Form 10-Q
period 1999-03-31
PLX TECHNOLOGY INC
filed 1999-05-14
CIK 850579

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ____________.

                        Commission File Number  0-25699



                        P L X  T E C H N O L O G Y,  I N C.
             (Exact name of Registrant as specified in its charter)



            Delaware                                    94-3008334
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)


                     390 Potrero Avenue, Sunnyvale, CA 94086
               (Address of Principal Executive Offices) (Zip Code)



       Registrant's Telephone Number, Including Area Code: (408) 774-9060



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]






As of April 30, 1999 there were 22,146,591 shares of common stock, par value $0.001 per share, outstanding.


           This Report on Form 10-Q includes 22 pages with the Index
                         to Exhibits located on page 22

                              PLX TECHNOLOGY, INC.
                                    INDEX TO
                               REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1999


                                                                                        Page
                                                                                        ----

                          PART I. FINANCIAL INFORMATION

   ITEM 1.          Financial Statements (Unaudited):

                      Condensed Consolidated Balance Sheets -- March 31, 1999 and
                        December 31, 1998.........................................        3

                      Condensed Consolidated Statements of Income -- Three
                        Months Ended  March 31, 1999 and 1998 ....................        4

                      Condensed Consolidated Statements of Cash Flows -- Three
                        Months Ended March 31, 1999 and 1998......................        5

                      Notes to Condensed Consolidated Financial Statements........       6-7


   ITEM 2.          Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...................................      8-18


   ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk....       18


                           PART II. OTHER INFORMATION

   ITEM 2.          Changes in Securities.........................................       19

   ITEM 4.          Submission of Matters to a Vote of Security Holders...........       19

   ITEM 6.          Exhibits and Reports on Form 8-K..............................       20

   Signature        ..............................................................       21

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              PLX TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           MARCH 31,      DECEMBER 31,
                                                             1999           1998(1)
                                                           --------         --------
                                                          (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $  5,224         $  5,638
  Accounts receivable, net                                    4,604            2,073
  Inventories                                                 1,775            1,344
  Deferred tax assets                                           735              735
  Other current assets                                          479              332
                                                           --------         --------

Total current assets                                         12,817           10,122

Property and equipment, net                                   1,565            1,515
Deposits and licenses                                           155              129
                                                           --------         --------

Total assets                                               $ 14,537         $ 11,766
                                                           ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $  2,153         $  1,601
  Accrued compensation or benefits                              836              724
  Accrued commissions                                           176              100
  Deferred revenues                                             802              592
  Other accrued expenses                                        610              547
  Income tax payable                                            948              442
                                                           --------         --------

    Total current liabilities                                 5,525            4,006


STOCKHOLDERS' EQUITY:
  Preferred stock, par value                                     --               --
  Redeemable convertible preferred stock, par value               5                5
  Common stock, par value                                         5                5
  Additional paid in capital                                  5,759            5,616
  Deferred compensation                                        (260)            (283)
  Notes receivable for employee stock purchases                (162)            (163)
  Retained earnings                                           3,665            2,580
                                                           --------         --------

Total stockholders' equity                                    9,012            7,760
                                                           --------         --------

Total liabilities and stockholders' equity                 $ 14,537         $ 11,766
                                                           ========         ========


--------

(1) The balance sheet at December 31, 1998 has been derived from the audited financial statements as of that date.

See notes to condensed consolidated financial statements.

                              PLX TECHNOLOGY, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (in thousands, except per share amounts)

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                        ----------------------
                                                           1999           1998
                                                        -------        -------
Net revenues                                            $ 8,908        $ 5,413
Cost of revenues                                          3,252          2,008
                                                        -------        -------
Gross margin                                              5,656          3,405
Operating expenses:
   Research and development                               1,732          1,798
   Selling, general and administrative                    2,291          1,448
                                                        -------        -------
Total operating expenses                                  4,023          3,246
                                                        -------        -------
Income from operations                                    1,633            159
Interest income and other, net                               43             14
                                                        -------        -------
Income before income taxes                                1,676            173
Provision for income taxes                                  591             35
                                                        -------        -------
Net income                                              $ 1,085        $   138
                                                        =======        =======
Basic net income per share                              $  0.28        $  0.04
                                                        =======        =======
Shares used to compute basic share amounts                3,897          3,441
                                                        =======        =======
Diluted net income per share                            $  0.06        $  0.01
                                                        =======        =======
Shares used to compute diluted per share amounts         18,580         18,420
                                                        =======        =======

See notes to condensed consolidated financial statements.

                              PLX TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                              -----------------------
                                                                                1999            1998
                                                                              -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                    $ 1,085         $   138
Adjustments  to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                    225             163
  Compensation expense recognized                                                 144              --
  Amortization of unearned compensation                                            22              18
  Changes in operating assets and liabilities:
    Accounts receivable                                                        (2,531)            (33)
    Inventories                                                                  (431)           (532)
    Other current assets                                                         (147)            (78)
    Deposits and licenses                                                         (26)            (10)
    Accounts payable                                                              552             716
    Accrued compensation and benefits                                             112              43
    Accrued commissions                                                            76             (32)
    Deferred revenues                                                             210             277
    Other accrued expenses                                                         63              (8)
    Income tax payable                                                            506              --
                                                                              -------         -------
Net cash provided by (used in) operating activities                              (140)            662
                                                                              -------         -------

INVESTING ACTIVITIES
Purchase of property and equipment                                               (275)           (371)
                                                                              -------         -------
Net cash used in investing activities                                            (275)           (371)

FINANCING ACTIVITIES
Repayment of stockholder notes receivable                                           1              12
                                                                              -------         -------
Net cash provided by financing activities                                           1              12
                                                                              -------         -------

Increase (decrease) in cash and cash equivalents                                 (414)            303
Cash and cash equivalents at beginning of year                                  5,638           2,701
                                                                              -------         -------
Cash and cash equivalents at March 31                                         $ 5,224         $ 3,004
                                                                              =======         =======

See notes to condensed consolidated financial statements.

                              PLX TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiary ("PLX" or the "Company") as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

     This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission, SEC File No. 333-71795.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

     RECENT ACCOUNTING PRONOUNCEMENTS

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive net income was the same as its net income for the three months ended March 31, 1998 and 1999.

     In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133 is effective for fiscal years beginning after June 15, 1999 and the Company believes that the adoption of FAS 133 will not have a significant impact on the Company's operating results or cash flows.

2.   INVENTORIES

     Inventories consisted solely of finished goods as of March 31, 1999 and December 31, 1998.

3.   NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share:

                                                                    Three Months Ended
                                                             ---------------------------------
                                                                March 31,        March 31,
                                                                   1999             1998
                                                             -------------       -------------
                                                                      (in thousands)


Net income (numerator)                                          $ 1,085        $   138
                                                                =======        =======
Shares used in computing basic net income per share -
   weighted average number of common shares                       3,897          3,441
                                                                =======        =======
Basic net income per share                                      $  0.28        $  0.04
                                                                =======        =======

Outstanding weighted average number of common shares              3,897          3,441
Effect of dilutive securities:
   Employee stock options                                           239              8
   Unvested restricted stock                                        705          1,232
   Redeemable convertible preferred stock                        13,739         13,739
                                                                -------        -------
Dilutive potential common shares                                 14,683         14,979
                                                                -------        -------

Denominator for diluted net income per share -
   adjusted weighted-average shares and assumed conversions      18,580         18,420
                                                                =======        =======
Diluted net income per share                                    $  0.06        $  0.01
                                                                =======        =======

4.   REINCORPORATION IN DELAWARE

     On March 22, 1999, the Company reincorporated in the State of Delaware. The par value of the preferred and common stock is $0.001 per share. The Company's Certificate of Incorporation has been amended to authorize 5,000,000 shares of preferred stock. The Board of Directors has the authority to fix or alter the designations, powers, preferences and rights of the shares of each such series. The Company's reincorporation has been reflected in the condensed consolidated financial statements for all periods presented.

5.   SEGMENTS OF AN ENTERPRISE

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 superseded Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect the Company's results of operations or financial position, and did not affect the disclosure of segment information.

     The Company operates in one business segment, the sale of semiconductor devices. The President has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components.

6.   SUBSEQUENT EVENT

     In April 1999, the Company completed an initial public offering of 3,795,000 shares of the Company's common stock at a public offering price of $9.00 per share, which generated approximately $31 million in net proceeds to the Company.

     Upon the closing of the Company's initial public offering in April 1999, all outstanding shares of PLX's Preferred Stock were automatically converted into 13,738,908 shares of Common Stock. Following such closing, PLX filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State which eliminated the previously authorized Preferred Stock, authorized 10,000,000 shares of undesignated Preferred Stock and increased the authorized Common Stock to 100,000,000 shares.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to, our anticipated expense levels for research and development, selling, general and administrative operations, and deferred compensation; the amount of and specific uses of anticipated capital expenditures; expectations regarding inventory balances, liquidity, adequacy of cash resources; and adequacy of current facilities under the sub-headings "Results of Operations" and "Liquidity and Capital Resources." Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below under the sub-heading "Factors That May Affect Future Operating Results" and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See "Factors That May Affect Future Operating Results" below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission, SEC File No. 333-71795.

OVERVIEW

PLX was founded in 1986, and since 1994 we have focused on development of I/O interface semiconductors and related software and development tools that are used in systems incorporating the PCI standard. In 1994 and 1995, a significant portion of our revenues was from the sale of semiconductor devices that perform similar functions as our current products, except they were based on a variety of industry standards. Our revenues since 1996 have been derived predominantly from the sale of semiconductor devices based on the PCI standard to a large number of customers in a variety of applications including networking and telecommunications, enterprise storage, imaging, industrial and other embedded applications as well as in related adapter cards. We generate a small portion of our revenues from sales of our software and development tools.

We utilize a "fabless" semiconductor business model whereby we purchase packaged and tested semiconductor devices from independent manufacturing foundries. This approach allows us to focus on defining, developing, and marketing our products and eliminates the need for us to invest large amounts of capital in manufacturing facilities and work-in-process inventory.

Our gross margins have fluctuated in the past and are expected to fluctuate in the future due to changes in product mix, the position of our products in their respective life cycles, and specific product manufacturing costs.

RESULTS OF OPERATIONS

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

                                                  Three Months Ended
                                            -------------------------------
                                            March 31, 1999   March 31, 1998
Net Revenues                                      100.0%        100.0%
Cost of revenues                                   36.5          37.1
                                                -------       -------
Gross profit                                       63.5          62.9
Expenses
    Research and development                       19.4          33.2
    Selling, general and administrative            25.7          26.8
                                                -------       -------
        Total operating expenses                   45.1          60.0
                                                -------       -------
Operating income                                   18.4           2.9
Interest income (expense) and other, net            0.5           0.3
                                                -------       -------
Income before income taxes                         18.9           3.2
Provision for income taxes                          6.6           0.6
                                                -------       -------
Net income                                         12.3%          2.6%
                                                =======       =======

NET REVENUES
Net revenues for the three months ended March 31, 1999 were $8.9 million, an increase of 65% from $5.4 million for the three months ended March 31, 1998. The increase was primarily due to higher unit shipments resulting from increased market acceptance of our products. For the first quarter of 1999, 72% of net revenues were derived from customers in the United States, with 28% of net revenues from sales to Unique Technologies, our U.S. distributor. No other individual customer represented greater than 10% of net revenues.

GROSS PROFIT
Gross profit represents net revenues less the cost of revenues. Cost of revenues includes the cost of purchasing packaged semiconductor devices from our independent foundries, our operating costs associated with the procurement, storage, and shipment of products, as well as royalty expenses paid on some of our products. Gross profit for the three months ended March 31, 1999 was $5.7 million, an increase of 66% from $3.4 million for the three months ended March 31, 1998. Gross profit as a percentage of revenues was 63.5% for the three months ended March 31, 1999 compared to 62.9% for the three months ended March 31, 1998.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries are included in research and development expenses. Research and development expenses for the three months ended March 31, 1999 were $1.7 million, a decrease of 4% from $1.8 million for the three months ended March 31, 1998. Research and development expenses as a percentage of net revenues were 19.4% for the three months ended March 31, 1999, as compared to 33.2% for the three months ended March 31, 1998. This percentage decrease was primarily due to higher net revenues as well as lower expenses for outside engineering consultants and non-recurring engineering at our independent foundries. We expect that research and development expenses in absolute dollars will likely increase in future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling general and administrative expenses consist primarily of employee related expenses, professional fees, trade show and other promotional expenses, and sales commissions to manufacturers' representatives. Selling, general and administrative expenses for the three months ended March 31, 1999 were $2.3 million, an increase of 58% from $1.4 million for the three months ended March 31, 1998. Selling, general and administrative expenses as a percentage of net revenues were 25.7% for the three months ended March 31, 1999, as compared to 26.8% for the three months ended March 31, 1998. This percentage decrease was primarily due to higher net revenues. The first quarter 1999 figures include approximately $144,000 for compensation expense recognized related to stock options granted to non-employees. We expect that selling, general and administrative expenses in absolute dollars will likely increase in future periods.

DEFERRED COMPENSATION
In connection with the grant of stock options and restricted stock to our employees during 1997 and 1998, we recorded amortization of deferred compensation of approximately $22,000 for the three months ended March 31, 1999 and $18,000 for the three months ended March 31, 1998. The amount of deferred compensation is presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable stock grants. We expect the deferred compensation amortization to continue at approximately $20,000 per quarter through December 31, 2001.

INTEREST INCOME AND OTHER, NET
Interest income and other income, net reflects interest earned on average cash, cash equivalents and short-term investment balances. Interest income and other, net increased to $43,000 for the three months ended March 31, 1999 from $14,000 for the three months ended March 31, 1998. The increase was primarily due to interest earned on higher levels of short-term investments and cash balances.

PROVISION FOR INCOME TAXES
Income tax expenses as a percentage of pretax income were 35% and 20% for the periods ended March 31, 1999 and 1998, respectively. Our effective tax rate in 1999 differs from the applicable statutory rate primarily due to state income taxes offset by the benefit of the research and development tax credit. Our effective tax rate in 1998 differed from the applicable statutory rate primarily due to the benefit of research and development tax credits and the realization of deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1999, we had $7.3 million in working capital and $5.2 million in cash and cash equivalents. Our operating activities used cash of $140,000 for the three months ended March 31, 1999, and provided cash of $662,000 for the three months ended March 31, 1998. The $802,000 change in cash provided by (used in) operations was primarily attributable to a $2.5 million increase in the change in accounts receivable, offset by a $947,000 increase in the change in net income and a $506,000 increase in the change in income taxes payable. The increases in accounts receivable and net income were due to higher product shipments during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase in the income taxes payable is due to higher levels of pretax income for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 as well as an increase in the effective tax rate for the same periods from 20% to 35%, respectively.

Our investing activities used cash of $275,000 and $371,000 for the three months ended March 31, 1999 and the three months ended March 31, 1998, respectively. These investing activities were for the purchase of capital equipment. Cash provided by financing activities was $1,000 and $12,000 for the three months ended March 31, 1999 and the three months ended March 31, 1998, respectively.

In February 1999, we signed a commitment letter with Comerica Bank for a $1.5 million line of credit. Currently, this line of credit has not been finalized and there are no amounts outstanding.

On April 9, 1999 we completed our initial public offering of common stock which generated approximately $31 million in net proceeds. We intend to use the net proceeds primarily for general corporate purposes, including working capital. Pending use of the net proceeds for such purposes, we intend to invest the funds in interest-bearing, investment-grade securities. We believe that the proceeds from the public offering together with the cash generated from our operations will be sufficient to meet our capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including the inventory levels we maintain, the level of investment we make in new technologies and improvements to existing technologies and the levels of monthly expenses required to launch new products.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. This Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth below.

RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO FACTORS WHICH ARE NOT WITHIN OUR CONTROL

Our quarterly operating results have fluctuated significantly in the past and are expected to fluctuate significantly in the future based on a number of factors, many of which are not in our control. Our operating expenses, which include product development costs and selling, general and administrative expenses, are relatively fixed in the short-term. If our revenues are lower than we expect because we sell fewer semiconductor devices, delay the release of new products or the announcement of new features, or for other reasons, we may not be able to quickly reduce our spending in response.

Other circumstances that can affect our operating results include:

- our ability to develop, introduce and market new products and technologies on a timely basis,

-   the timing of significant orders, order cancellations and reschedulings,

- changes in our pricing policies or those of our competitors or suppliers, including decreases in unit average selling prices of our products,

-   introduction of products and technologies by our competitors,

-   shifts in our product mix toward lower margin products,

- the availability of production capacity at the fabrication facilities that manufacture our products,

-   purchasing patterns related to the Year 2000, and

-   the availability and cost of materials to our suppliers.

These factors are difficult to forecast, and these or other factors could adversely affect our business. Any shortfall in our revenues would have a direct impact on our business. In addition, fluctuations in our quarterly results could adversely affect the market price of our common stock in a manner unrelated to our long-term operating performance.

SALES CYCLE CAN RESULT IN UNCERTAINTY AND DELAYS WITH REGARD TO OUR EXPECTED REVENUES

Our customers typically perform numerous tests and extensively evaluate our products before incorporating them into their systems. The time required for test, evaluation and design of our products into the customer's equipment can range from six to twelve months or more. It can take an additional six to twelve months or more before a customer commences volume shipments of equipment that incorporates our products. Because of this lengthy sales cycle, we may experience a delay between the time when we increase expenses for research and development and sales and marketing efforts and the time when we generate higher revenues, if any, from these expenditures.

In addition, the delays inherent in our lengthy sales cycle raise additional risks of customer decisions to cancel or change product plans. When we achieve a design win, there can be no assurance that the customer will ultimately ship products incorporating our products. Our business could be materially adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release products incorporating our products.

RAPID TECHNOLOGICAL CHANGE COULD MAKE OUR PRODUCTS OBSOLETE
The semiconductor industry is characterized by rapidly changing technology and industry standards, along with frequent new product introductions. Consequently, our future success depends on our ability to identify trends in our target markets and to offer new semiconductor devices, as well as other products and services, that address the changing needs of our target customers.

WE MUST MAKE SIGNIFICANT RESEARCH AND DEVELOPMENT EXPENDITURES PRIOR TO GENERATING REVENUES FROM PRODUCTS

To establish market acceptance of a new semiconductor device, we must dedicate significant resources to research and development, production and sales and marketing. We incur substantial costs in developing, manufacturing and selling a new product, which often significantly precede meaningful revenues from the sale of this product. Consequently, new products can require significant time and investment to achieve profitability. Prospective investors should note that our efforts to introduce new semiconductor devices or other products or services may not be successful or profitable. In addition, products or technologies developed by others may render our products or technologies obsolete or noncompetitive.

We record as expenses the costs related to the development of new semiconductor devices and other products as these expenses are incurred. As a result, our profitability from quarter to quarter and from year to year may be adversely affected by the number and timing of our new product launches in any period and the level of acceptance gained by these products.

OUR INDEPENDENT MANUFACTURERS MAY NOT BE ABLE TO MEET OUR MANUFACTURING REQUIREMENTS

We do not manufacture any of our semiconductor devices. Therefore, we are referred to in the semiconductor industry as a "fabless" producer of semiconductors. Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications. We currently have third party manufacturers that can produce semiconductors which meet our needs. However, as the semiconductor industry continues to progress to smaller manufacturing and design geometries, the complexities of producing semiconductors will increase. Decreasing geometries may introduce new problems and delays that may affect product development and deliveries. Due to the nature of the semiconductor industry and our status as a "fabless" semiconductor company, we could encounter fabrication related problems that may affect the availability of our semiconductor devices, may delay our shipments or may increase our costs.

OUR RELIANCE ON SINGLE SOURCE MANUFACTURERS OF OUR SEMICONDUCTOR DEVICES COULD DELAY SHIPMENTS AND INCREASE OUR COSTS

None of our semiconductor devices is currently manufactured by more than one supplier. We place our orders on a purchase order basis and do not have a long term purchase agreement with any of our existing suppliers. In the event that the supplier of a semiconductor device was unable or unwilling to continue to manufacture this product in the required volume, we would have to identify and qualify a substitute supplier. Introducing new products or transferring existing products to a new third party manufacturer or process may result in unforeseen device specification and operating problems. These problems may affect product shipments and may be costly to correct. Silicon fabrication capacity may also change, or the costs per silicon wafer may increase. Manufacturing-related problems may have a material adverse effect on our business.

INTENSE COMPETITION IN THE MARKETS IN WHICH WE OPERATE MAY REDUCE THE DEMAND FOR OR PRICES OF OUR PRODUCTS

Competition in the semiconductor industry is intense. If our main target market, the embedded systems market, continues to grow, the number of competitors may increase significantly. In addition, new semiconductor technology may lead to new products that can perform similar functions as our products. Some of our competitors and other semiconductor companies may develop and introduce products that integrate into a single semiconductor device the functions performed by our semiconductor devices. This would eliminate the need for our products in some applications.

In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions. Also, as we start to sell our processor products, we will compete with established embedded microprocessor companies and others. Many of these indirect competitors and microprocessor companies have significantly greater financial, technical, marketing and other resources than we. Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business.

FAILURE TO HAVE OUR PRODUCTS DESIGNED INTO THE PRODUCTS OF ELECTRONIC EQUIPMENT MANUFACTURERS WILL RESULT IN REDUCED SALES

Our future success depends on electronic equipment manufacturers that design our semiconductor devices into their systems. We must anticipate market trends and the price, performance and functionality requirements of current and potential future electronic equipment manufacturers and must successfully develop and manufacture products that meet these requirements. In addition, we must meet the timing requirements of these electronic equipment manufacturers and must make products available to them in sufficient quantities. These electronic equipment manufacturers could develop products that provide the same or similar functionality as one or more of our products and render these products obsolete in their applications.

We do not have purchase agreements with our customers that contain minimum purchase requirements. Instead, electronic equipment manufacturers purchase our products pursuant to short-term purchase orders that may be canceled without charge. We believe that in order to obtain broad penetration in the markets for our products, we must maintain and cultivate relationships, directly or through our distributors, with electronic equipment manufacturers that are leaders in the embedded systems markets. Accordingly, we will often incur significant expenditures in order to build relationships with electronic equipment manufacturers prior to volume sales of new products. If we fail to develop relationships with additional electronic equipment manufacturers, to have our products designed into new embedded systems or to develop sufficient new products to replace products that have become obsolete, our business would be materially adversely affected.

LOWER DEMAND FOR OUR CUSTOMERS' PRODUCTS WILL RESULT IN LOWER DEMAND FOR OUR PRODUCTS

Demand for our products depends in large part on the development and expansion of the high-performance embedded systems markets including networking and telecommunications, enterprise storage, imaging and industrial applications. The size and rate of growth of these embedded systems markets may in the future fluctuate significantly based on numerous factors. These factors include the adoption of alternative technologies, capital spending levels and general economic conditions. Demand for products that incorporate high-performance embedded systems may not grow.

DEFECTS IN OUR PRODUCTS COULD INCREASE OUR COSTS AND DELAY OUR PRODUCT SHIPMENTS Our products are complex. While we test our products, these products may still have errors, defects or bugs that we find only after commercial production has begun. We have experienced errors, defects and bugs in the past in connection with new products.

Our customers may not purchase our products if the products have reliability, quality or compatibility problems. This delay in acceptance can make it more difficult to retain our existing customers and to attract new customers. Moreover, product errors, defects or bugs can result in additional development costs, diversion of technical and other resources from our other development efforts, claims by our customers or others against us, or the loss of credibility with our current and prospective customers. In the past, the additional time required to correct defects has caused delays in product shipments and resulted in lower revenues. We may have to spend significant amounts of capital and resources to address and fix problems in new products.

We must continuously develop our products using new process technology with smaller geometries to remain competitive on a cost and performance basis. Migrating to new technologies is a challenging task requiring new design skills, methods and tools and is difficult to achieve.

FAILURE TO HIRE ADDITIONAL PERSONNEL AND TO IMPROVE OUR OPERATIONS WILL LIMIT OUR GROWTH

We have experienced rapid growth which places a significant strain on our limited personnel and other resources. To manage our expanded operations effectively, we will need to further improve our operational, financial and management systems. We will also need to successfully hire, train, motivate and manage our employees. We may not be able to manage our growth effectively, which could have a material adverse effect on our business. Also, we are seeking to hire additional skilled development engineers, who are currently in short supply. Our business could be adversely affected if we encounter delays in hiring additional engineers.

WE COULD LOSE KEY PERSONNEL DUE TO COMPETITIVE MARKET CONDITIONS AND ATTRITION Our success depends to a significant extent upon our senior management and key technical and sales personnel. The loss of one or more of these employees could have a material adverse effect on our business. We do not have employment contracts with any of our executive officers.

Our success also depends on our ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting, and managerial personnel. Competition for such personnel in the semiconductor industry is intense, and we may not be able to retain our key personnel or to attract, assimilate or retain other highly qualified personnel in the future. In addition, we may lose key personnel due to attrition, including health, family and other reasons. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. If we do not succeed in hiring and retaining candidates with appropriate qualifications, our business could be materially adversely affected.

A LARGE PORTION OF OUR REVENUES IS DERIVED FROM SALES TO THIRD-PARTY DISTRIBUTORS WHO MAY TERMINATE THEIR RELATIONSHIPS WITH US AT ANY TIME

We depend on distributors to sell a significant portion of our products. In the three months ended March 31, 1999 and in fiscal 1998, net revenues through distributors accounted for approximately 56% and 49%, respectively, of our net revenues. Some of our distributors also market and sell competing products.

Distributors may terminate their relationships with us at any time. Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business.

THE DEMAND FOR OUR PRODUCTS DEPENDS UPON OUR ABILITY TO SUPPORT EVOLVING INDUSTRY STANDARDS

Substantially all of our revenues are derived from sales of products which rely on the PCI standard. If the embedded systems markets move away from this standard and begin using new standards, we may not be able to successfully design and manufacture new products that use these new standards. There is also the risk that new products we develop in response to new standards may not be accepted in the market. In addition, the PCI standard is continuously evolving, and we may not be able to modify our products to address new PCI specifications. Any of these events would have a material adverse effect on our business.

THE SUCCESSFUL MARKETING AND SALES OF OUR PRODUCTS DEPEND UPON OUR THIRD PARTY RELATIONSHIPS, WHICH ARE NOT SUPPORTED BY WRITTEN AGREEMENTS

When marketing and selling our semiconductor devices, we believe we enjoy a competitive advantage based on the availability of development tools offered by third parties. These development tools are used principally for the design of other parts of the embedded system but also work with our products. We will lose this advantage if these third party tool vendors cease to provide these tools for existing products or do not offer them for our future products. This event could have a material adverse effect on our business. We generally have no written agreements with these third parties, and these parties could choose to stop providing these tools at any time.

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS COULD ADVERSELY AFFECT OUR COMPETITIVE POSITION

Our future success and competitive position depend upon our ability to obtain and maintain proprietary technology used in our principal products. Currently, we have limited protection of our intellectual property in the form of patents and rely instead on trade secret protection. Our existing or future patents may be invalidated, circumvented, challenged or licensed to others. The rights granted thereunder may not provide competitive advantages to us. In addition, our future patent applications may not be issued with the scope of the claims sought by us, if at all. Furthermore, others may develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents owned or licensed by us. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in foreign countries where we may need protection. We cannot be sure that steps taken by us to protect our technology will prevent misappropriation of the technology.

We may from time to time receive notifications of claims that we may be infringing patents or other intellectual property rights owned by other third parties. While there is currently no intellectual property litigation pending against us, litigation could result in significant expenses to us, adversely affect sales of the challenged product or technology. This litigation could also divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. In addition, we may not be able to develop or acquire non-infringing technology or procure licenses to the infringing technology under reasonable terms. This could require expenditures by us of substantial time and other resources. Any of these developments would have a material adverse effect on our business.

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY MAY LEAD TO SIGNIFICANT VARIANCES IN THE DEMAND FOR OUR PRODUCTS

In the last two years, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. Also, during this time, the industry has experienced significant fluctuations in anticipation of changes in general economic conditions, including economic conditions in Asia. This cyclicality has led to significant variances in product demand and production capacity. It has also accelerated erosion of average selling prices per unit. We may experience periodic fluctuations in our future financial results because of industry-wide conditions.

BECAUSE WE SELL OUR PRODUCTS TO CUSTOMERS OUTSIDE OF NORTH AMERICA AND BECAUSE OUR PRODUCTS ARE INCORPORATED WITH PRODUCTS OF OTHERS THAT ARE SOLD OUTSIDE OF NORTH AMERICA WE FACE FOREIGN BUSINESS, POLITICAL AND ECONOMIC RISKS

Sales outside of North America accounted for 21%, 22%, 34% and 28% of our revenues in 1996, 1997, 1998 and the first three months of 1999, respectively. We anticipate that these sales may increase in future periods and may account for an increasing portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products, sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

-   difficulties in managing distributors,

- difficulties in staffing and managing foreign subsidiary and branch operations,

-   political and economic instability,

-   foreign currency exchange fluctuations,

-   difficulties in accounts receivable collections,

-   potentially adverse tax consequences,

-   timing and availability of export licenses,

-   changes in regulatory requirements, tariffs and other barriers,

- difficulties in obtaining governmental approvals for telecommunications and other products, and

-   the burden of complying with complex foreign laws and treaties.

Although less than 10% of our revenues were attributable to sales in Asia during 1998 and the first three months of 1999, the recent Asian economic instability could adversely affect our business, particularly to the extent that this instability impacts the sales of products manufactured by our customers.

Because sales of our products have been denominated to date exclusively in United States dollars, increases in the value of the United States dollar will increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country.

WE COULD EXPERIENCE DISRUPTIONS FROM IMPORTANT SUPPLIERS AND CUSTOMERS BECAUSE THEY ARE NOT YEAR 2000 COMPLIANT

We are highly dependent on our computer software programs and operating systems in operating our business. We also depend on proper functioning of computer systems of third parties, such as suppliers and customers. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 instead of the year 2000. We have completed audits of our internal systems, including our accounting, sales and technical support automation system, and obtained assurances from our major suppliers and customers that they have done the same. However, we do not have the resources to verify these assurances. Thus, there is a risk that some of our customers' and suppliers' systems will not function adequately. If they do not, the result could be a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

OUR POTENTIAL FUTURE ACQUISITIONS MAY NOT BE SUCCESSFUL BECAUSE WE HAVE NOT MADE ACQUISITIONS IN THE PAST

There have been a significant number of mergers and acquisitions in the semiconductor industry in the past. As part of our business strategy, we expect to review acquisition prospects that would complement our existing product offerings, improve market coverage or enhance our technological capabilities. We have no current agreements or negotiations underway with respect to any acquisitions, and we may not be able to locate suitable acquisition opportunities. Future acquisitions could result in the following:

-   potentially dilutive issuances of equity securities,

-   large one-time write-offs,

- the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets,

- difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies,

-   diversion of management's attention from other business concerns, and

- risks of entering geographic and business markets in which we have no or limited prior experience and potential loss of key employees of acquired organizations.

Since we have not made any acquisitions in the past, we are not certain that we will be able to successfully integrate any businesses, products, technologies or personnel that may be acquired in the future. Our failure to do so could have a material adverse effect on our business.

OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTERESTS OF OUR OTHER STOCKHOLDERS

Our executive officers, directors and other principal stockholders, in the aggregate, beneficially own approximately 45% of our outstanding common stock. Although these stockholders not have majority control, they currently have, and likely will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other stockholders. In addition, the voting power of these stockholders could have the effect of delaying or preventing a change in control of PLX. Commencing at the first annual meeting of stockholders following the annual meeting of stockholders when we shall have had at least 800 stockholders, our stockholders will not be entitled to cumulate their votes in the election of directors, and the holders of a majority of the common stock present at a meeting of stockholders will be able to elect all of our directors.

THE ANTI-TAKEOVER PROVISIONS IN OUR CERTIFICATE OF INCORPORATION COULD ADVERSELY AFFECT THE RIGHTS OF THE HOLDERS OF OUR COMMON STOCK

Anti-takeover provisions of Delaware law and our Certificate of Incorporation may make a change in control of PLX more difficult, even if a change in control would be beneficial to the stockholders. These provisions may allow the Board of Directors to prevent changes in the management and control of PLX. Under Delaware law, our Board of Directors may adopt additional anti-takeover measures in the future.

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,000,000 shares of preferred stock. There are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

READINESS DISCLOSURE FOR YEAR 2000
We utilize a number of computer software programs and operating systems across our entire organization, including applications used in financial business systems and various administrative functions. To the extent that our software applications contain source code that is unable to appropriately interpret the upcoming Year 2000 and beyond, some level of modification or replacement of such applications will be necessary. We believe that our internal Year 2000 issues are limited to information technology, or information technology, or IT, systems such as software programs and computer operating systems, and we are working closely with the suppliers of such systems to ensure that all systems are Year 2000 compliant. Employing a team made up of internal personnel, we have completed our identification of IT systems that are not yet Year 2000 compliant and have commenced modification or replacement of non-compliant systems as necessary. We have also completed our assessment of the Year 2000 compliance issues presented by our semiconductor hardware and software products. We anticipate that modification or replacement and testing of these systems will be completed by September 30, 1999. None of our hardware or software products has Year 2000 issues that require product modification or replacement.

We are highly dependent on a few semiconductor foundry companies to produce the majority of our products. To the extent that Year 2000 issues effect these suppliers' ability to deliver product, we must review the suppliers' plans for Year 2000 compliance and satisfy ourselves that they have made the necessary modifications to or replacements of their affected systems. We have requested these plans and will evaluate them as they are received. We anticipate that this evaluation will be completed by September 30, 1999. We will rely primarily on the suppliers' commitments to accomplish this task but have no contractual commitment from the suppliers regarding Year 2000 issues.

Given the information known at this time about our non-compliant systems, coupled with ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, we do not expect Year 2000 compliance costs to have any material adverse impact on our business. We estimate that total costs for the Year 2000 compliance assessment and remediation will not exceed $50,000. The costs of this assessment and remediation will be paid out of general and administrative expenses.

In light of our assessment and remediation efforts to date, and the planned, normal course-of-business upgrades, we believe that any residual Year 2000 risk is limited to non-critical business applications and support hardware. No assurance can be given, however, that all of our systems will be Year 2000 compliant or that compliance will not have a material adverse effect on our business. We also do not have any assurance that the manufacturers who supply semiconductors for us will be Year 2000 compliant with their internal systems; a reduction in the supply of product from these suppliers could have a material adverse effect on our business.

We believe that, if our suppliers are not Year 2000 compliant, the reasonably likely worst case would be that we would be unable to receive products from them on a timely basis which would disrupt our shipments to customers and could materially adversely affect our business. In addition, if our IT systems are not Year 2000 compliant, we may be unable to process customer orders, which could also lead to shipment delays. We plan to develop a contingency plan for all operations to address the most reasonably likely worst case scenarios regarding Year 2000 compliance. We expect the contingency plan to be completed by August 31, 1999.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our principal financial market risk relates to the interest rates associated with our available-for-sale securities. At March 31, 1999, our market risk related to these investment was immaterial and all these investments had original maturities not exceeding 90 days.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

        Upon the closing of our initial public offering in April 1999, all outstanding shares of PLX's Preferred Stock were automatically converted into 13,738,908 shares of Common Stock. Following such closing, PLX filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State which eliminated the previously authorized Preferred Stock, authorized 10,000,000 shares of undesignated Preferred Stock and increased the authorized Common Stock to 100,000,000 shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In March 1999, prior to its initial public offering, PLX submitted the following matters to a vote of its security holders through an Action by Written Consent. Each of the matters were approved by holders of the required majority of PLX's outstanding Common Stock and Preferred Stock.

        1. To approve the reincorporation of the Company in the State of Delaware.

        2. To approve an amendment and restatement of PLX's Certificate of Incorporation to (i) increase the authorized number of shares of Common Stock to 30,000,000 shares and (ii) authorize 5,000,000 shares of undesignated Preferred Stock for issuance.

        3. To approve and adopt a 1999 Stock Incentive Plan and to reserve a total of 1,000,000 shares of Common Stock thereunder for issuance to employees, officers, directors and other service providers.

        4. To approve an amendment to the Company's 1998 Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 700,000 shares.

        5. To approve the Company's entering into indemnification agreements with each of its officers and directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

          EXHIBIT
          NUMBER                          DESCRIPTION
          ------                          -----------

            3.1*      Amended and Restated Certificate of Incorporation of the
                      Registrant.

            3.2*      Registrant's Amended and Restated Bylaws.

            4.1       Reference is made to Exhibit 3.1.

           10.1* Form of Indemnification Agreement between PLX and each of its Officers and Directors.

           10.2*      1998 Stock Incentive Plan.

           10.3*      1999 Stock Incentive Plan.

           10.4*      Lease Agreement dated December 20, 1995 by and between
                      Aetna Life Insurance Company as Landlord and PLX as
                      Tenant.

           10.5*      Lease Agreement dated October 17, 1997 between The
                      Arrillaga Foundation and The Perry Foundation as
                      Landlords and PLX as Tenant, as amended.

           10.6* Form of Restricted Stock Purchase Agreement used in connection with the 1986 Restricted Stock Purchase
                      Program.

           10.7*      Form of Pledge Agreement used in connection with the 1986
                      Restricted Stock Purchase Program.

           10.8*      Form of Promissory Note used in connection with the 1986
                      Restricted Stock Purchase Program.

           10.9* PLX Technology, Inc. Stock Restriction, Information Rights and Registration Rights Agreement dated April 19, 1989.

           10.10* PLX Technology, Inc. Stock Restriction, Information Rights and Registration Rights Agreement dated July 3, 1991.

           27.1       Financial Data Schedule.

---------

   *Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-71795).

(b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended March 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PLX TECHNOLOGY, INC.
                                        (Registrant)



Date: May 14, 1999                  By    /s/    Scott M. Gibson
                                         ------------------------------------
                                               Scott M. Gibson
                                         Vice President, Finance and
                                         Chief Financial Officer
                                         (Authorized Officer and
                                         Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                      Description
------                      -----------
 27.1                   Financial Data Schedule