Form 10-Q
period 1999-06-30
PLX TECHNOLOGY INC
filed 1999-08-12
CIK 850579

    UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999.

       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 1999 there were 22,147,841 shares of common stock, par value $0.001 per share, outstanding.

This Report on Form 10-Q includes 19 pages with the Index to Exhibits located on page 20.

                              PLX TECHNOLOGY, INC.
                                    INDEX TO
                               REPORT ON FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 1999


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets  at June 30, 1999 and
            December 31, 1998................................................  3

          Condensed Consolidated Statements of Income for the three
            and six months ended June 30, 1999 and 1998.....................   4

          Condensed Consolidated Statements of Cash Flows for the six
            months ended June 30, 1999 and 1998.............................   5

          Notes to Condensed Consolidated Financial Statements.............. 6-7


Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................8-18


Item 3.   Quantitative and Qualitative Disclosures About Market Risk........  18


PART II. OTHER INFORMATION

Item 2.   Changes in Securities.............................................  19

Item 4.   Submission of Matters to a Vote of Security Holders...............  19

Item 6.   Exhibits and Reports on Form 8-K..................................  20

Signature ..................................................................  21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              PLX TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      June 30,     December 31,
                                                        1999          1998(1)
                                                      --------       --------
                                                     (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                          $ 37,669       $  5,638
   Accounts receivable, net                              3,932          2,073
   Inventories                                           1,522          1,344
   Deferred tax assets                                     735            735
   Other current assets                                    209            332
                                                      --------       --------
Total current assets                                    44,067         10,122

Property and equipment, net                              1,568          1,515
Deposits and licenses                                      172            129
                                                      ========       ========
Total assets                                          $ 45,807       $ 11,766

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                   $  1,766       $  1,601
   Accrued compensation and benefits                       875            724
   Accrued commissions                                     152            100
   Deferred revenues                                       783            592
   Other accrued expenses                                  703            547
   Income tax payable                                     --              442
                                                      --------       --------
     Total current liabilities                           4,279          4,006


STOCKHOLDERS' EQUITY:
   Redeemable convertible preferred stock,
    par value                                               --              5
   Common stock, par value                                  22              5
   Additional paid in capital                           36,642          5,616
   Deferred compensation                                  (237)          (283)
   Notes receivable for employee stock purchases          (146)          (163)
   Retained earnings                                     5,247          2,580
                                                      --------       --------
Total stockholders' equity                              41,528          7,760
                                                      --------       --------
Total liabilities and stockholders' equity            $ 45,807       $ 11,766
                                                      ========       ========

----------
(1) The balance sheet at December 31, 1998 has been derived from the audited financial statements as of that date.

See notes to condensed consolidated financial statements.

                              PLX TECHNOLOGY, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                     Three Months Ended       Six Months Ended
                                                           June 30,               June 30,
                                                     ------------------      ------------------
                                                      1999        1998        1999       1998
                                                     -------    -------      -------    -------
Net revenues                                         $ 9,413    $ 5,626      $18,321    $11,039
Cost of revenues                                       3,222      2,108        6,474      4,116
                                                     -------    -------      -------    -------
Gross margin                                           6,191      3,518       11,847      6,923

Operating expenses:
  Research and development                             1,780      1,600        3,512      3,398
  Selling, general and administrative                  2,397      1,568        4,688      3,016
                                                     -------    -------      -------    -------
Total operating expenses                               4,177      3,168        8,200      6,414
                                                     -------    -------      -------    -------
Income from operations                                 2,014        350        3,647        509

Interest income and other, net                           419         14          462         28
                                                     -------    -------      -------    -------
Income before income taxes                             2,433        364        4,109        537

Provision for income taxes                               851         73        1,442        108
                                                     -------    -------      -------    -------
Net income                                           $ 1,582    $   291      $ 2,667    $   429
                                                     =======    =======      =======    =======
Basic net income per share                           $  0.08    $  0.08      $  0.14    $  0.12
                                                     =======    =======      =======    =======
Shares used to compute basic
  share amounts                                       20,558      3,508       18,400      3,474
                                                     =======    =======      =======    =======
Diluted net income per share                         $  0.07    $  0.02      $  0.13    $  0.02
                                                     =======    =======      =======    =======
Shares used to compute diluted per
  share amounts                                       22,814     18,420       20,697     18,420
                                                     =======    =======      =======    =======

See notes to condensed consolidated financial statements.

                              PLX TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                         Six Months Ended
                                                              June 30,
                                                      -----------------------
                                                        1999           1998
                                                      --------       --------
Cash flows from operating activities

Net income                                            $  2,667       $    429
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                            450            336
   Compensation expense recognized                         144             --
   Amortization of unearned compensation                    46             32
   Changes in operating assets and liabilities:
     Accounts receivable                                (1,859)            15
     Inventories                                          (178)          (416)
     Other current assets                                  123            (84)
     Deposits and licenses                                 (43)           (39)
     Accounts payable                                      165           (591)
     Accrued compensation and benefits                     151            146
     Accrued commissions                                    52            (45)
     Deferred revenues                                     191            194
     Other accrued expenses                                156            179
     Income tax payable                                   (442)          (111)
                                                      --------       --------
Net cash provided by operating activities                1,623             45
                                                      --------       --------

Investing activities
Purchase of property and equipment                        (503)          (530)
                                                      --------       --------
Net cash used in investing activities                     (503)          (530)

Financing activities
Proceeds from sale of common stock                      30,894             --
Repayment of stockholder notes receivable                   17             27
                                                      --------       --------
Net cash provided by financing activities               30,911             27
                                                      --------       --------

Increase (decrease) in cash and cash equivalents        32,031           (458)
Cash and cash equivalents at beginning of year           5,638          2,701
                                                      --------       --------
Cash and cash equivalents at June 30                  $ 37,669       $  2,243
                                                      ========       ========

See notes to condensed consolidated financial statements.

                              PLX TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiary ("PLX" or the "Company") as of June 30, 1999 and for the three-month and six-month periods ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

     Recent Accounting Pronouncements

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive net income was the same as its net income for the six months ended June 30, 1998 and 1999.

     In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133 is effective for fiscal years beginning after June 15, 2000 and the Company believes that the adoption of FAS 133 will not have a significant impact on the Company's operating results or cash flows.

2.   Inventories

     Inventories consisted solely of finished goods as of June 30, 1999 and December 31, 1998.

3.   Net Income Per Share

     The following table sets forth the computation of basic and diluted net income per share:

                                                Three Months Ended       Six Months Ended
                                                      June 30,               June 30,
                                                -------------------     ------------------
                                                 1999       1998         1999       1998
                                                -------    -------      -------    -------
                                                  (in thousands)          (in thousands)
Net income (numerator)                          $ 1,582    $   291      $ 2,667    $   429
Shares used in computing basic net
  income per share -
Weighted average number of common shares         20,558      3,509       18,400      3,474
                                                =======    =======      =======    =======
Basic net income per share                      $  0.08    $  0.08      $  0.14    $  0.12
                                                =======    =======      =======    =======

Outstanding weighted average number of
  common shares                                  21,313      3,509       19,156      3,474
Effect of dilutive securities:
Employee stock options                              876          9          876          9
Unvested restricted stock                           625      1,163          665      1,198
Redeemable convertible preferred stock                      13,739                  13,739
                                                -------    -------      -------    -------
Dilutive potential common shares                  1,501     14,911        1,541     14,946
                                                -------    -------      -------    -------

Denominator for diluted net income per
  share - adjusted
Weighted-average shares and assumed
  conversions                                    22,814     18,420       20,697     18,420
                                                =======    =======      =======    =======
Diluted net income per share                    $  0.07    $  0.02      $  0.13    $  0.02
                                                =======    =======      =======    =======


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

5.   Initial Public Offering

     In April 1999, the Company made an initial public offering of its common stock. At that time, all issued and outstanding shares of the Company's preferred stock were automatically converted into 13,738,908 shares of common stock. The Company generated approximately $31 million from the initial public offering.

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

RESULTS OF OPERATIONS

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

                                              Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                              -------------------     ------------------
                                                1999       1998         1999       1998
                                              -------    -------      -------    -------
                                                  (in thousands)          (in thousands)

Net revenues                                    100.0%     100.0%       100.0%     100.0%
Cost of revenues                                 34.2       37.5         35.3       37.3
                                                -----      -----        -----      -----
Gross margin                                     65.8       62.5         64.7       62.7

Operating expenses:
  Research and development                       18.9       28.4         19.2       30.8
  Selling, general and administrative            25.5       27.9         25.6       27.3
                                                -----      -----        -----      -----

Total operating expenses                         44.4       56.3         44.8       58.1
                                                -----      -----        -----      -----
Income from operations                           21.4        6.2         19.9        4.6
Interest income and other, net                    4.4        0.3          2.5        0.3
                                                -----      -----        -----      -----
Income before income taxes                       25.8        6.5         22.4        4.9
Provision for income taxes                        9.0        1.3          7.8        1.0
                                                -----      -----        -----      -----
Net income                                       16.8%       5.2%        14.6%       3.9%


Net Revenues

Net revenues for the three months ended June 30, 1999 were $9.4 million, an increase of 67% from $5.6 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, net revenues were $18.3 million, a 66% increase over the $11.0 million recorded in the six months ended June 30, 1998. The increase was primarily due to higher unit shipments resulting from increased market acceptance of our products. For the six months ended June 30, 1999, net revenues derived from customers in the United States were 69%, with 26% of net revenues from sales to Unique Technologies, our U.S. distributor. For the six months ended June 30, 1999, one customer, an electronic equipment manufacturer, accounted for 11% of net revenues. No other individual customer represented greater than 10% of net revenues.

Gross Profit

Gross profit represents net revenues less the cost of revenues. Cost of revenues includes the cost of purchasing packaged semiconductor devices from our independent foundries, our operating costs associated with the procurement, storage, and shipment of products, as well as royalty expenses paid on some of our products. Gross profit for the three months ended June 30, 1999 was $6.2 million, an increase of 76% from $3.5 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, gross profit was $11.8 million, an increase of 71% from $6.9 million for the six months ended June 30, 1998. The improvement in the Company's gross profit is primarily due to lower product costs.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries are included in research and development expenses. Research and development expenses for the three months ended June 30, 1999 were $1.8 million, an increase of 11% from $1.6 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, research and development expenses were $3.5 million compared to $3.4 million in the six months ended June 30, 1998. The increases were primarily due to increased headcount and higher costs to support the Company's continuing efforts to develop new products. Research and development expenses as a percentage of net revenues were 18.9% for the three months ended June 30, 1999, as compared to 28.4% for the three months ended June 30, 1998. For the six months ended June 30, 1999, research and development expenses were 19.2% as a percentage of net revenues compared to 30.8% for the six months ended June 30, 1998. This percentage decrease was primarily due to higher net revenues as well as lower expenses for outside engineering consultants and non-recurring engineering at our independent foundries. We expect that research and development expenses in absolute dollars will continue to increase in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of employee related expenses, professional fees, trade show and other promotional expenses, and sales commissions to manufacturers' representatives. Selling, general and administrative expenses for the three months ended June 30, 1999 were $2.4 million, an increase of 53% from $1.6 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, selling, general and administrative expenses were $4.7 million compared to $3.0 million for the same period in 1998. Selling, general and administrative expenses as a percentage of net revenues were 25.5% for the three months ended June 30, 1999, as compared to 27.9% for the three months ended June 30, 1998. For the six months ended June 30, 1999, selling, general and administrative expenses as a percentage of net revenues decreased to 25.6% compared to 27.3% in the comparable period a year ago. This percentage decrease was primarily due to higher net revenues. The first quarter 1999 amounts include approximately $144,000 for compensation expense recognized related to stock options granted to non-employees. We expect that selling, general and administrative expenses in absolute dollars will continue to increase in future periods.

Deferred Compensation

We recorded deferred compensation in connection with the grant of stock options and restricted stock to our employees during 1997 and 1998. Amortization of deferred compensation was recognized amounting to approximately $23,000 for the three months ended June 30, 1999 and $15,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999 and 1998, we recorded amortization of deferred compensation of $45,000 and $33,000, respectively. The amount of deferred compensation is amortized ratably over the vesting period of the applicable stock grants. We expect the deferred compensation amortization to continue at approximately $20,000 per quarter through December 31, 2001.

Interest Income and Other, Net

Interest income and other income, net reflects interest earned on average cash, cash equivalents and short-term investment balances. Interest income and other, net increased to $419,000 for the three months ended June 30, 1999 from $14,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, interest income increased to $462,000 from $28,000 in the six months ended June 30, 1998. The increase was primarily due to interest earned on higher levels of short-term investments and cash balances generated by the initial public offering in April 1999.

Provision for Income Taxes

Income tax expenses as a percentage of pretax income were 35% and 20% for the six month periods ended June 30, 1999 and 1998, respectively. Our effective tax rate in 1999 differs from the applicable statutory rate primarily due to state income taxes offset by the benefit of the research and development tax credit. Our effective tax rate in 1998 differed from the applicable statutory rate primarily due to the benefit of research and development tax credits and the realization of deferred tax assets.

Liquidity and Capital Resources

At June 30, 1999, we had $39.8 million in working capital and $37.7 million in cash and cash equivalents. Our operating activities generated cash of $1.6 million for the six months ended June 30, 1999, and provided cash of $45,000 for the six months ended June 30, 1998. The $1.6 million change in cash provided by operations was primarily attributable to net income of $2.7 million partially offset by an increase of $1.9 million in accounts receivable due to higher net revenues. The increases in accounts receivable and net income were due to higher product shipments during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

Our investing activities used cash of $503,000 and $530,000 for the six months ended June 30, 1999 and the six months ended June 30, 1998, respectively. These investing activities were for the purchase of capital equipment. Cash provided by financing activities was $30.9 million and $27,000 for the six months ended June 30, 1999 and the six months ended June 30, 1998, respectively. Cash provided by financing activities for the six months ended June 30,1999 is primarily related to the Company's initial public offering which generated approximately $31 million in net proceeds from the sale of common stock in April 1999.

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

Other circumstances that can affect our operating results include:

o our ability to develop, introduce and market new products and technologies on a timely basis,

o    the timing of significant orders, order cancellations and reschedulings,

o changes in our pricing policies or those of our competitors or suppliers, including decreases in unit average selling prices of our products,

o    introduction of products and technologies by our competitors,

o    shifts in our product mix toward lower margin products,

o the availability of production capacity at the fabrication facilities that manufacture our products,

o    purchasing patterns related to the Year 2000, and

o    the availability and cost of materials to our suppliers.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. In the six months ended June 30, 1999 and in fiscal 1998, net revenues through distributors accounted for approximately 56% and 49%, respectively, of our net revenues. Some of our distributors also market and sell competing products.

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

Sales outside of North America accounted for 31% of our revenues for the six months ended June 30, 1999. In 1998, 1997, and 1996 sales outside of North America accounted for 34%, 22%, and 21% of our revenues, respectively. We anticipate that these sales may increase in future periods and may account for an increasing portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products, sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

o    difficulties in managing distributors,

o difficulties in staffing and managing foreign subsidiary and branch operations,

o    political and economic instability,

o    foreign currency exchange fluctuations,

o    difficulties in accounts receivable collections,

o    potentially adverse tax consequences,

o    timing and availability of export licenses,

o    changes in regulatory requirements, tariffs and other barriers,

o difficulties in obtaining governmental approvals for telecommunications and other products, and

o    the burden of complying with complex foreign laws and treaties.

Although approximately 10% of our revenues were attributable to sales in Asia during 1998 and the first six months of 1999, the recent Asian economic instability could adversely affect our business, particularly to the extent that this instability impacts the sales of products manufactured by our customers.

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

Our Potential Future Acquisitions May Not Be Successful Because We Have Not Made Acquisitions In The Past

There have been a significant number of mergers and acquisitions in the semiconductor industry in the past. As part of our business strategy, we expect to review acquisition prospects that would complement our existing product offerings, improve market coverage or enhance our technological capabilities. We have no current agreements or negotiations underway with respect to any acquisitions, and we may not be able to locate suitable acquisition opportunities. Future acquisitions could result in the following:

o    potentially dilutive issuances of equity securities,

o    large one-time write-offs,

o the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets,

o difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies,

o    diversion of management's attention from other business concerns, and

o risks of entering geographic and business markets in which we have no or limited prior experience and potential loss of key employees of acquired organizations.

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

Our Principal Stockholders Have Significant Voting Power And May Take Actions That May Not Be In The Best Interests Of Our Other Stockholders

Our executive officers, directors and other principal stockholders, in the aggregate, beneficially own approximately 45% of our outstanding common stock. Although these stockholders do not have majority control, they currently have, and likely will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other stockholders. In addition, the voting power of these stockholders could have the effect of delaying or preventing a change in control of PLX. Commencing at the first annual meeting of stockholders following the annual meeting of stockholders when we shall have had at least 800 stockholders, our stockholders will not be entitled to cumulate their votes in the election of directors, and the holders of a majority of the common stock present at a meeting of stockholders will be able to elect all of our directors.

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

READINESS DISCLOSURE FOR YEAR 2000

We utilize a number of computer software programs and operating systems across our entire organization, including applications used in financial business systems and various administrative functions. To the extent that our software applications contain source code that is unable to appropriately interpret the upcoming Year 2000 and beyond, some level of modification or replacement of such applications will be necessary. We believe that our internal Year 2000 issues are limited to information technology, or IT, systems such as software programs and computer operating systems, and we are working closely with the suppliers of such systems to ensure that all systems are Year 2000 compliant. Employing a team made up of internal personnel, we have completed our identification of IT systems that are not yet Year 2000 compliant and have commenced modification or replacement of non-compliant systems as necessary. We have also completed our assessment of the Year 2000 compliance issues presented by our semiconductor hardware and software products. We anticipate that modification or replacement and testing of these systems will be completed by September 30, 1999. We believe that none of our hardware or software products has Year 2000 issues that require product modification or replacement.

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

Given the information known at this time about our non-compliant systems, coupled with ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, we do not expect Year 2000 compliance costs to have any material adverse impact on our business. We estimate that total costs for the Year 2000 compliance assessment and remediation will not exceed $100,000. The costs of this assessment and remediation will be paid out of general and administrative expenses.

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

We believe that, if our suppliers are not Year 2000 compliant, the reasonably likely worst case would be that we would be unable to receive products from them on a timely basis which would disrupt our shipments to customers and could materially adversely affect our business. In addition, if our IT systems are not Year 2000 compliant, we may be unable to process customer orders, which could also lead to shipment delays. We plan to develop a contingency plan for all operations to address the most reasonably likely worst case scenarios regarding Year 2000 compliance. We expect the contingency plan to be completed by September 30, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our principal financial market risk relates to the interest rates associated with our available-for-sale securities. At June 30, 1999, our market risk related to these investment was immaterial and all these investments had original maturities not exceeding 90 days.

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES.

     Upon the closing of our initial public offering in April 1999, all outstanding shares of PLX's Preferred Stock were automatically converted into 13,738,908 shares of Common Stock. Following such closing, PLX filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State which eliminated the previously authorized Preferred Stock, authorized 5,000,000 shares of undesignated Preferred Stock and increased the authorized Common Stock to 30,000,000 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit
Number                                    Description
-------    ---------------------------------------------------------------------------
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

10.7*      Form of Pledge Agreement used in connection with the 1986 Restricted Stock
           Purchase Program.

10.8*      Form of Promissory Note used in connection with the 1986 Restricted Stock
           Purchase Program.

10.9*      PLX Technology, Inc. Stock Restriction, Information Rights and Registration
           Rights Agreement dated April 19, 1989.

10.10*     PLX Technology, Inc. Stock Restriction, Information Rights and Registration
           Rights Agreement dated July 3, 1991.

27.1       Financial Data Schedule.

--------------
* Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-71795).

     (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PLX TECHNOLOGY, INC.
                                              ----------------------------------
                                              (Registrant)



Date: August 11, 1999                         By /s/ Scott M. Gibson
                                                 -------------------------------
                                                 Scott M. Gibson
                                                 Vice President, Finance and
                                                 Chief Financial Officer
                                                 (Authorized Officer and
                                                 Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                                    Description
-------    ---------------------------------------------------------------------------
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

10.7*      Form of Pledge Agreement used in connection with the 1986 Restricted Stock
           Purchase Program.

10.8*      Form of Promissory Note used in connection with the 1986 Restricted Stock
           Purchase Program.

10.9*      PLX Technology, Inc. Stock Restriction, Information Rights and Registration
           Rights Agreement dated April 19, 1989.

10.10*     PLX Technology, Inc. Stock Restriction, Information Rights and Registration
           Rights Agreement dated July 3, 1991.

27.1       Financial Data Schedule.

--------------
* Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-71795).