Form 10-Q
period 1999-09-30
PLX TECHNOLOGY INC
filed 1999-11-15
CIK 850579

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999.

     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________ .

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of October 31, 1999, there were 22,013,577 shares of common stock, par value $0.001 per share, outstanding.


              This Report on Form 10-Q includes 20 pages with the
                      Index to Exhibits located on page 21

                              PLX TECHNOLOGY, INC.
                                    INDEX TO
                               REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1999


                                                                                              Page
                                                                                              ----
                              PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements (Unaudited):

               Condensed Consolidated Balance Sheets  at September 30, 1999 and
                  December 31, 1998......................................................      3

               Condensed Consolidated Statements of Income for the three and nine
                  months ended September 30, 1999 and 1998 ..............................      4

               Condensed Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 1999 and 1998...............................      5

               Notes to Condensed Consolidated Financial Statements......................      6

ITEM 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................................      9


ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk..................     19

                               PART II. OTHER INFORMATION

ITEM 2.      Changes in Securities and Use of Proceeds...................................     20

ITEM 6.      Exhibits and Reports on Form 8-K............................................     20

Signature    ............................................................................     21

                         PART I. FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS

                              PLX TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                         SEPTEMBER 30,   DECEMBER 31,
                                                             1999          1998(1)
                                                         -------------   ------------
                                                          (UNAUDITED)

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                               $ 17,387        $  5,638
   Short term investments                                    14,883              --
   Accounts receivable, net                                   5,198           2,073
   Inventories                                                1,667           1,344
   Deferred tax assets                                          735             735
   Other current assets                                         383             332
                                                           --------        --------
Total current assets                                         40,253          10,122

Property and equipment, net                                   1,581           1,515
Other assets                                                    184             129
Long term investments                                         7,238              --
                                                           --------        --------
Total assets                                               $ 49,256        $ 11,766
                                                           ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                        $  2,271        $  1,601
   Accrued compensation and benefits                          1,064             724
   Accrued commissions                                          221             100
   Deferred revenues                                          1,060             592
   Other accrued expenses                                       504             547
   Income tax payable                                           286             442
                                                           --------        --------
     Total current liabilities                                5,406           4,006


STOCKHOLDERS' EQUITY:
   Redeemable convertible preferred stock, par value             --               5
   Common stock, par value                                       22               5
   Additional paid in capital                                36,757           5,616
   Deferred compensation                                       (215)           (283)
   Notes receivable for employee stock purchases                (68)           (163)
   Accumulated other comprehensive loss                         (21)             --
   Retained earnings                                          7,375           2,580
                                                           --------        --------
Total stockholders' equity                                   43,850           7,760
                                                           --------        --------
Total liabilities and stockholders' equity                 $ 49,256        $ 11,766
                                                           ========        ========

--------------

(1) The balance sheet at December 31, 1998 has been derived from the audited financial statements as of that date.

See notes to condensed consolidated financial statements.

                              PLX TECHNOLOGY, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                       ---------------------       ---------------------
                                                        1999          1998          1999          1998
                                                       -------       -------       -------       -------
Net revenues                                           $10,597       $ 7,385       $28,918       $18,424
Cost of revenues                                         3,006         2,622         9,480         6,738
                                                       -------       -------       -------       -------
Gross margin                                             7,591         4,763        19,438        11,686

Operating expenses:
  Research and development                               2,044         1,531         5,556         4,929
  Selling, general and administrative                    2,782         1,686         7,470         4,702
                                                       -------       -------       -------       -------
Total operating expenses                                 4,826         3,217        13,026         9,631
                                                       -------       -------       -------       -------

Income from operations                                   2,765         1,546         6,412         2,055

Interest income and other, net                             508            19           970            47
                                                       -------       -------       -------       -------
Income before income taxes                               3,273         1,565         7,382         2,102

Provision for income taxes                               1,145           313         2,587           421
                                                       -------       -------       -------       -------
Net income                                             $ 2,128       $ 1,252       $ 4,795       $ 1,681
                                                       =======       =======       =======       =======
Basic net income per share                             $  0.10       $  0.34       $  0.24       $  0.48
                                                       =======       =======       =======       =======
Shares used to compute basic share amounts              21,606         3,638        19,942         3,529
                                                       =======       =======       =======       =======
Diluted net income per share                           $  0.09       $  0.07       $  0.22       $  0.09
                                                       =======       =======       =======       =======
Shares used to compute diluted per share amounts        23,111        18,405        21,489        18,415
                                                       =======       =======       =======       =======

See notes to condensed consolidated financial statements.

                              PLX TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        -----------------------
                                                                                          1999           1998
                                                                                        --------        -------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                              $  4,795        $ 1,681
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                              669            525
   Compensation expense recognized                                                           144             --
   Amortization of unearned compensation                                                      70              6
   Changes in operating assets and liabilities:
     Accounts receivable                                                                  (3,125)          (307)
     Inventories                                                                            (323)             3
     Other current assets                                                                    (51)          (123)
     Other assets                                                                            (55)          (250)
     Accounts payable                                                                        670           (342)
     Accrued compensation and benefits                                                       340            303
     Accrued commissions                                                                     121              1
     Deferred revenues                                                                       468            276
     Other accrued expenses                                                                  (43)           567
     Income tax payable                                                                     (156)          (111)
                                                                                        --------        -------
Net cash provided by operating activities                                                  3,524          2,229
                                                                                        --------        -------

INVESTING ACTIVITIES
Purchase of short term investments                                                       (14,883)            --
Purchase of long term investments                                                         (7,238)            --
Purchase of property and equipment                                                          (735)          (820)
                                                                                        --------        -------
Net cash used in investing activities                                                    (22,856)          (820)

FINANCING ACTIVITIES
Proceeds from sale of common stock                                                        31,007             33
Repayment of stockholder notes receivable                                                     95             34
Unrealized loss on investments                                                               (21)            --
                                                                                        --------        -------
Net cash provided by financing activities                                                 31,081             67
                                                                                        --------        -------

Increase in cash and cash equivalents                                                     11,749          1,476
Cash and cash equivalents at beginning of year                                             5,638          2,701
                                                                                        --------        -------
Cash and cash equivalents at end of period                                              $ 17,387        $ 4,177
                                                                                        ========        =======

See notes to condensed consolidated financial statements.

                              PLX TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiary (collectively, "PLX" or the "Company") as of September 30, 1999 and for the three-month and nine-month periods ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

      RECENT ACCOUNTING PRONOUNCEMENTS

      The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive net income for the three and nine months ended September 30, 1999 and 1998 were as follows:

      The following are the components of comprehensive income:

                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                              SEPTEMBER 30,             SEPTEMBER 30,
                                           -------------------       -------------------
                                            1999         1998         1999         1998
                                           -------------------       -------------------
                                             (in thousands)             (in thousands)
Net income                                 $2,128       $1,252       $4,795       $1,681

Accumulated other comprehensive loss          (21)          --          (21)          --
                                           ------       ------       ------       ------
Comprehensive income                       $2,107       $1,252       $4,774       $1,681
                                           ======       ======       ======       ======


      Accumulated comprehensive income on the accompanying Consolidated Balance Sheets is comprised entirely of unrealized losses on investments.

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

2.    INVESTMENTS IN DEBT AND EQUITY SECURITIES

      The Company invests its excess cash in high quality, short-term and long-term debt and equity instruments. The following is a summary of the Company's investments by major security type at amortized cost which approximates fair value:

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                        1999           1998
                                                   -------------    ------------
                                                    (UNAUDITED)

Operating cash                                        $   538         $1,658
Money market                                            4,209             --
Certificates of deposit                                 1,498             --
Commercial paper                                       13,288          3,980
Municipal bonds                                        15,543             --
Municipal auction rate preferred stock                    925             --
Corporate debt securities                               1,503             --
U.S government and agency securities                    2,004             --
                                                      -------         ------
                                                      $39,508         $5,638
                                                      =======         ======

Amounts included in cash and cash equivalents         $17,387         $5,638
Amounts included in short-term investments             14,883             --
Amounts included in long-term investments               7,238             --
                                                      -------         ------
                                                      $39,508         $5,638
                                                      =======         ======


      The Company classifies all securities as either cash and cash equivalents or available for sale.

3.    INVENTORIES

      Inventories consisted solely of finished goods as of September 30, 1999 and December 31, 1998.

4.    NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                               ----------------------        ----------------------
                                                                1999           1998           1999           1998
                                                               ----------------------        ----------------------
                                                                   (in thousands)                (in thousands)
Net income (numerator)                                         $ 2,128        $ 1,252        $ 4,795        $ 1,681
Shares used in computing basic
Net income per share -
Weighted average number of common shares                        21,606          3,638         19,942          3,529
                                                               =======        =======        =======        =======
Basic net income per share                                     $  0.10        $  0.34        $  0.24        $  0.48
                                                               =======        =======        =======        =======

Outstanding weighted average number of common shares            21,606          3,638         19,942          3,529
Effect of dilutive securities:
  Employee stock options                                           963              9            964              9
  Unvested restricted stock                                        542          1,019            583          1,138
  Redeemable convertible preferred stock                                       13,739                        13,739
                                                               -------        -------        -------        -------
Dilutive potential common shares                                 1,505         14,767          1,547         14,886
                                                               -------        -------        -------        -------

Denominator for diluted net income per share - adjusted
Weighted-average shares and assumed conversions                 23,111         18,405         21,489         18,415
                                                               =======        =======        =======        =======
Diluted net income per share                                   $  0.09        $  0.07        $  0.22        $  0.09
                                                               =======        =======        =======        =======

5.    REINCORPORATION IN DELAWARE

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

6.    INITIAL PUBLIC OFFERING

      In April 1999, the Company completed the initial public offering of its common stock. At that time, all issued and outstanding shares of the Company's preferred stock were automatically converted into 13,738,908 shares of common stock. The Company generated approximately $31 million from the initial public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We utilize a "fabless" semiconductor business model whereby we purchase semiconductor devices from independent manufacturing foundries. This approach allows us to focus on defining, developing, and marketing our products and eliminates the need for us to invest large amounts of capital in manufacturing facilities and work-in-process inventory.

Our gross margins have fluctuated in the past and are expected to fluctuate in the future due to changes in product mix, the position of our products in their respective life cycles, and specific product manufacturing costs.

RESULTS OF OPERATIONS

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                               -------------------         -------------------
                                               1999          1998          1999         1998
                                               -------------------         -------------------
Net revenues                                   100.0%        100.0%        100.0%        100.0%
Cost of revenues                                28.4          35.5          32.8          36.6
                                               -----         -----         -----         -----
Gross margin                                    71.6          64.5          67.2          63.4
Operating expenses:
  Research and development                      19.3          20.8          19.2          26.8
  Selling, general and administrative           26.2          22.8          25.8          25.5
                                               -----         -----         -----         -----
Total operating expenses                        45.5          43.6          45.0          52.3
                                               -----         -----         -----         -----
Income from operations                          26.1          20.9          22.2          11.1
Interest income and other, net                   4.8           0.3           3.3           0.3
                                               -----         -----         -----         -----
Income before income taxes                      30.9          21.2          25.5          11.4
Provision for income taxes                      10.8           4.2           8.9           2.3
                                               -----         -----         -----         -----
Net income                                      20.1%         17.0%         16.6%          9.1%


NET REVENUES

Net revenues for the three months ended September 30, 1999 were $10.6 million, an increase of 43% from $7.4 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, net revenues were $28.9 million, a 57% increase over the $18.4 million recorded in the nine months ended September 30, 1998. The increase was primarily due to higher unit shipments resulting from increased market acceptance of our products. For the nine months ended September 30, 1999, net revenues derived from customers in the United States were 67%, with 25% of net revenues from sales to Unique Technologies, our U.S. distributor. For the nine months ended September 30, 1999, Cisco Systems and IBM, accounted for 11% and 10% of net revenues, respectively. No other individual customer represented greater than 10% of net revenues.

GROSS PROFIT

Gross profit represents net revenues less the cost of revenues. Cost of revenues includes the cost of purchasing packaged semiconductor devices from our independent foundries, our operating costs associated with the procurement, storage, and shipment of products, as well as royalty expenses paid on some of our products. Gross profit for the three months ended September 30, 1999 was $7.6 million, an increase of 59% from $4.8 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, gross profit was $19.4 million, an increase of 66% from $11.7 million for the nine months ended September 30, 1998. The improvement in the Company's gross profit is primarily due to lower product costs.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries are included in research and development expenses. Research and development expenses for the three months ended September 30, 1999 were $2.0 million, an increase of 34% from $1.5 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, research and development expenses were $5.6 million, an increase of 13% from $4.9 million in the nine months ended September 30, 1998. The increases were primarily due to increased headcount and higher costs to support the Company's continuing efforts to develop new products. Research and development expenses as a percentage of net revenues were 19.3% for the three months ended September 30, 1999, as compared to 20.7% for the three months ended September 30, 1998. For the nine months ended September 30, 1999, research and development expenses were 19.2% as a percentage of net revenues compared to 26.8% for the nine months ended September 30, 1998. This percentage decrease was primarily due to higher net revenues as well as lower expenses for outside engineering consultants and non-recurring engineering at our independent foundries. We expect that research and development expenses in absolute dollars will continue to increase in future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of employee related expenses, professional fees, trade show and other promotional expenses, and sales commissions to manufacturers' representatives. Selling, general and administrative expenses for the three months ended September 30, 1999 were $2.8 million, an increase of 65% from $1.7 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, selling, general and administrative expenses were $7.5 million, an increase of 59% from $4.7 million for the same period in 1998. Selling, general and administrative expenses as a percentage of net revenues were 26.3% for the three months ended September 30, 1999, as compared to 22.8% for the three months ended September 30, 1998. For the nine months ended September 30, 1999, selling, general and administrative expenses as a percentage of net revenues increased slightly to 25.8% compared to 25.5% in the comparable period a year ago. We expect that selling, general and administrative expenses in absolute dollars will continue to increase in future periods.

DEFERRED COMPENSATION

We recorded deferred compensation in connection with the grant of stock options and restricted stock to our employees during 1997 and 1998. Amortization of deferred compensation was recognized amounting to approximately $24,000 for the three months ended September 30, 1999 and $15,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, we recorded amortization of deferred compensation of $70,000 and $45,000, respectively. The amount of deferred compensation is amortized ratably over the vesting period of the applicable stock grants. We expect the deferred compensation amortization to continue at approximately $20,000 per quarter through December 31, 2001.

INTEREST INCOME AND OTHER, NET

Interest income and other income, net reflects interest earned on average cash, cash equivalents, short-term and long-term investment balances. Interest income and other, net increased to $508,000 for the three months ended September 30, 1999 from $19,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, interest income increased to $970,000 from $47,000 in the nine months ended September 30, 1998. The increase was primarily due to interest earned on higher levels of short-term investments, long-term investments, and cash balances generated by the initial public offering in April 1999.

PROVISION FOR INCOME TAXES

Income tax expenses as a percentage of pretax income were 35% and 20% for the nine month periods ended September 30, 1999 and 1998, respectively. Our effective tax rate in 1999 differs from the applicable statutory rate primarily due to state income taxes offset by the benefit of the research and development tax credit. Our effective tax rate in 1998 differed from the applicable statutory rate primarily due to the benefit of research and development tax credits and the realization of deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, we had $34.8 million in working capital and $32.3 million in cash, cash equivalents and short term investments. Our operating activities generated cash of $3.5 million for the nine months ended September 30, 1999, and provided cash of $2.2 for the nine months ended September 30, 1998. The $1.3 million increase in cash provided by operations was primarily attributable to an increase in net income partially offset by an increase in accounts receivable. The increases in net income and accounts receivable were due to higher product shipments during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

Our investing activities used cash of $22.9 million and $0.8 million for the nine months ended September 30, 1999 and the nine months ended September 30, 1998, respectively. These investing activities were primarily for the purchase of short term and long term investment securities. Cash provided by financing activities was $31.1 million and $67,000 for the nine months ended September 30, 1999 and the nine months ended September 30, 1998, respectively. Cash provided by financing activities for the nine months ended September 30, 1999 is primarily related to the Company's initial public offering which generated approximately $31 million in net proceeds from the sale of common stock in April 1999.

On April 9, 1999 we completed our initial public offering of common stock. We intend to use the net proceeds primarily for general corporate purposes, including working capital. Pending use of the net proceeds for such purposes, we have invested the funds in interest-bearing, investment-grade securities. We believe that the proceeds from the public offering together with the cash generated from our operations will be sufficient to meet our capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including the inventory levels we maintain, the level of investment we make in new technologies and improvements to existing technologies and the levels of monthly expenses required to launch new products.

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

In September 1999, an earthquake in Taiwan disrupted operations for one of our key suppliers, Taiwan Semiconductor Manufacturing Corporation (TSMC). Based on our current finished product inventory and current TSMC product delivery schedules, we do not anticipate a negative impact on future financial results as a result of the earthquake. However, the failure of TSMC to timely deliver product in the fourth quarter 1999 may adversely impact our financial results for the fourth quarter 1999 and future quarters.

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

A LARGE PORTION OF OUR REVENUES IS DERIVED FROM SALES TO THIRD-PARTY DISTRIBUTORS WHO MAY TERMINATE THEIR RELATIONSHIPS WITH US AT ANY TIME

We depend on distributors to sell a significant portion of our products. In the nine months ended September 30, 1999 and in fiscal 1998, net revenues through distributors accounted for approximately 57% and 49%, respectively, of our net revenues. Some of our distributors also market and sell competing products.

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

Sales outside of North America accounted for 33% of our revenues for the nine months ended September 30, 1999. In 1998, 1997, and 1996 sales outside of North America accounted for 34%, 22%, and 21% of our revenues, respectively. We anticipate that these sales may increase in future periods and may account for an increasing portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products, sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

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

Although approximately 10% of our revenues were attributable to sales in Asia during 1998 and the first nine months of 1999, the recent Asian economic instability could adversely affect our business, particularly to the extent that this instability impacts the sales of products manufactured by our customers.

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

READINESS DISCLOSURE FOR YEAR 2000

We utilize a number of computer software programs and operating systems across our entire organization, including applications used in financial business systems and various administrative functions. To the extent that our software applications contain source code that is unable to appropriately interpret the upcoming Year 2000 and beyond, some level of modifications and replacements of such applications would be necessary. We believe that our internal Year 2000 issues were limited to information technology, or IT, systems such as software programs and computer operating systems. Employing a team made up of internal personnel, we have completed our evaluation and modification of our IT systems to make them Year 2000 compliant. We have also completed our assessment of the Year 2000 compliance issues presented by our semiconductor hardware and software products and believe that none of these products has Year 2000 issues that require product modification or replacement.

We are highly dependent on a few semiconductor foundry companies to produce the majority of our products. We have reviewed these suppliers' plans for Year 2000 compliance and believe that these foundry companies have made the necessary modifications to or replacements of their affected systems. We rely primarily on the suppliers' execution of their plans but have no contractual commitment from the suppliers regarding Year 2000 issues.

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

We believe that, if our suppliers are not Year 2000 compliant, the reasonably likely worst case would be that we would be unable to receive products from them on a timely basis which would disrupt our shipments to customers and could materially adversely affect our business. In addition, if our IT systems are not Year 2000 compliant, we may be unable to process customer orders, which could also lead to shipment delays. We have developed a contingency plan for all operations to address the most reasonably likely worst case scenarios regarding Year 2000 compliance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have an investment portfolio of fixed income securities, including those classified as cash equivalents of approximately $27.3 million at September 30, 1999. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


         The Company has invested the proceeds generated from the Initial public offering of its common stock in the amount of $31 million in high quality, short-term and long-term debt and equity securities. The Company intends to use such proceeds for general corporate purposes, including working capital.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

            EXHIBIT
             NUMBER                                 DESCRIPTION
            --------                                -----------
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

-------------------

* Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-71795).

        (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended September 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  PLX TECHNOLOGY, INC.
                                                      (Registrant)



Date:  November 11, 1999               By   /s/      Scott M. Gibson
                                           -------------------------------------
                                                     Scott M. Gibson
                                               Vice President, Finance and
                                                 Chief Financial Officer
                                                (Authorized Officer and
                                              Principal Financial Officer)

                                 EXHIBIT INDEX



Exhibit
Number         Description
-------        -----------
27.1           Financial Data Schedule