Form 10-K
period 1999-12-31
PLX TECHNOLOGY INC
filed 2000-03-29
CIK 850579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


                         Commission File Number 0-25699


                              PLX TECHNOLOGY, INC.
             (Exact Name of Registrant as Specified in its Charter)


                 DELAWARE                                94-3008334
     (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)               Identification Number)


                               390 POTRERO AVENUE
                           SUNNYVALE, CALIFORNIA 94086
                                 (408) 774-9060
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


           Securities Registered Pursuant to Section 12(g) of the Act:
                    Common stock, $0.001 par value per share


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes   [ ] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 15, 2000, as reported on the Nasdaq National Market, was approximately $617,148,241. Shares of Common Stock held by each executive officer and director and by each person who to the Company's knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of shares of Common Stock outstanding at March 15, 2000 was 22,034,996.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates information by reference from the Registrants Proxy Statement for its 2000 Annual Meeting of Stockholders-- Items 10, 11, 12 and 13.

                                     PART I

                                ITEM 1: BUSINESS

OVERVIEW


        PLX Technology Inc., established in May 1986 ("PLX" or the "Company"), develops and supplies semiconductor devices and software that accelerate and manage the transfer of data in networking and telecommunications, enterprise storage, imaging and industrial equipment. This equipment is typically controlled by internal computers, commonly referred to as embedded systems. We offer a complete solution consisting of three related types of products: semiconductor devices, software development kits and hardware design kits. Our semiconductor devices simplify the development of data transfer circuits in high-performance embedded systems and are compatible with microprocessors such as IBM's PowerPC, Motorola's PowerPC, Intel's i960, IDT's MIPs and Hitachi's SH. Our software development kits and hardware design kits promote sales of our semiconductor devices by lowering customers' development costs and by accelerating their ability to bring new products to market.

        Demand for networking, telecommunications and other equipment that transmits, stores and processes information rapidly has dramatically increased due to:

        -   growth of the Internet,

        -   deployment of high-speed networking, and

        -   proliferation of multimedia.

        Suppliers of this equipment are changing the way they design their products to reduce product development time and to use their scarce engineering resources more efficiently. Until recently, these suppliers typically developed their own system components and the connections between the components. Now, however, they are increasingly building their equipment based on industry standard connection methods, and they are purchasing components supplied by other companies that comply with these standards. By doing so, they reduce the time and resources required for product development. Consequently, there is a growing demand for standards-based components that connect systems together, such as our semiconductor devices. The majority of our products are based on Peripheral Component Interconnect, or PCI, a standard that is widely used in our markets.

        Our objective is to expand our advantages in data transfer technology by:

        -   focusing on high-growth markets,

        -   delivering comprehensive solutions, including semiconductor devices,

        -   software development kits and hardware design kits,

        - extending our technology advantages by incorporating new functions and technologies,

        -   driving industry standards, and

        -   strengthening and expanding our industry relationships.

INDUSTRY BACKGROUND

        Embedded systems are found in many common products and offer varying levels of performance depending on each product's requirements. These products range from low performance devices such as electronic toys and microwave ovens to very complex, high-performance electronic equipment such as network routers and switches. High-performance embedded systems offer increased data processing capabilities and typically utilize one or more 32-bit or 64-bit microprocessors, fast memories and peripherals, and sophisticated operating systems or control code.

        Demand for high-performance embedded systems, which are designed to transmit, store and process information rapidly, has dramatically increased due to the:

        -   growth of the Internet,

        -   deployment of high-speed networking and

        -   proliferation of multimedia.

        Markets for electronic equipment that rely on high-performance embedded systems include the following:

        Networking and Telecommunications. Networking and telecommunications applications include digital telephony, remote access servers, routers, network switches and cable modem equipment. This market segment is growing rapidly due to the rise of the Internet and the proliferation of high bandwidth communication technologies such as Fast Ethernet, Gigabit Ethernet, Asynchronous Transfer Mode, or ATM, cable modem, and Digital Subscriber Line, or xDSL.

        Enterprise Storage. Enterprise storage applications include disk storage subsystems, automated tape libraries and file servers. The growing use of multimedia applications and storage networks is driving corporate demand for increased data storage capacity.

        Imaging. Imaging applications include printers, copiers, medical instrumentation and video and graphics equipment. The demand for better image quality and faster performance, as well as connection of these applications to high-speed networks, have increased their data processing requirements.

        Industrial. Industrial applications include a wide range of process control computers and factory automation equipment. These products have high data transfer rate requirements, are used to monitor and control complex processes in real-time and are being increasingly attached to networks.

        Manufacturers of products that rely on high-performance embedded systems seek to maximize the performance and minimize the cost of their increasingly complex products. In addition, these manufacturers must develop and bring new products to market quickly to keep pace with technological advancements.

        THE I/O SUBSYSTEM

        A typical embedded system can be described in terms of four primary functions: the host microprocessor, the memory, the peripherals and the input/output, or I/O, subsystem. The host microprocessor is the primary control center for the system. The memory acts as a storage area for instructions to be executed and data to be processed. The peripherals enable connections between the system and other external devices such as network components, printers and storage systems. The I/O subsystem is the circuitry and software that connects these three other functions and allows for the transfer of instructions and data among these functions. The I/O subsystem includes the system bus which is a physical connection between these different functions. High-performance electronic equipment can contain multiple embedded systems, each requiring a separate I/O subsystem.

        To enable increased performance and functionality from computer systems, semiconductor suppliers have historically focused on improving the operation of peripherals, microprocessors and memories. The I/O subsystem must also improve to keep pace with these improvements by transferring more information at faster speeds.

        As data transfer requirements for the I/O subsystem have increased, so has the complexity of its interface components such as processors, logic and related software. Until a few years ago, most embedded systems used simple I/O subsystems that contained no processors, limited logic and rudimentary software, if any. Complex I/O subsystem components such as processors, elaborate control logic and advanced software were costly, and therefore their use was confined to very high-end equipment such as mainframe computers. Furthermore, the lack of widely accepted I/O standards impeded the use of complex I/O subsystems in other than high-end applications. However, advances in semiconductor technology combined with the widespread adoption of standards in embedded systems have enabled the development of highly integrated semiconductor devices that can better manage I/O subsystem performance at lower cost.


        PENETRATION OF I/O STANDARDS IN EMBEDDED SYSTEMS

        Until a few years ago, embedded systems manufacturers relied on a wide variety of proprietary and a fragmented set of industry standard I/O architectures. For example, many networking, imaging, storage and industrial applications employed proprietary architectures to meet their specific performance and cost requirements. A mix of standard buses such as VMEbus, Multibus and ISA was used in some industrial, telecommunications and military applications. Embedded system software was even more fragmented with many proprietary and application specific software architectures in use. While embedded developers could take advantage of many standard microprocessor, memory and peripheral components supplied by external vendors, the lack of acceptable I/O standards forced many to develop custom I/O subsystems internally, placing a heavy demand on development resources.

        The deployment of the PCI standard was one of the catalysts for the widespread adoption of I/O standards in embedded systems. In the early 1990s, PC manufacturers developed PCI, a new standard hardware architecture to connect the major components of a PC at high speed. It offered up to a one hundred times improvement in I/O data transfer rates over the previous architectures. By the mid-1990s, PCI became the most widely used bus architecture in the PC market. Consequently, most suppliers of peripheral semiconductor components used in PCs adopted PCI as the standard system interface. PCI is now emerging as the standard I/O architecture for many high-performance embedded systems because it allows the use of low cost and state-of-the-art peripheral semiconductor components developed for the PC market and provides a foundation for embedded system interoperability. PCI also offers equivalent or superior performance to the in-house developed standards of many embedded equipment suppliers. Furthermore, the use of PCI enables faster time to market, lower development cost and the ability to quickly integrate new I/O components.

        Although the PCI standard has resolved many development issues relating to I/O hardware architectures, software remains a challenge. The lack of standards for I/O control software and the wide use of proprietary operating systems place a significant demand on development resources. Consequently, embedded developers are increasingly adopting standard operating systems with well-defined I/O structures as opposed to developing their own software internally. Examples include Linux, Windows NT, Windows CE and standard operating systems from companies such as Wind River and Integrated Systems. In a related development, a consortium of industry leaders approved a new specification, Intelligent I/O, or I(2)O, in 1997 to address software compatibility and performance issues. I(2)O architecture enables more efficient use of the PCI bus and can result in higher data transfer rates and thus increased embedded system performance. Instead of designing proprietary software, developers can use I(2)O architecture as a standard software architecture that reduces software development time and costs. Furthermore, by using I(2)O architecture, embedded system suppliers can more easily integrate third party system components, thereby reducing development costs and improving time-to-market.


        NEED FOR STANDARD I/O PRODUCTS AND COMPREHENSIVE I/O SOLUTIONS

        Even with standard I/O specifications, design teams must still create the circuitry and related software that implements these specifications. Designers must also update their I/O subsystems to include frequent improvements in these specifications.

        Instead of developing all the hardware and software technology internally, embedded systems developers seek to focus their scarce engineering resources on the proprietary features of their products. By using standard semiconductor devices in the I/O subsystem instead of using custom-designed devices they are able to implement the basic framework of the system more easily and thereby reduce the I/O subsystem design effort, providing faster time-to-market and lower development cost. Standard products allow the design teams to concentrate their efforts on differentiating hardware and software features. In addition to standard semiconductor devices, embedded designers can benefit from several other design elements, such as data control software, hardware design kits and third-party development tools to complete their development work in a timely manner. These additional elements simplify development and improve time to market. They provide the design team with proven hardware and software design examples and the tools to adapt these examples to the embedded designers' needs.

        Due to the availability and adoption of I/O standards by embedded developers, there is now a large demand for I/O subsystem components based on these standards.


THE PLX SOLUTION

        PLX develops and supplies semiconductor devices and software that accelerate and manage the transfer of data in high-performance embedded systems.

        Our solution consists of three related products:

        -   semiconductor devices,

        - software development kits which assist in developing systems that incorporate our semiconductor devices, and

        - hardware design kits that allow development of a system using our semiconductor devices and software development kits.

        Development tools provided by third parties support these three related products. These development tools are used for the design of other parts of the embedded system but also work with our products.

        Our products are designed for use in a variety of high-performance embedded applications including networking and telecommunications, enterprise storage, imaging and industrial. We focus on I/O accelerators and I/O processors, which are highly integrated, cost-effective semiconductor devices that optimize the flow of data and simplify the development of high-performance I/O subsystems. Our software development kits and hardware design kits promote sales of our semiconductor devices by lowering customers' development costs and allowing them to bring new products to market more quickly.

        PLX products provide I/O connectivity solutions for PCI and I(2)O and other industry standards. As new I/O standards evolve, we expect to support them where appropriate. More than 500 electronic equipment manufacturers use PLX semiconductor devices in a wide variety of embedded systems applications. Customers currently shipping systems that incorporate our products include 3Com, Cisco Systems, Compaq Computer, Hewlett-Packard, IBM, Intel, Lucent Technologies, Marconi, Nortel Networks, and Siemens.


STRATEGY

        Our objective is to continue to expand our market position as a developer and supplier of I/O connectivity solutions for high-performance embedded systems. Key elements of our strategy include the following:

        Focus on High-Growth Markets. We focus on high-growth embedded systems markets including networking and telecommunications, enterprise storage, imaging and industrial. Within these markets, there are many highly differentiated applications with different design criteria such as product function, performance, cost, power consumption, software, size limitations and design support. The requirements of many of these differentiated applications are addressed by our products, and we target those applications where we believe we can attain a leadership position.

        Deliver Comprehensive Solutions. Our products provide embedded systems developers with a comprehensive, proven development environment to simplify I/O subsystem design, enhance performance, reduce development costs and accelerate time-to-market. This solution consists of semiconductor devices, software development kits and hardware design kits. These design elements are supported by development tools provided by third parties. For example, our PCI 9080 I/O accelerator is supported by two software development kits and five hardware design kits which support microprocessors from Hitachi, IBM, IDT, Intel, and Motorola.

        Extend I/O Subsystem Technology. We offer our customers highly integrated semiconductor devices and related software that incorporate many of the latest advances in I/O technology. Our semiconductor devices and software are designed to enable quick adoption of new I/O technologies and enhancements to existing I/O standards. We seek to integrate additional I/O-related functions into our semiconductor devices to provide our customers with increasing functionality at the same or lower costs. For example, we developed our IOP 480, a device that integrates IBM's PowerPC core with our PCI technology. We employ a team of engineers with considerable expertise in embedded systems architectures, product definition, semiconductor and software design and engineering to maintain our I/O subsystem technology advantages.

        Drive I/O Subsystem Standards for Embedded Applications. We believe that our understanding of I/O technology trends and market requirements allows us to bring to market more quickly new products that support the latest I/O technologies. Through our participation in key industry groups responsible for standards such as the PCI Special Interest Group, the PCI Industrial Computer, Infiniband Trade Association, PCI-X Manufacturers' Group and the I(2)O Special Interest Group, we have taken an active role in defining new I/O standards.

        Strengthen and Expand Industry Relationships. We work with industry leaders in developing software development tools and marketing programs that promote the use of each company's products. Key microprocessor partners include Hitachi, IBM, IDT, Intel and Motorola, and key software partners include Integrated Systems, Microsoft, Synopsys and Wind River. As a result of these relationships, we enable embedded systems designers to choose the best products for their particular applications while still employing our product as the core of their I/O subsystem design.


CUSTOMERS

        We supply our products to customers for a wide variety of high-performance embedded systems applications including networking and telecommunications, enterprise storage, imaging and industrial. We also have sales in other markets such as the personal computer, server and consumer markets. The typical product life cycle of a high performance embedded system is one to two years or more of product development and initial marketing activity followed by two to five years or more of volume production, assuming the product is successful in the market. The embedded system design team typically selects the sole-source hardware and software components early in the design cycle. Generally, the embedded system will incorporate these same components throughout its product life because changes require an expensive re-engineering effort. Therefore, when our products are designed into an embedded system, they are likely to be used in that system throughout its two to five year or more production life.

        Our products are standard semiconductor devices that may be incorporated into equipment used in several of our target markets. More than 500 electronic equipment manufacturers incorporate our semiconductor devices in their products.

        The following table lists representative customers that purchased directly or through distributors more than $100,000 of our products in 1999.

                 NETWORKING AND
               TELECOMMUNICATIONS            ENTERPRISE STORAGE
          ---------------------------      ----------------------
          3Com                             Compaq
          Artesyn Technologies             DPT
          Cisco Systems                    Emulex
          Copper Mountain                  IBM
          Digi International               Network Appliance
          Eicon Technology
          Hewlett-Packard
          IBM                                     IMAGING
          Intel                            ----------------------
          Lucent Technologies              Hewlett-Packard
          Marconi                          Kofax Image Products
          Nortel Networks                  Pinnacle Systems
          Performance Technology           Scitex
          Proxim
          SDL Communications
          Siemens


PRODUCTS

        Our products consist of semiconductor devices, software development kits and hardware design kits. Development tools provided by third parties support these three design elements. Our semiconductor device products include I/O accelerators and I/O processors, which are designed to simplify the development of high-performance I/O subsystems. The sales of these semiconductor devices account for a substantial majority of our revenues. We generate a small portion of our revenues from sales of our software and hardware design kits. The other layers of our solution promote sales of our semiconductor devices by lowering customers' development costs and allowing them to bring new products to market more quickly.

        I/O Accelerators and I/O Processors. Our I/O accelerators are semiconductor devices that accelerate movement of data across a PCI bus and between one or more devices or subsystems that need to communicate across the PCI bus. These products incorporate the Data Pipe Architecture technology, a set of circuits and features that enable efficient flow of data within systems with minimal supervision from the system processor. Our I/O accelerators address a range of applications and provide flexible interfaces that allow them to connect to a wide variety of semiconductor devices, including processors such as IBM's and Motorola's PowerPC, Intel's i960, Hitachi's SH, IDT's, MIPs, and Motorola's 68K series. Customers also use these semiconductor devices in connection with digital signal processors, or DSPs, which are specialized microprocessors, from Texas Instruments, Analog Devices and others. The I/O accelerators can be connected with a wide range of peripheral devices, including LAN, WAN, disk control and graphics.

        In the third quarter of 1999, we began shipping the IOP 480, our first I/O processor, which combines the features of our I/O accelerator devices with a microprocessor core and memory controller that can connect to a variety of memory types and sizes. An I/O processor is a microprocessor designed to manage I/O tasks and move data efficiently. The I/O processor will enhance overall system performance by maximizing data flow and off-loading more I/O tasks from the host processor, compared with an I/O accelerator. It will integrate, in one cost and space-saving device, many of the circuit elements required for I/O management. By combining several functions into one semiconductor device, the IOP 480 will enable a more compact, power-efficient design, compared with designs that use several semiconductor devices to achieve these functions.

        Software Development Kits. Our software development kits are designed to simplify and accelerate the development of systems that incorporate our semiconductor devices. For PCI technology we offer PCI SDK software, which shortens the time needed to develop the software used to transfer data through a PCI bus. It includes a programming interface that enables developers to execute complex transactions with simple commands. This programming interface allows customers to migrate their designs, with the same software interface, from our existing 32 bit I/O accelerators to our 64 bit I/O accelerators and I/O processor products. This common interface allows customers to preserve their software investment even as their designs evolve in complexity and as new I/O architectures are deployed. The PCI SDK is applicable to both proprietary and standard operating systems. Our software development kit for I(2)O Architecture simplifies the development of software for I(2)O architecture-based technology.

        Hardware Design Kits. We offer hardware design kits that support the development of systems incorporating PLX semiconductor devices. We call our hardware design kits "reference design kits." Designers use the hardware design kits to evaluate our semiconductor devices and to simplify and accelerate product development. Each hardware design kit includes a development circuit board that designers can use to evaluate the PLX products and also design their own system. These hardware design kits also include technical drawings, documentation and other design assistance tools. Current hardware design kits support IBM's PowerPC processors, Motorola's PowerQuicc processors, Intel's i960 processors, IDT's MIPs processors and Hitachi's SH processors.

        To offer additional design support, we work with third party companies that provide development tools for our customers. Although we receive no revenues from these development tools, they promote sales of our semiconductor devices because these tools often make it easier to develop embedded systems incorporating our products. Examples include software development tools from Diab Data, IBM, Integrated Systems, Microsoft, Netware, and Wind River and software modeling tools from Synopsys.

        Our principal product offerings and functions include the following:

---------------------------------------------------------------------------------------------
 CATEGORY                  PRODUCT                      DESCRIPTION
 ------------------------- ---------------------------- -------------------------------------
                                    SEMICONDUCTOR DEVICES
---------------------------------------------------------------------------------------------
 32-bit Target I/O         PCI 9030                     -      Enables connection of 8-,
 Accelerators              PCI 9052                            16- and 32-bit peripherals
                           PCI 9050                            and personal computer
                                                               adapters to PCI.
---------------------------------------------------------------------------------------------
 32-bit Master I/O         PCI 9054                     -      Provides the flexibility to
 Accelerators              PCI 9080                            connect with a wide range of
                           PCI 9060SD                          processors, peripherals and
                           PCI 9060ES                          memory including Motorola
                           PCI 9060                            PowerQuicc, Intel i960, IBM
                                                               PowerPC, Hitachi
                                                               SH, IDT MIPs and
                                                               Texas Instruments
                                                               DSPs.
---------------------------------------------------------------------------------------------
 32-bit I/O Processors     IOP 480                      -      Incorporates PowerPC
                                                               microprocessor and memory
                                                               controller in addition to a
                                                               32-bit master I/O
                                                               accelerator.
---------------------------------------------------------------------------------------------
 64-bit/66 MHz I/O         PCI 9610                     -      Provides the flexibility to
 Accelerators                                                  connect with a wide range of
 (Announced, in                                                microprocessors, peripherals
 development)                                                  and memory including
                                                               Motorola
                                                               PowerQuicc,
                                                               PowerQuiccII,
                                                               Intel i960, IBM
                                                               PowerPC, Hitachi
                                                               SH, IDT MIPs and
                                                               Texas Instruments
                                                               DSPs.
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                                  SOFTWARE DEVELOPMENT KITS
---------------------------------------------------------------------------------------------
 PCI Software              PCI SDK                      -      Provides tools for
                                                               accelerating design of data
                                                               transport software.

                                                        -      Includes
                                                               development and
                                                               debugging
                                                               utilities, sample
                                                               firmware and
                                                               drivers.
 ---------------------------------------------------------------------------------------------
I(2)O Software            SDK for I(2)O Architecture    -      Enables rapid development
                                                               of I(2)O software.
 --------------------------------------------------------------------------------------------
                                    HARDWARE DESIGN KITS
---------------------------------------------------------------------------------------------
 Reference Design Kits     Nine kits supporting a       -      Include evaluation boards,
                           range of products                   PCI SDK software,
                                                               documentation and schematics
                                                               to assist system development.
---------------------------------------------------------------------------------------------

        TECHNOLOGY

        We believe that supplying high-performance I/O connectivity solutions for I/O subsystems requires expertise in four areas:

        -   semiconductor design,

        -   software technology,

        -   system design, and

        -   industry standards.

        Semiconductor Design. Our engineers have substantial expertise in semiconductor design and have developed a comprehensive library of complex functional blocks for use in semiconductor devices for I/O connectivity. As a result of this expertise, we offer both innovative architectures and high levels of functionality. For example, our proprietary Data Pipe Architecture technology allows the system developer a high degree of control over the PCI bus in order to address specific design needs. In high-performance systems, the Data Pipe Architecture technology enables data throughput that is several times faster than typical approaches. We continue to integrate more functionality in our semiconductor devices to reduce cost, improve performance, reduce size and simplify the customer's design effort.

        Software Technology. We devote substantial engineering resources to the development of software technology used to assist the system developer in debugging hardware and creating data control software. The quality and availability of these tools are key differentiating factors between PLX and competing alternatives. We are now shipping, as part of our software development kits, our PCI debugging tool, PLXMon 99. We continue to enhance and expand our software development kits, which contain a set of programming interfaces that simplify the development of software. Our software expertise provides us with valuable insights into our customers' software development issues, which aids the definition and development of future semiconductor devices.

        System Design. We employ a team of system level design engineers that are dedicated to the development of hardware design kits. These kits are high-performance adapters and embedded systems that customers can use to assist development of their products. Each of these hardware design kits is a system or adapter similar in complexity to those built by our customers. The system design experience provides us valuable insights which we can use to improve future semiconductor device and software products.

        Industry Standards. Through our participation in the key industry groups responsible for standards such as the PCI Special Interest Group, the I(2)O Special Interest Group and the PCI Industrial Computer Manufacturers' Group, we take an active role in defining new I/O standards such as PCI-X and Infiniband. In addition, we are closely monitoring other new I/O technologies to determine their applicability to our embedded market customer base.

COMPETITION

        Competition in the semiconductor industry is intense. If our main target market, the embedded systems market, continues to grow, the number of competitors may increase significantly. In addition, new semiconductor technology may lead to new products that can perform similar functions as our products.

        Competition in the various markets served by us comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions than we. Our principal products compete with standard products from companies such as Applied Micro Circuits, Galileo Technology, Tundra Semiconductor, and V3 Semiconductor.

        In addition, two alternative devices can perform some or all of the functions of our semiconductor devices. The first is the Application Specific Integrated Circuit, or ASIC. With the ASIC approach, a customer creates a custom semiconductor device for a particular application. Because the customer buys the ASIC directly from the semiconductor foundry, this approach may lead to lower unit production costs. However, this approach entails a large initial investment in developing the custom device. The second alternative device is the Field Programmable Gate Array, or FPGA. The FPGA is a semiconductor device whose logic function can be programmed by the system manufacturer. This requires less design effort than the ASIC approach. However, because of the additional circuitry required to enable the device to be programmed, this approach entails higher unit production costs which can be prohibitive compared to ASICs or standard semiconductor devices. Accordingly, we also experience indirect competition from leading ASIC suppliers, including IBM, LSI Logic, NEC, and Toshiba as well as from FPGA suppliers, including Altera, Atmel, Lucent Technologies, Quicklogic, Vantis, and Xilinx. With I/O processor products, we will compete with established embedded microprocessor companies including Hitachi, IBM, IDT, Intel, Motorola and others. Many of these indirect competitors and processor companies are large companies that have significantly greater financial, technical, marketing and other resources than PLX.

        We believe that the principal factors of competition in our business include functionality, product performance, price, product innovation, availability of development tools, customer service and reliability. We believe that we compete favorably with respect to each of these factors. We differentiate our products from those of our competitors by incorporating innovative features that allow our customers to build systems based on industry standards that are more efficient and higher in performance. Furthermore, in general, our software and hardware development tools are more comprehensive than competing solutions. However, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business.


SALES, MARKETING AND TECHNICAL SUPPORT

        Our sales and marketing strategy is to achieve design wins at leading embedded systems companies in high-growth market segments. We market and sell our products in the United States through a combination of direct regional sales managers, a national distributor, and a network of independent manufacturers' representatives. We maintain United States direct sales offices in Boston, Chicago, Los Angeles, Raleigh, Tampa and Sunnyvale.

        Outside the United States, we have engaged a team of manufacturers' representatives, stocking representatives and distributors to sell and market our products. Our international network includes representatives in Australia, Belgium, Canada, Denmark, France, Germany, Hong Kong, Israel, Japan, Korea, Norway, Singapore, South Africa, Sweden, Taiwan, The Netherlands, and the United Kingdom. We maintain a direct sales office in the United Kingdom to service customers in Europe and the Middle East.

        As of December 31, 1999, we employed 38 individuals in sales and marketing. Sales in North America represented 65%, 66% and 78% of product revenues for 1999, 1998 and 1997, respectively. All sales to date have been denominated in U.S. dollars.

        In 1999, sales to our exclusive United States distributor, Unique Technologies, accounted for 25% of our revenues, and sales to a European distributor, A2M, accounted for 10% of our revenues. Revenues related to sales through distributors are expected to continue to account for a significant portion of our total revenues. See "Risk Factors -- A Large Portion of Our Revenues Is Derived from Sales to Third-Party Distributors Who May Terminate Their Relationships with Us at Any Time."

        Net revenues through distributors accounted for approximately 58%, 49% and 56% of our net revenues for 1999, 1998 and 1997, respectively. In 1999, sales to Cisco Systems and IBM directly or through distributors accounted for 12% and 11%, respectively. In 1998, sales to IBM accounted for 13% of net revenues. In 1997, sales to no single customer accounted for 10% or more of our total revenues.

        Technical support to customers is provided through field and factory applications engineers, technical marketing personnel and, if necessary, product design engineers. Local field support is provided in person or by telephone. We also use our World Wide Web site to provide product documentation and technical support information. We believe that providing customers with comprehensive product support is critical to remaining competitive in the markets we serve. In addition, our close contact with customer design engineers provides valuable input into existing product enhancements and next generation product specifications.

RESEARCH AND DEVELOPMENT

        Our future success will depend to a large extent on our ability to rapidly develop and introduce new products and enhancements to our existing products that meet emerging industry standards and satisfy changing customer requirements. We have made and expect to continue to make substantial investments in research and development and to participate in the development of new and existing industry standards.

        Our research and development has been focused in three main areas: PCI I/O accelerators and I/O processors, hardware design kits and software development kits. The majority of our engineers are involved in semiconductor device design and verification, with the remaining engineers working on software and reference design hardware. Before development of a new product commences, our marketing managers work closely with research and development engineers and customers to develop a comprehensive requirements specification. In addition, our marketing managers and engineers review the applicable industry standards and incorporate desired changes into the new product specification. After the product is designed and commercially available, our engineers continue to work with various customers on specific design issues to understand emerging requirements that may be incorporated into future product generations or product upgrades.

        Our research and development expenditures totaled $7.3 million in 1999, $6.6 million in 1998, and $4.2 million in 1997. Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries are included in research and development expenses. As of December 31, 1999, there were 33 employees engaged in research and development. We perform our research and development activities at our headquarters in Sunnyvale, California. We are seeking to hire additional skilled development engineers, who are currently in short supply. Our business could be adversely affected if we encounter delays in hiring additional engineers. See "Certain Factors That May Affect Future Operating Results - Failure to Hire Additional Personnel and to Improve Our Operations Will Limit Our Growth."

        Our future performance depends on a number of factors, including our ability to identify emerging technology trends in our target markets, define and develop competitive new products in a timely manner, enhance existing products to differentiate them from those of competitors and bring products to market at competitive prices. The technical innovations and product development required for us to remain competitive are inherently complex and require long development cycles. We typically must incur substantial research and development costs before the technical feasibility and commercial viability of a product can be ascertained. We must also continue to make significant investments in research and development in order to continually enhance the performance and functionality of our products to keep pace with competitive products and customer demands for improved performance. Revenues from future products or product enhancements may not be sufficient to recover the development costs associated with these products or enhancements. The failure to successfully develop new products on a timely basis could have a material adverse effect on our business. See "Certain Factors That May Affect Future Operating Results -- Rapid Technological Change Could Make Our Products Obsolete."


MANUFACTURING

        We have adopted a "fabless" semiconductor manufacturing model and outsource all of our semiconductor manufacturing, assembly and testing. This approach allows us to focus our resources on the design, development and marketing of products and significantly reduces our capital requirements. We subcontract substantially all of our semiconductor manufacturing to Seiko-Epson Semiconductor in Japan, Taiwan Semiconductor Manufacturing Corporation in Taiwan, and IBM in the United States. None of our products is currently manufactured by more than one supplier, and all of our products are expected to be single-source manufactured for the foreseeable future. We must place orders three to four months in advance of expected delivery of finished goods. We maintain inventory levels based on current lead times from foundries plus safety stock to account for anticipated fluctuations in demand. Our inventory comprises a major portion of our working capital. As a result, we have limited ability to react to fluctuations in demand for our products, which could cause us to have an excess or a shortage of inventory of a particular product and reduced product revenues.

        In the event of a loss of, or a decision by us to change, a key supplier or foundry, qualifying a new supplier or foundry and commencing volume production would likely involve delay and expenses, resulting in lost revenues, reduced operating margins and possible detriment to customer relationships. Since we place our orders on a purchase order basis and do not have a long term volume purchase agreement with any of our existing suppliers, any of these suppliers may allocate capacity to the production of other products while reducing deliveries to us on short notice. While we believe we currently have good relationships with our foundries and adequate capacity to support our current sales levels, there can be no assurance that adequate foundry capacity will be available in the future on acceptable terms, if at all. See "Certain Factors That May Affect Future Operating Results - Our Independent Manufacturers May Not be Able to Meet Our Manufacturing Requirements."

        Our PCI devices are currently fabricated using a range of semiconductor manufacturing processes. We must continuously develop our devices using more advanced processes to remain competitive on a cost and performance basis. Migrating to new technologies is a challenging task requiring new design skills, methods and tools. We believe that the transition of our products to smaller geometries will be important for us to remain competitive. Our business could be materially adversely affected if any transition to new processes is delayed or inefficiently implemented. See "Certain Factors That May Affect Future Operating Results -- Defects in Our Products Could Increase Our Costs and Delay Our Product Shipments."


INTELLECTUAL PROPERTY

        Our future success and competitive position depend upon our ability to obtain and maintain the proprietary technology used in our principal products. Most of our current products include implementations of the PCI and I(2)O industry standards, which are available to other companies. We currently have no patents on any of our PCI or I(2)O products and rely instead on trade secret protection. We have two patents on technology in our other products that expire in September 2007 and September 2014. In the future, we plan to seek patent protection when we feel it is necessary.

        Our existing or future patents may be invalidated, circumvented, challenged or licensed to others. The rights granted thereunder may not provide competitive advantages to us. In addition, our future patent applications may not be issued with the scope of the claims sought by us, if at all. Furthermore, others may develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents owned or licensed by us. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in foreign countries where we may need this protection. We cannot be sure that steps taken by us to protect our technology will prevent misappropriation of our technology.

        The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions. This often results in significant and often protracted and expensive litigation. There is no intellectual property litigation currently pending against us. However, we may from time to time receive notifications of claims that we may be infringing patents or other intellectual property rights owned by other third parties. If it is necessary or desirable, we may seek licenses under these third party patents or intellectual property rights. However, we cannot be sure that licenses will be offered or that the terms of any offered licenses will be acceptable to us.

        The failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture or shipment of products or our use of processes requiring the technology. Litigation could result in significant expenses to us, adversely affect sales of the challenged product or technology and divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. In the event of an adverse result in any litigation, we could be required to pay substantial damages, cease the manufacture, use, sale or importation of infringing products, expend significant resources to develop or acquire non-infringing technology, and discontinue the use of processes requiring the infringing technology or obtain licenses to the infringing technology. We may not be successful in the development or acquisition, or the necessary licenses may not be available under reasonable terms, and any development, acquisition or license could require expenditures by us of substantial time and other resources. Any of these developments would have a material adverse effect on our business. See "Certain Factors That May Affect Future Operating Results -- Our Limited Ability to Protect Our Intellectual Property and Proprietary Rights Could Adversely Affect Our Competitive Position."

EMPLOYEES

        As of December 31, 1999, we employed a total of 85 full-time employees, including 33 engaged in research and development, 38 engaged in sales and marketing, 6 engaged in manufacturing operations and 8 engaged in general administration activities. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

EXECUTIVE OFFICERS AND DIRECTORS

        Our executive officers and directors, their ages and their positions as of December 31, 1999, are as follows:

NAME                                    AGE   POSITION
----                                    ---   --------
Michael J. Salameh.................     45    President and Director
Michael Franz, Ph.D................     51    Vice President, Engineering
Scott M. Gibson....................     41    Vice President, Finance, Chief Financial Officer
                                              and Secretary
Mark R. Easley.....................     44    Vice President, Marketing
Michael A. Hopwood.................     37    Vice President, Worldwide Sales
William E. Hart....................     47    Vice President, Operations
D. James Guzy......................     63    Chairman of the Board of Directors
Eugene Flath.......................     62    Director
Timothy Draper.....................     41    Director
Young K. Sohn......................     43    Director
John H. Hart.......................     54    Director


        Michael J. Salameh co-founded PLX and has served as our President and as a member of the Board of Directors since PLX's inception in May 1986. From 1980 through 1986, Mr. Salameh was employed in various marketing management positions with Hewlett-Packard Company. Mr. Salameh received a B.S. in Engineering and Applied Science from Yale University and an M.B.A. from Harvard Business School.

        Dr. Michael Franz has served as our Vice President of Engineering since joining us in November 1999. From 1993 through October 1999, Dr. Franz held various senior engineering management level positions with

Toshiba's semiconductor company, including Director of System Level Integration and Director of Technology Development. From 1986 to 1993, Dr. Franz was employed with Siemens' semiconductor division, as Director of Engineering. Dr. Franz received a B.S. in Electrical Engineering from Technical University of Munich and an M.S. and Ph.D. in Electrical Engineering from the University of Wisconsin.

        Scott M. Gibson has served as our Vice President of Finance and Chief Financial Officer since joining us in October 1997. Mr. Gibson was employed by YieldUP International Corporation, a semiconductor equipment manufacturer, as Vice President and Chief Financial Officer from September 1995 through March 1997. Mr. Gibson served as Vice President of Customer Service for Tencor Instruments, a semiconductor equipment manufacturer, from April 1994 through June 1995. Mr. Gibson was employed by Prometrix Corporation, a semiconductor equipment manufacturer, as Vice President and Chief Financial Officer from April 1992 until its merger with Tencor Instruments in February 1994. Mr. Gibson received a B.S. in Industrial Engineering from Iowa State University and an M.B.A. from the University of Michigan Business School.

        Mark R. Easley has served as our Vice President of Marketing since March 1996. From October 1993 through March 1996, he owned Mission Research Enterprises Technical Sales, a manufacturers' representative company. From March 1986 through October 1993, Mr. Easley held various positions at Adaptec, Inc., a semiconductor company including Director of Sales for Asia-Pacific and Japan from July 1988 through October 1993 and Strategic Marketing Manager from March 1986 through June 1988. Mr. Easley is also a director of Sebring Systems, Inc. Mr. Easley received a B.S. in Computer Science from Purdue University.

        Michael A. Hopwood has served as our Vice President of Worldwide Sales since 1995. From 1989 to 1995, he held a variety of other sales management positions with our Company. From 1984 until 1989, Mr. Hopwood held various sales positions at Intel Corporation, a semiconductor manufacturer. Mr. Hopwood received a B.S. in Physics Engineering from Pacific Lutheran University.

        William E. Hart has served as our Vice President of Operations since January 1996. Between July 1993 and January 1996, he served as our Operations Manager and Controller. From January 1992 to June 1993, Mr. Hart was employed by Euphonix Inc., a digital audio equipment company, as its production manager. From November 1982 through December 1991, Mr. Hart was employed as a manufacturing manager for NTX Communications, a computer company. Mr. Hart received a B.A. from St. Mary's College and a Masters degree in Public Administration from California State University, Hayward.

        D. James Guzy has been a director of PLX since 1986. Mr. Guzy is the Chairman, President and CEO of SRC Computer Corporation, a developer of super-computer systems. Since 1969, he has also served as the President of the Arbor Company, a limited partnership involved in the electronics and computer industry. Mr. Guzy is also a director of Cirrus Logic, Inc., Intel Corporation, Micro Component Technology, Inc., Novellus Systems, Inc., Davis Selected Group of Mutual Funds and Alliance Capital Management Technology Fund, and a member of the board of directors of several private technology companies, including Sebring Systems. Mr. Guzy received a B.S. from the University of Minnesota and an M.S. from Stanford University.

        Eugene Flath has been a director of PLX since May 1989. Mr. Flath has been a General Partner of Associated Venture Investors since February 1988 and a Special General Partner of Applied Technology Investors since July 1994. Mr. Flath also serves on the board of directors of several private companies. Mr. Flath received a B.S. in Electrical Engineering and a B.S. in Naval Science from the University of Wisconsin and an M.S. in Electrical Engineering from the University of New Hampshire.

        Timothy Draper has been a director of PLX since 1986. Mr. Draper has been a Managing Director of Draper Fisher Jurvetson, an investment company, since 1992. Mr. Draper managed Draper Associates LP from 1986 to 1992. Mr. Draper received a B.S. in Electrical Engineering from Stanford University and an M.B.A. from Harvard Business School.

        Young K. Sohn has been a director of PLX since April 1999. Mr. Sohn is currently serving as CEO of Oak Technology, a semiconductor manufacturer. From 1992 until March 1999, Mr. Sohn held various executive management positions at Quantum Corporation, a disk drive manufacturer, including President of the Hard Disk Drive Business. Prior to joining Quantum, Mr. Sohn was employed for nine years at Intel as a Marketing and Sales

Executive and Director of Worldwide Channel Marketing in Intel's Reseller Channel organization. Mr. Sohn received a B.S. in Electrical Engineering from the University of Pennsylvania and an M.B.A. from MIT's Sloan School of Management.

        John H. Hart has been a director of PLX since April 1999. Mr. Hart has been Senior Vice President and Chief Technical Officer of 3Com Corporation since August 1996. From the time Mr. Hart joined 3Com in September 1990 until July 1996, he was Vice President and Chief Technical Officer. Prior to joining 3Com, Mr. Hart worked for Vitalink Communications Corporation for seven years, where his most recent position was Vice President of Network Products. Mr. Hart received a B.S. in Mathematics from the University of Georgia.


BACKLOG

        PLX's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. This results from expected changes in product delivery schedules and cancellation of product orders. In addition, PLX's sales will often reflect orders shipped in the same quarter that they are received.


                               ITEM 2: PROPERTIES

        We lease two adjacent facilities in Sunnyvale, California, which have approximately 20,000 square feet and 15,000 square feet pursuant to two leases which expire in February 2001 and November 2004, respectively. These two facilities comprise our headquarters and include our research and development, sales and marketing and administration departments. We believe that our current facilities will be adequate through 2000.


                            ITEM 3: LEGAL PROCEEDINGS

        None.


           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        No matters were submitted to a vote of security holders during the three months ended December 31, 1999.



                                     PART II

                  ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is traded on The Nasdaq Stock Market and has been quoted on the Nasdaq National Market under the symbol "PLXT" since its initial public offering on April 5, 1999. The following table sets forth, for the periods indicated, the range of quarterly high and low bid information for the Company's Common Stock as reported on the Nasdaq National Market:

1999                                                          HIGH BID    LOW BID
                                                              --------    -------
April 5, 1999 through the end of the Second Quarter.........    $50.00     $10.75
Third Quarter...............................................     46.00      17.50
Fourth Quarter..............................................     36.00      13.75

        As of March 15, 2000, there were approximately 110 holders of record of the Company's Common Stock. As of March 15, 2000, the last reported sales price of our common stock was $37.25.

        The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividend in the foreseeable future. Any future declaration and payment of dividends will be subject to the discretion of the Company's Board of

Directors, will be subject to applicable law and will depend upon the Company's results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors.

        During the three months ended December 31, 1999, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.


                         ITEM 6: SELECTED FINANCIAL DATA

        The following table includes selected consolidated financial data for each of the five years ended December 31, 1999, which are derived from and more fully described in the consolidated financial statements and notes included in this report at Item 14.

                                                            YEARS ENDED DECEMBER 31,
                                              ---------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              -------    -------    -------    -------    -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues .............................    $40,669    $26,276    $17,534    $ 9,813    $ 9,316
Gross profit .............................     27,831     16,605     10,558      5,287      3,805
Operating income .........................      9,994      3,383      1,991        893      1,016
Net income ...............................      7,231      2,766      1,924        891      1,049
Diluted earnings per share ...............    $  0.33    $  0.15    $  0.11    $  0.05    $  0.06
Shares used in calculation of diluted
  earnings per share .....................     21,849     18,405     17,758     17,287     16,768


                                                                  DECEMBER 31,
                                              ---------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              -------    -------    -------    -------    -------
                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents ................    $ 8,636    $ 5,638    $ 2,701    $ 1,077    $ 1,444
Working capital ..........................     32,827      6,116      3,591      2,257      1,682
Total assets .............................     52,055     11,766      8,013      4,053      3,149
Long-term debt ...........................         --         --         --         --         --
Total Stockholders' equity ...............    $46,402    $ 7,760    $ 4,889    $ 2,909    $ 1,989


       ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Certain Factors That May Affect Future Operating Results" and elsewhere in this report. The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere in this report.


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

        We rely on a combination of direct sales personnel and distributors and manufacturers' representatives throughout the world to sell a significant portion of our products. We pay manufacturers' representatives a commission on sales while we sell products to distributors at a discount from the selling price. We generally recognize revenue at the time of title passage to electronic equipment manufacturers. Revenues from sales to distributors that are made under agreements which allow the return of products unsold by the distributor are not recognized until the distributor ships the product to its customer. See "Certain Factors That May Affect Future Operating Results -- A Large Portion of Our Revenues Is Derived From Sales to Third-Party Distributors Who May Terminate Their Relationships with Us at Any Time."

        Our gross margins have fluctuated in the past and are expected to fluctuate in the future due to changes in product mix, the position of our products in their respective life cycles, and specific product manufacturing costs.

        The time period between initial customer evaluation and design completion can range from six to twelve months or more. Furthermore, there is typically an additional six to twelve month or greater period after design completion before a customer commences volume production of equipment incorporating our products. Due to these lengthy sales cycles, we may experience significant fluctuations in new orders from month to month. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results for that quarter and potentially future quarters would be materially and adversely affected.

        Our long-term success will depend on our ability to introduce new products. Although typically new products generate little or no revenues during the first twelve months following their introduction, our revenues in subsequent periods depend upon these new products. Due to the lengthy sales cycle and additional time for customers to commence volume production, significant revenues from our new products typically occur only twelve to twenty-four months after product introduction. As a result, revenues from newly introduced products have been a small percentage of revenues in the year the product was introduced. See "Certain Factors That May Affect Future Operating Results -- Our Lengthy Sales Cycle Can Result in Uncertainty and Delays with Regard to Our Expected Revenues."


RESULTS OF OPERATIONS

        The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

                                                              FISCAL YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                             1999          1998          1997
                                                            ------        ------        ------
Net revenues ..........................................     100.0%        100.0%        100.0%
Cost of revenues ......................................      31.6          36.8          39.8
                                                            ------        ------        ------
Gross profit ..........................................      68.4          63.2          60.2
Expenses:
    Research and development ..........................      17.8          24.9          23.7
    Selling, general and administrative ...............      26.0          25.4          25.2
                                                            ------        ------        ------
           Total operating expenses ...................      43.8          50.3          48.9
                                                            ------        ------        ------
Operating income ......................................      24.6          12.9          11.3
Interest income and other, net ........................       3.6           0.3           0.3
                                                            ------        ------        ------
Income before income taxes and equity in net loss
    of unconsolidated investee ........................      28.2          13.2          11.6
Provision for income taxes ............................       9.6           2.6           0.6
                                                            ------        ------        ------
Income before equity in net loss of unconsolidated
    investee ..........................................      18.6          10.6          11.0
Equity in net loss of unconsolidated investee .........       0.8            --            --
                                                            ------        ------        ------
Net income ............................................      17.8%         10.6%         11.0%
                                                            ======        ======        ======


COMPARISON OF YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

        Net Revenues. Revenues consist of product revenues generated principally by sales of our semiconductor devices. Revenues for 1999 were $40.7 million, an increase of $14.4 million or 55% from 1998. Revenues for 1998 were $26.3 million, an increase of $8.8 million or 50% from $17.5 million for 1997. In each year the increase was primarily due to higher volume shipments of PCI products.

        Gross Profit. Gross profit represents net revenues less the cost of revenues. Cost of revenues includes the cost of purchasing semiconductor devices from our independent foundries, additional assembly and testing costs, our operating costs associated with the procurement, storage, and shipment of products, as well as royalty expenses paid on some of our products. Gross profit for 1999 was $27.8 million, an increase of $11.2 million or 68% from 1998. Gross profit for 1998 was $16.6 million, an increase of $6.0 million or 57% from $10.6 million for 1997. Gross profit as a percentage of revenues was 68.4% in 1999, 63.2% in 1998 and 60.2% in 1997. In each year, the increase in absolute dollars was primarily due to higher revenues. Gross margin as a percentage of revenues increased in 1999 from 1998 and in 1998 from 1997 primarily due to lower product costs.

        Research and Development Expenses. Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries are included in research and development expenses. Research and development expenses for 1999 were $7.3 million, an increase of $0.7 million or 11% from 1998. Research and development expenses for 1998 were $6.6 million, an increase of $2.4 million or 58% from 1997 expenses of $4.2 million. Research and development expenses as a percentage of revenues were 17.8% in 1999, 24.9% in 1998 and 23.7% in 1997. In each year, the increase in absolute dollars was primarily due to the addition of personnel for the development of new product and the enhancement of existing products, as well as payments to outside consultants where specific resources were needed in the development process. The decrease in research and development expenses as a percentage of revenue from 1998 to 1999 was primarily due to higher net revenues as well as lower expenses for non-recurring engineering at our independent foundries. The increase in research and development expenses as a percentage of revenues from 1997 to 1998 reflects an increase in the number of new semiconductor products being developed by us as well as an increase in the number of new development tools and software being developed. We expect that research and development expenses in absolute dollars will likely increase in future periods.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of employee related expenses, professional fees, trade show and other promotional expenses, and sales commissions to manufacturers' representatives. Selling, general and administrative expenses for 1999 were $10.6 million, an increase of $3.9 million or 58.5% from 1998. Selling, general and administrative expenses for 1998 were $6.7 million, an increase of $2.3 million or 51% from $4.4 million in 1997. Selling, general and administrative expenses as a percentage of revenues were 26.0% in 1999, 25.4% in 1998 and 25.2% in 1997. In each year, the increase in absolute dollars principally reflected higher personnel related costs resulting from an increase in sales and marketing personnel as well as increased sales commissions from higher product revenues. We expect that selling, general and administrative expenses in absolute dollars will likely increase in future periods.

        Deferred Compensation. In connection with the grant of restricted stock and options to our employees during 1997 and 1998, we recorded aggregate deferred compensation of $361,000, representing the difference between the deemed value of our common stock for accounting purposes and the restricted stock purchase price or stock option exercise price at the date of grant. The amount of deferred compensation is presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable stock grants. Amortization of deferred compensation recorded in 1999 and 1998 was $91,000 and $79,000, respectively. We currently expect to record amortization of deferred compensation related to these stock grants of approximately $20,000 per quarter through December 31, 2001.

        Interest Income and Other, Net. Interest income and other, net reflects interest earned on average cash, cash equivalents and short-term investment balances. Interest income and other, net increased to $1.5 million in 1999 from $75,000 in 1998. Interest income and other, net increased in 1998 to $75,000 from $44,000 in 1997. The increase from 1998 to 1999 was primarily due to interest earned on higher levels of short-term investments, long-term investments, and cash balances generated by the initial public offering in April 1999. The increase from 1997 to 1998 was primarily due to interest earned on higher levels of short-term investments and cash balances.

        Provision for Income Taxes. Income tax expense as a percentage of pretax income was 34%, 20% and 5%, for the years ended December 31, 1999, 1998 and 1997, respectively. Our effective tax rate in 1999 differs from the applicable statutory rate primarily due to state income taxes offset by the benefit of the research and development tax credit. Our effective tax rate in 1998 differs from the applicable statutory rate primarily due to the benefit of research and development tax credits and the realization of deferred tax assets. Our effective tax rate in 1997 differs from the applicable statutory rate primarily due to the benefit of net operating loss and research and development tax credit carryforwards. We expect that the effective tax rate in future periods will remain at about the same level as in 1999.

        Equity in Net Loss of Unconsolidated Investee. The increase in equity in net loss of unconsolidated investee represents losses recognized under the equity method of accounting for the investment in Sebring Systems in the fourth quarter of 1999.

        The valuation allowance for deferred tax assets decreased by $407,000 in 1998. Decreases in the valuation allowance were based upon taxable income earned in 1998, as well as management's expectations of future taxable income.


LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. At December 31, 1999, we had $32.8 million in working capital including $8.6 million in cash and cash equivalents. Our operating activities generated cash of $4.1 million, $4.0 million and $2.6 million in 1999, 1998 and 1997, respectively. Cash provided by operating activities in 1999, 1998, and 1997 was primarily attributable to net income adjusted for depreciation, offset by increases in accounts receivable in 1999 and 1997 and increases in inventories due to increased shipment levels.

        Our investing activities used cash of $32.3 million, $1.1 million and $1.0 million in 1999, 1998 and 1997, respectively. The 1999 investing activities were primarily for the purchase of short-term and long-term investment securities. Cash provided by financing activities was approximately $31.2 million in 1999, $26,000 in 1998 and $56,000 in 1997. Cash provided by financing activities in 1999 is primarily related to our initial public offering, which generated approximately $31 million in net proceeds from the sale of common stock in April 1999.

        As of December 31, 1999, we had no material purchase commitments outstanding.

        We believe that our existing resources, together with cash generated from our operations will be sufficient to meet our capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including the inventory levels we maintain, the level of investment we make in new technologies and improvements to existing technologies, the levels of monthly expenses required to launch new products. To the extent that existing resources and future earnings, are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. Additional funds may not be available or, if available, we may not be able to obtain them on terms favorable to us and our stockholders.

YEAR 2000

        In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $100,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any Year 2000 matters that may arise are addressed promptly.

            CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, the statements regarding (a) the growing demand for standards-based components such as the Company's semiconductor devices that connect systems together; (b) the Company's objective to expand its advantages in data transfer technology, under the heading "Item 1, Business - Overview"; the statements regarding (a) the Company's objective to continue to expand its market position as a developer and supplier of I/O connectivity solutions for high-performance embedded systems, (b) the Company's plan to target those applications where the Company believes it can attain a leadership position, (c) the Company's belief that its understanding of I/O technology trends and market requirements allows it to bring to market more quickly new products that support the latest I/O technology, under the heading "Item 1, Business - Strategy"; the statements regarding (a) the Company's belief with respect to the principal factors of competition in the business, (b) the Company's belief that it competes favorably with respect to each of those factors, under the heading "Item 1, Business - Competition"; the statements regarding (a) the Company's belief that providing customers with comprehensive product support is critical to remaining competitive in the markets it serves, (b) the Company's belief that its close contact with customer design engineers provides valuable input into existing product enhancements and next generation product specifications, under the heading "Item 1, Business - Sales, Marketing and Technical Support"; the Company's belief that the transition of its products to smaller geometries will be important for the Company to remain competitive under the heading "Item 1, Business - Manufacturing"; the Company's belief that its current facilities will be adequate through 2000 under the heading "Item 2, Properties"; the statement regarding the Company's intention to retain earnings for use in its business and not to pay any cash dividend in the foreseeable future under the heading "Item 5, Market for Registrant's Common Equity and Related Stockholder Matters"; the Company's belief that its long-term success will depend on its ability to introduce new products under the heading "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview"; the statements regarding (a) the Company's expectation that research and development expenses, selling, general and administrative expenses in absolute dollars will likely increase in future periods, (b) the Company's expectation to record amortization of deferred compensation related to the stock grants of approximately $20,000 per quarter through December 31, 2001, (c) the Company's expectation that the effective tax rate in future periods will remain at about the same level as in 1999, under the heading "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Year Ended December 31, 1999, 1998 and 1997"; the Company's belief that its existing resources, together with cash generated from its operations, will be sufficient to meet its capital requirements for at least the next twelve months under the heading "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"; the statements regarding (a) the Company's belief that the adoption of FAS 133 will not have a significant impact on its operating results or cash flows, (b) the Company's belief that its current recognition policy complies with SAB 101, under the heading "Consolidated Financial Statements - Notes to Consolidate Financial Statements - Note 1. Organization and Summary of Significant Accounting Policies - Recent Accounting Pronouncements"; the statement regarding the Company's expectation that the sale of its products to a limited number of customers and resellers may continue to account for a high percentage of revenues for the foreseeable future under the heading "Consolidated Financial Statements - Notes to Consolidate Financial Statements -
Note 3. Concentration of Credit, Customer and Supplier Risk". All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those included in such forward-looking statements. These cautionary statements should be considered in the context of the factors listed listed below, as well as those disclosed from time to time in the Company's Reports on Forms 10-Q and 8-K.

Additional risks and uncertainties that could cause actual results to differ materially from those described herein include the following:


OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO FACTORS WHICH ARE NOT WITHIN OUR CONTROL

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

        - the timing of significant orders, order cancellations and reschedulings,

        - changes in our pricing policies or those of our competitors or suppliers, including decreases in unit average selling prices of our products,

        -   introduction of products and technologies by our competitors,

        -   shifts in our product mix toward lower margin products,

        - the availability of production capacity at the fabrication facilities that manufacture our products, and

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

OUR LENGTHY SALES CYCLE CAN RESULT IN UNCERTAINTY AND DELAYS WITH REGARD TO OUR EXPECTED REVENUES

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

        In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions. Also, as we start to sell our processor products, we will compete with established embedded microprocessor companies and others. Many of these indirect competitors and microprocessor companies have significantly greater financial, technical, marketing and other resources than PLX. Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business. See "Business -- Competition," and " -- Products."

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


A LARGE PORTION OF OUR REVENUES IS DERIVED FROM SALES TO THIRD-PARTY DISTRIBUTORS WHO MAY TERMINATE THEIR RELATIONSHIPS WITH US AT ANY TIME

        We depend on distributors to sell a significant portion of our products. In 1999, net revenues through distributors accounted for approximately 58% of our net revenues. Some of our distributors also market and sell competing products. Distributors may terminate their relationships with us at any time. Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business.


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

        Sales outside of North America accounted for 35%, 34% and 22% of our revenues in 1999, 1998 and 1997, respectively. We anticipate that these sales may increase in future periods and may account for an increasing portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products, sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

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


OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTERESTS OF OUR OTHER STOCKHOLDERS

        Our principal stockholders beneficially owned approximately 40% of our outstanding common stock as of December 31, 1999. Although these stockholders do not have majority control, they currently have, and likely will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other stockholders. In addition, the voting power of these stockholders could have the effect of delaying or preventing a change in control of PLX. Commencing at the first annual meeting of stockholders following the annual meeting of stockholders when we shall have had at least 800 stockholders, our stockholders will not be entitled to cumulate their votes in the election of directors, and the holders of a majority of the common stock present at a meeting of stockholders will be able to elect all of our directors.

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

        One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,000,000 shares of preferred stock. Currently, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.


       ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have an investment portfolio of fixed income securities, including those classified as cash equivalents, and short and long-term investments of approximately $32.4 million at December 31, 1999. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

        The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. The Company invests primarily in high-quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than $0.4 million decrease (less than 1%) in the fair value of the Company's available-for-sale securities.


        ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is contained in the financial statements and schedule set forth in Item 14 (a) of this Form 10-K.


       ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

        There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.



                                    PART III

           ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.


                         ITEM 11: EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

     ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.


             ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.


                                     PART IV

    ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  1. Consolidated Financial Statements

        For the following financial information included herein, see Index on page 28:

        Report of Ernst & Young LLP, Independent Auditors.

        Consolidated Balance Sheets as of December 31, 1999 and 1998.

        Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999.

        Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1999.

        Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999.

        Notes to Consolidated Financial Statements.

            2. Financial Statement Schedule

        The financial statement schedules of the Company are included in Part IV of this report:

        For the three years ended December 31, 1999 -- II Valuation and Qualifying Accounts


            3. Exhibits Index

        See Exhibit Index immediately following the signature page for a list of exhibits filed or incorporated by reference as a part of this report.

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1999.

        (c) Exhibits

        The Company hereby files, as exhibits to this Form 10-K, those exhibits listed in Item 14 (a) (3) above.

                              PLX TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                          PAGE
                                                                                          ----
Report of Ernst & Young LLP, Independent Auditors.................................        29

Consolidated Balance Sheets as of December 31, 1999 and 1998......................        30

Consolidated Statements of Operations for each of the three years in the
    period ended December 31, 1999................................................        31

Consolidated Statements of Stockholders' Equity for each of the three
    years in the period ended December 31, 1999...................................        32

Consolidated Statements of Cash Flows for each of the three years in the
    period ended December 31, 1999................................................        33

Notes to Consolidated Financial Statements........................................        34

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
PLX Technology, Inc.

        We have audited the accompanying consolidated balance sheets of PLX Technology, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLX Technology, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

San Jose, California
January 21, 2000

                              PLX TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS



                                                             YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                              1999             1998
                                                            --------         --------
Current assets:
  Cash and cash equivalents .............................   $  8,636         $  5,638
  Short-term investments ................................     20,075               --
  Accounts receivable, less allowance for doubtful
      accounts of $240 in 1999 and $173 in 1998..........      5,439            2,073

  Inventories ...........................................      2,504            1,344
  Deferred tax assets ...................................      1,379              735
  Other current assets ..................................        447              332
                                                            --------         --------
Total current assets ....................................     38,480           10,122
Property and equipment, net .............................      1,537            1,515
Other assets ............................................        840              129
Long term investments ...................................     11,198               --
                                                            --------         --------
  Total Assets ..........................................   $ 52,055         $ 11,766
                                                            ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ....................................   $  1,825         $  1,601
    Accrued compensation and benefits ...................      1,052              724
    Deferred revenues ...................................      1,001              592
    Income tax payable ..................................        847              442
    Accrued commissions .................................        320              100
    Other accrued expenses ..............................        608              547
                                                            --------         --------
Total current liabilities ...............................      5,653            4,006
Commitments
    Convertible redeemable preferred stock:
      5,000,000 authorized shares in 1998:
      issued and outstanding none in 1999 and
      4,579,636 in 1998..................................         --                5

Stockholders' equity:
    Preferred stock, $.001 par value:
      Authorized--5,000,000 in 1999: none issued and
        outstanding .....................................         --               --
    Common Stock, $.001 par value authorized
      30,000,000 shares: issued and outstanding
      22,008,809 in 1999 and 4,626,643 shares
      in 1998 ...........................................         22                5
    Additional paid-in capital ..........................     36,828            5,617
    Deferred compensation ...............................       (192)            (283)
    Notes receivable for employee stock purchases .......         --             (163)
    Accumulated other comprehensive loss ................        (66)              --
    Retained earnings ...................................      9,810            2,579
                                                            --------         --------
Total stockholders' equity ..............................     46,402            7,755
                                                            --------         --------
Total liabilities and stockholders' equity ..............   $ 52,055         $ 11,766
                                                            ========         ========

          See accompanying notes to consolidated financial statements.

                              PLX TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                                       YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                   1999          1998          1997
                                                                 --------       -------      -------
Net revenues .................................................   $ 40,699       $26,276      $17,534
Cost of revenues .............................................     12,868         9,671        6,976
                                                                 --------       -------      -------
Gross margin .................................................     27,831        16,605       10,558
Operating expenses
  Research and development ...................................      7,268         6,552        4,156
  Selling, general and administrative ........................     10,569         6,670        4,411
                                                                 --------       -------      -------
Total operating expenses .....................................     17,837        13,222        8,567
                                                                 --------       -------      -------
Operating income .............................................      9,994         3,383        1,991
Interest income and other, net ...............................      1,473            75           44
                                                                 --------       -------      -------
Income before provision for income taxes and equity
  in net loss of unconsolidated investee .....................     11,467         3,458        2,035
Provision for income taxes ...................................      3,896           692          111
                                                                 --------       -------      -------
Income before equity in net loss of unconsolidated investee ..      7,571         2,766        1,924
Equity in net loss of unconsolidated investee ................       (340)           --           --
                                                                 --------       -------      -------
Net income ...................................................   $  7,231       $ 2,766      $ 1,924
                                                                 ========       =======      =======
Basic earnings per share (Note 2) ............................   $   0.43       $  0.77      $  0.58
                                                                 ========       =======      =======
Shares used to compute basic per share amounts ...............     17,007         3,601        3,293
                                                                 ========       =======      =======
Diluted earnings per share (Note 2) ..........................   $   0.33       $  0.15      $  0.11
                                                                 ========       =======      =======
Shares used to compute diluted per share amounts .............     21,849        18,405       17,758
                                                                 ========       =======      =======


See accompanying notes to consolidated financial statements.

                              PLX TECHNOLOGY, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)


                                        REDEEMABLE
                                        CONVERTIBLE
                                      PREFERRED STOCK              COMMON STOCK          ADDITIONAL
                                  ---------------------      ------------------------      PAID IN
                                    SHARES       AMOUNT         SHARES         AMOUNT      CAPITAL
                                  ----------     ------      ------------      ------      --------
Balance at January 1, 1997 ....    4,579,636       $ 5          3,615,916       $  4       $  5,056
  Sale of common stock ........           --        --          1,058,500          1            209
  Unearned compensation
   related to stock
   options ....................           --        --                 --         --            235
  Net income and
   comprehensive income .......           --        --                 --         --             --
                                  ----------       ---       ------------       ----       --------
Balance at December 31, 1997 ..    4,579,636         5          4,674,416          5          5,500
  Repurchase of common
   stock ......................           --        --            (47,773)        --            (10)
  Unearned compensation
   related to stock
   options ....................           --        --                 --         --            127
  Amortization of
   unearned compensation ......           --        --                 --         --             --
  Payments on stockholder
   notes receivable ...........           --        --                 --         --             --
  Net income and
   comprehensive income .......           --        --                 --         --             --
                                  ----------       ---       ------------       ----       --------
Balance at December 31, 1998 ..    4,579,636         5          4,626,643          5          5,617
  Issuance of common
   stock, net of issuance
   costs ......................           --        --          3,795,000          4         30,997
  Conversion of
   redeemable convertible
   preferred stock to
   common stock ...............   (4,579,636)       (5)        13,738,908         13             (8)
  Issuance of Stock
   pursuant to exercise
   of stock options ...........           --        --             22,950         --            106
  Payments on stockholder
   notes receivable ...........           --        --                 --         --             --
  Repurchase of common
   stock ......................           --        --           (174,692)        --            (30)
  Compensation related to
   stock options issued
   to non-employees ...........           --        --                 --         --            146
  Amortization of
   deferred compensation ......           --        --                 --         --             --
  Accumulated other
   comprehensive (loss) .......           --        --                 --         --             --
  Net income ..................           --        --                 --         --             --
                                  ----------       ---       ------------       ----       --------
Balance at December 31, 1999 ..           --       $--         22,008,809       $ 22       $ 36,828
                                  ==========       ===       ============       ====       ========

                                                               NOTES
                                                             RECEIVABLE
                                  ACCUMULATED                    FOR        RETAINED
                                     OTHER                    EMPLOYEE      EARNINGS           TOTAL           COMPREHENSIVE
                                COMPREHENSIVE   DEFERRED        STOCK     (ACCUMULATED      STOCKHOLDERS'         INCOME
                                    (LOSS)    COMPENSATION    PURCHASES      DEFICIT)          EQUITY             (LOSS)
                                ------------- ------------   ----------   ------------      -------------      -------------
Balance at January 1, 1997 ......     --            --         $ (45)        $(2,111)           2,909                  --
  Sale of common stock ..........     --            --          (154)             --               56                  --
  Unearned compensation
   related to stock
   options ......................     --          (235)           --              --               --                  --
  Net income and
   comprehensive income .........     --            --            --           1,924            1,924                1,924
                                    ----         -----         -----         -------         --------             --------
Balance at December 31, 1997 ....     --          (235)         (199)           (187)           4,889               $1,924
  Repurchase of common
   stock ........................     --            --            --              --              (10)                  --
  Unearned compensation
   related to stock
   options ......................     --          (127)           --              --               --                   --
  Amortization of
   unearned compensation ........     --            79            --              --               79                   --
  Payments of stockholder
   notes receivable .............     --            --            36              --               36                   --
  Net income and
   comprehensive income .........     --            --            --           2,766            2,766                2,766
                                    ----         -----         -----         -------         --------             --------
Balance at December 31, 1998 ....     --          (283)         (163)          2,579            7,760               $2,766
  Issuance of common
   stock, net of issuance
   costs ........................     --            --            --              --           31,001                   --
  Conversion of
   redeemable convertible
   preferred stock to
   common stock .................     --            --            --              --               --                   --
  Issuance of Stock
   pursuant to exercise
   of stock options .............     --            --            --              --              106                   --
  Payments on stockholder
   notes receivable .............     --            --           163              --              163                   --
   Repurchase of common
   stock ........................     --            --            --              --              (30)                  --
  Compensation related to
   stock options issued
   to non-employees .............     --            --            --              --              146                   --
  Amortization of
   deferred compensation ........     --            91            --              --               91                   --
  Accumulated other
   comprehensive (loss) .........    (66)           --            --              --              (66)                 (66)
  Net income ....................     --            --            --           7,231            7,231                7,231
                                    ----         -----         -----         -------         --------             --------
Balance at December 31, 1999 ....   $(66)        $(192)        $  --         $ 9,810         $ 46,402              $ 7,297
                                    ====         =====         =====         =======         ========             ========

See accompanying notes to consolidated financial statements.

                              PLX TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                              YEARS ENDED DECEMBER 31,
                                                       ------------------------------------
                                                         1999           1998          1997
                                                       --------       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .........................................   $  7,231       $ 2,766       $ 1,924
Adjustments required to reconcile net income to
   cash flows provided by operating activities:
  Depreciation .....................................        933           737           455
  Amortization of unearned compensation ............         91            79            --
  Compensation related to stock options issued to
     non-employees .................................        146            --            --
  Equity in net loss of unconsolidated investee ....        340            --            --
  Changes in operating assets and liabilities:
    Accounts receivable ............................     (3,366)          486          (805)
    Inventories ....................................     (1,160)         (131)         (700)
    Deferred tax assets ............................       (644)         (544)         (191)
    Other current assets ...........................       (115)         (281)            7
    Other Assets ...................................        (30)            6          (118)
    Accounts payable ...............................        224          (238)        1,244
    Accrued compensation and benefits ..............        328           335           275
    Deferred revenues ..............................        409           300           239
    Income tax payable .............................        405           331           111
    Accrued commissions ............................        220           (78)           94
    Other accrued expenses .........................         61           232            17
                                                       --------       -------       -------
Net cash provided by operating activities ..........      5,073         4,000         2,552

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of short-term investments ...............    (20,087)           --            --
  Purchase of long-term investments ................    (11,252)           --            --
  Purchase of property and equipment ...............       (955)       (1,089)         (984)
  Investment in unconsolidated investee ............     (1,021)            --            --
                                                       --------       -------       -------
Net cash used in investing activities ..............    (33,315)       (1,089)         (984)
                                                       --------       -------       -------
CASH FLOWS PROVIDED BY (USED IN) FINANCING
        ACTIVITIES:
  Proceeds from sales of common stock ..............     31,107            --            56
  Repurchases of common stock ......................        (30)          (10)           --
  Repayments of stockholder notes receivable .......        163            36            --
                                                       --------       -------       -------
Net cash provided by financing activities ..........     31,240            26            56
Increase in cash and cash equivalents ..............      2,998         2,937         1,624
Cash and cash equivalents at beginning of year .....      5,638         2,701         1,077
                                                       --------       -------       -------
Cash and cash equivalents at end of year ...........   $  8,636       $ 5,638       $ 2,701
                                                       ========       =======       =======

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Common stock issued for notes receivable .........   $     --       $    --       $   154

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes .......................   $  3,785       $   905       $   190

See accompanying notes to consolidated financial statements.

                              PLX TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

        PLX Technology, Inc. (the Company) develops and markets I/O interconnectivity solutions that speed the transfer of data in high-performance embedded systems. The Company's principal products are high performance semiconductor devices, as well as related software development kits and hardware design kits. Semiconductor devices account for a substantial majority of the Company's net revenues.


BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany transactions and balances have been eliminated.


CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). Under FAS 115, management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1999 and 1998, all debt securities were designated as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization, as well as any interest earned on the securities, is included in interest income and other, net. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and other, net. The cost of securities sold is based on the specific identification method.

        The Company invests its excess cash in high quality, short-term and long-term debt and equity instruments. The following is a summary of the Company's investments by major security type at December 31, 1999 (in thousands):

                                                            GROSS            GROSS
                                            AMORTIZED     UNREALIZED      UNREALIZED
                                               COST         GAINS            LOSSES         FAIR VALUE
                                            ---------     ----------      ----------        ----------
Operating Cash                               $   274          --                --           $   274
Money market mutual funds                      1,070          --                --              1,070
Certificates of Deposit                        1,499           1                --             1,500
Commercial Paper                              14,765          --                (6)           14,759
Municipal Bonds                               18,865           2               (53)           18,814
Corporate Debt Securities                      1,502          --                (2)            1,500
U.S. Government & agency securities            2,000          --                (8)            1,992
                                             -------          --              ----           -------
                                             $39,975          $3              ($69)          $39,909
                                             =======          ==              ====           =======

        At December 31, 1999 the fair value of long-term debt maturities due within three years was approximately $11.2 million.

INVENTORIES

        Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories were as follows:

                                               DECEMBER 31,
                                         -----------------------
                                          1999            1998
                                         -------         -------
                                             (IN THOUSANDS)
      Work in Process...........         $   193         $    35
      Finished goods............           2,311           1,309
                                         -------         -------
          Total.................         $ 2,504         $ 1,344
                                         =======         =======


PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the leases.

        The recoverability of the carrying amount of property and equipment is assessed based on estimated future undiscounted cash flows and if impairment exists a charge to operations is measured as the excess of the carrying amount over the fair value of the assets. Based upon this method of assessing recoverability, no asset impairment occurred in any of the years presented.

        Property and equipment are as follows:

                                               DECEMBER 31,
                                         -----------------------
                                          1999             1998
                                         -------         -------
                                              (IN THOUSANDS)
      Equipment and furniture.....       $ 2,471         $ 1,872
      Purchased software..........         1,521           1,165
                                         -------         -------
                                           3,992           3,037
      Accumulated depreciation....        (2,455)         (1,522)
                                         -------         -------
      Net property and equipment..       $ 1,537         $ 1,515
                                         =======         =======


STOCK-BASED COMPENSATION

        The Company accounts for its stock option and stock grant plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), and has elected to follow the disclosure-only alternative permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123).


REVENUE RECOGNITION

        Sales to original equipment manufacturers are generally recognized at the time of title passage. Recognition of sales to distributors, including international distributors, is deferred until the product is resold by the distributors to end users. Net revenues from the sale of software development kits is insignificant for all years presented.


ADVERTISING

        The Company accounts for advertising costs as expenses in the period in which they are incurred. Advertising expenses for 1999, 1998, and 1997 were $77,000, $70,000, and $29,000, respectively.

SOFTWARE DEVELOPMENT COSTS

        In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," the Company capitalizes eligible computer software costs upon achievement of technological feasibility subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. The period between the achievement of technological feasibility and release of the Company's software products has been of short duration. As of December 31, 1999, such costs were insignificant. Accordingly, the Company has charged all such costs to research and development expenses in the accompanying consolidated statements of operations.


USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.


ACCUMULATED OTHER COMPREHENSIVE LOSS

        The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets is comprised entirely of unrealized losses on investments.


RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133, as amended by FAS 137, is effective for fiscal years beginning after June 15, 2000 and the Company believes that the adoption of FAS 133 will not have a significant impact on the Company's operating results or cash flows.

2.      NET INCOME PER SHARE

        Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of outstanding shares of common stock plus dilutive common stock equivalents.

        A reconciliation of shares used in the calculation of historical basic and diluted net income per share is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                --------------------------------------
                                                  1999           1998           1997
                                                --------       --------       --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income...................................   $  7,231       $  2,766       $  1,924
                                                ========       ========       ========
Weighted average shares of common stock
    outstanding .............................     17,548          4,657          4,019
Less weighted average shares of common
    stock subject to repurchase .............       (541)        (1,056)          (726)
                                                --------       --------       --------
Shares used in computing basic net income
    per share ...............................     17,007          3,601          3,293
                                                --------       --------       --------

Net income per share -- Basic ...............   $   0.43       $   0.77       $   0.58
                                                ========       ========       ========
Shares used in computing basic net income
    per share ...............................     17,007          3,601          3,293
Effective of dilutive securities:
    Stock options............................        763              9             --
    Unvested restricted stock ...............        541          1,056            726
    Redeemable convertible preferred stock ..      3,538         13,739         13,379
                                                --------       --------       --------
Shares used in computing diluted net
    income per share (denominator)...........     21,849         18,405         17,758
                                                --------       --------       --------
Historical net income per share -- diluted ..   $   0.33       $   0.15       $   0.11
                                                ========       ========       ========


3.      CONCENTRATIONS OF CREDIT, CUSTOMER AND SUPPLIER RISK

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company generally invests its excess money in money market funds, commercial paper of corporations with high credit ratings, and treasury bills. The Company has not experienced any significant losses on its cash equivalents or short and long-term investments. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. A relatively small number of customers and resellers account for a significant percentage of the Company's revenues. The Company expects that the sale of its products to a limited number of customers and resellers may continue to account for a high percentage of revenues for the foreseeable future. The Company analyzes the need for reserves for potential credit losses and records reserves when necessary.

        Currently, the Company relies on single source suppliers of materials for the significant majority of its product inventory. As a result, should the Company's current suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results may be adversely impacted.


4.      REDEEMABLE CONVERTIBLE PREFERRED STOCK

        In April 1999, the Company completed its initial public offering of 3,795,000 shares of the Company's common stock at a public offering price of $9.00 per share, which generated approximately $31 million in net proceeds to the Company.

        In connection with the Company's initial public offering, 4,579,636 outstanding shares of redeemable convertible preferred stock were converted into 13,738,908 shares of common stock.


5.      COMMON STOCK

        At December 31, 1999, 2,477,050 shares of the Company's common stock were reserved for future issuance.

        On May 7, 1986 the Board of Directors of the Company approved a form of Restricted Stock Purchase Agreement to be used to sell restricted shares of the Company's common stock (the "Restricted Stock") to its employees, officers and consultants. There was no formal, written plan. From time to time, the Board of Directors reserved shares of its common stock for grant under the program. At December 31, 1999, a total of 4,227,374 shares of Restricted Stock were issued and outstanding pursuant to the program. The shares were issued at fair market value as determined by the Board of Directors. The repurchase price of the restricted shares is the original sales price. The shares are subject to a repurchase option in favor of the Company (the "Repurchase Option") that expires over a period of four years from the date of issuance. Under the program's standard vesting schedule, the number of shares subject to the Repurchase Option is reduced as follows: (i) on the first anniversary of the date of issuance, the number of shares subject to the Repurchase Option is reduced by 25%; and (ii) each month thereafter, the number of shares subject to the Repurchase Option is reduced by 2.083% of the total Restricted Stock issued. As consideration for the issuance of such Restricted Stock, each of the officers has paid 20% of the aggregate purchase price of the

Restricted Stock issued to him in cash and executed a promissory note (each, a "Note") for the remaining 80% of the aggregate purchase price. The Notes accrued interest at a rate of 6% per annum and became due and payable upon the effectiveness of the Company's registration statement pursuant to which the subject securities may be offered and sold by such officers. The notes were full recourse. All outstanding notes were repaid during 1999. The program was terminated upon adoption of our 1998 Incentive Stock Plan on January 15, 1998. As of December 31, 1999 there were 977,925 shares subject to repurchase.

        The Company's 1998 Stock Incentive Plan (the "1998 Plan") was approved by the Board of Directors on January 15, 1998. The 1998 Plan provides for the grant of both incentive and nonqualified stock options. A total of 1,500,000 shares of common stock have been reserved for issuance under the 1998 plan. The Company's 1999 Stock Incentive Plan (the "1999 Plan") was approved by the Board of Directors on January 25, 1999. The 1999 Plan provides for the grant of both incentive and nonqualified stock options. A total of 1,000,000 shares of common stock have been reserved for issuance under the 1999 Plan. The maximum term of any stock option granted under the 1998 and 1999 Plans is ten years, except that with respect to incentive stock options granted to a person possessing more than 10% of the combined voting power of the Company (a 10% stockholder), the term of such stock options shall be for no more than five years. The exercise price of incentive stock options granted under the 1998 and 1999 Plan must be at least 100% of the fair market value of the common stock on the grant date except that the exercise price of incentive stock options granted to a 10% stockholder must be at least 110% of such fair market value on the date of grant. The options generally vest over a period of three to four years.

        Activity under the 1998 and 1999 Plans is summarized as follows:

                                                               OPTIONS OUTSTANDING
                                                    ------------------------------------------
                                                                                      WEIGHTED
                                     OPTIONS                          AGGREGATE       AGGREGATE
                                    AVAILABLE       NUMBER OF         EXERCISE        EXERCISE
                                    FOR GRANT        OPTIONS            PRICE           PRICE
                                    ---------       ---------         ----------       ------
Balance at January 1, 1998 .......        --               --       $         --       $   --
   Options authorized ............   800,000               --                 --       $   --
   Options granted ...............  (660,250)         660,250          3,246,250       $ 4.92
   Options canceled ..............    15,000          (15,000)           (75,000)      $ 5.00
                                     -------        ---------         ----------
Balance at December 31, 1998......   154,750          645,250       $  3,171,205       $ 4.91
   Options authorized ............ 1,700,000               --
   Options granted ...............  (964,000)         964,000         10,966,138       $11.38

   Options exercised .............        --          (22,950)          (105,750)      $ 4.61
   Options cancelled .............    88,542          (88,542)          (691,023)      $ 7.80
                                     -------        ---------         ----------
Balance at December 31, 1999 .....   979,292        1,497,758         13,340,615       $ 8.91
                                     =======        =========         ==========

        The following table summarizes the information about options outstanding at December 31, 1999:

                                   OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                       -----------------------------     -------------------------------------
                                           WEIGHTED      WEIGHTED                      WEIGHTED
                                           AVERAGE       AVERAGE                       AVERAGE
  RANGE OF EXERCISE      NUMBER           REMAINING      EXERCISE       NUMBER         EXERCISE
        PRICE         OUTSTANDING     CONTRACTUAL LIFE     PRICE     EXERCISABLE        PRICE
-------------------   -----------     ----------------   --------    -----------       --------
$3.00..............       23,000          8.05 years       $ 3.00        23,000         $ 3.00
$5.00..............      559,258          8.37 years       $ 5.00       559,258         $ 5.00
$8.00..............       35,000          9.25 years       $ 8.00        35,000         $ 8.00
$9.00..............      645,050          9.26 years       $ 9.00       645,050         $ 9.00
$15.13 - $27.44....      235,450          9.81 years       $18.65       235,450         $18.65
                       ---------                                      ---------
Total..............    1,497,758          8.99 years       $ 8.91     1,497,758         $ 8.91
                       =========                                      =========

        As of December 31, 1999 and 1998, there were 316,310 and 60,134 stock options vested at a weighted average exercise price of $5.34 per share and $4.94 per share.

        The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock grants since the alternative fair market value accounting provided for under FAS 123 requires use of grant valuation models that were not developed for use in valuing stock grants. Under APB Opinion No. 25, as the exercise price of the Company's stock grants and options equals the deemed fair value of the underlying stock on the date of grant, no compensation expenses are recognized.

        During the years ended December 31, 1998 and 1997, the Company recorded aggregate deferred compensation of $361,000, representing the difference between the grant price and the deemed fair value of the Company's common stock options granted during these periods. The amortization of deferred compensation is charged to operations and is amortized over the vesting period of the options, which is typically four years. For the years ended December 31, 1999, 1998, and 1997, amortization expenses was $91,000, $79,000 and none, respectively.

        Pro forma information regarding net income is required by FAS 123, which also requires that the information be determined as if the Company has accounted for grants subsequent to December 31, 1994 under a method specified by FAS 123. The fair value of grants of Restricted Stock in 1997 and of options granted in 1998 were estimated at the date of grant using the minimum value method. Options granted in 1999 were estimated using the Black-Scholes valuation module. The following weighted average assumptions were used for 1999, 1998, and 1997:

                                                   YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                            1999          1998            1997
                                            ----          -----           -----
Volatility................................  0.59            --             --
Expected life of options (in years).......  4.00          4.00            3.86
Dividend yield............................  0.00%         0.00%           0.00%
Risk-free interest rate...................  5.26%         4.95%           6.14%


        If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, then the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    YEARS ENDED DECEMBER 31,
                                             ------------------------------------
                                              1999           1998           1997
                                             ------         ------         ------
                                                (IN THOUSANDS, EXCEPT SHARE AND
                                                        PER SHARE DATA)
Net income as reported....................   $7,231         $2,766         $1,924
Pro forma net income......................    6,187         $2,642         $1,917
Net income per share as reported
    Basic.................................   $ 0.43         $ 0.77         $ 0.58
    Diluted...............................   $ 0.33         $ 0.15         $ 0.11
Pro forma net income per share
    Basic.................................   $ 0.36         $ 0.74         $ 0.58
    Diluted...............................   $ 0.28         $ 0.14         $ 0.11

        The weighted average grant date fair value for the Restricted Stock grants during 1997 was $0.04. The weighted average grant date fair value of options granted during 1999 and 1998 was $5.76 and $0.86, respectively.

        For purposes of pro forma disclosures, the value of the stock grants and stock options is deemed amortized over the grant vesting period. Because FAS 123 is applicable only to stock grants subsequent to December 31, 1994, the pro forma effect will not be fully reflected until 2000.

6.      RETIREMENT SAVINGS PLAN

        The Company has a retirement savings plan, commonly known as a 401(k) plan, that allows all full-time employees to contribute from 1% to 15% of their pretax salary, subject to IRS limits. Beginning in 1996, the Company made a matching contribution calculated at 50 cents on each dollar of the first 6% of participant contributions. The Company's contributions to the 401(k) plan were $187,000, $124,000, and $50,000 for 1999, 1998, and 1997, respectively. There are nine investment funds in which each employee may invest contributions in whole percentage increments.

7.      INCOME TAXES

        The provision for income taxes consists of the following:

                                              YEARS ENDED DECEMBER 31,
                                    -------------------------------------------
                                      1999               1998             1997
                                    -------            -------            -----
                                                    (IN THOUSANDS)
Federal:
   Current .................        $ 3,806            $ 1,235            $ 291
   Deferred ................           (487)              (544)            (191)
                                    -------            -------            -----
                                      3,319                691              100
State:
   Current .................            734                  1               11
   Deferred ................           (157)                --               --
                                    -------            -------            -----
                                        577                  1               11
        Total ..............        $ 3,896            $   692            $ 111
                                    =======            =======            =====

        The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal income tax rate as follows:

                                                    YEARS ENDED DECEMBER 31,
                                             -------------------------------------
                                               1999            1998          1997
                                             -------         -------         -----
                                                         (IN THOUSANDS)
Tax at the U.S. statutory rate .........     $ 4,013         $ 1,210         $ 712
State taxes ............................         375              --            --
Benefit of net operating losses ........          --              --          (502)
Impact of temporary differences ........          --              --           234
Research and development credits .......        (266)           (226)         (215)
Adjustment of the valuation allowance ..          --            (337)         (191)
Other ..................................        (226)             45            73
                                             -------         -------         -----
                                             $ 3,896         $   692         $ 111
                                             =======         =======         =====

        Significant components of the Company's deferred tax assets are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                                 ------------------------
                                                                    1999           1998
                                                                  -------         -----
                                                                      (IN THOUSANDS)
Deferred tax assets:
  Reserves and accruals not currently deductible...........       $   991         $ 683
  Other individually immaterial items......................           388            52
                                                                  -------         -----
Total deferred tax assets..................................       $ 1,379         $ 735
                                                                  =======         =====

        The valuation allowance decreased by $407,000 and $639,000 in 1998 and 1997, respectively.

8.      LEASE COMMITMENTS

        The Company leases its facilities under noncancelable lease agreements, and rental expenses for all leases aggregated approximately $664,000, $641,000, and $264,000 for the years ended December 31, 1999, 1998, and 1997, respectively. Future minimum lease payments at December 31, 1999 are as follows:

                                                                         (IN  THOUSANDS)
2000..................................................................      $   728
2001..................................................................          448
2002..................................................................          466
2003..................................................................          483
2004..................................................................          458
                                                                            -------
Total  minimum lease payments.........................................      $ 2,583
                                                                            =======


9.      SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

        The Company has one operating segment, the sale of semiconductor devices. The President has been identified as the Chief Operating Decision Maker
(CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components of the Company's business.

        Revenues by geographic region were as follows:

                                               YEARS ENDED DECEMBER 31,
                                     -------------------------------------------
                                       1999              1998              1997
                                     -------           -------           -------
                                                   (IN THOUSANDS)
Revenues:
   United States ............        $26,527           $17,379           $13,630
   Europe ...................          9,621             6,283             2,963
   Asia .....................          4,551             2,614               941
                                     -------           -------           -------
Total .......................        $40,699           $26,276           $17,534
                                     =======           =======           =======

        For the year ended December 31, 1999, two customers accounted for 10% or more of net revenues. Unique Technologies, our U.S distributor, and A2M, a European distributor, accounted for 25% and 10% of net revenues, respectively. For the year ended December 31, 1998, Unique Technologies and A2M accounted for 22% and 11% of revenues, respectively. No other customers accounted for more than 10% of net revenues in 1998. For the year ended December 31, 1997, no customer accounted for more than 10% of net revenues.

10.     RELATED PARTY TRANSACTIONS

        The Company and a customer are related parties because the chairman of the Company's Board of Directors also serves on the customer's Board of Directors. For the years ended December 31, 1999, 1998, and 1997, net revenues, which were transacted at arms' length prices, to the customer were approximately $896,000, $330,000, and $765,000, respectively.

        In June 1997, the Company purchased 892,857 shares of preferred stock of Sebring Systems, Inc. for $100,000. The Company expensed this $100,000 in 1997 due to Sebring spending this amount on research and development. This amount is included in research and development expenses in the 1997 consolidated statement of operations. The chairman of the Company's Board of Directors is on the board of Sebring Systems.

        In November 1999, the Company purchased 33,048,731 shares of preferred stock of Sebring Systems, Inc. for approximately $1.0 million. The Company expensed approximately $340,000 in 1999 due to Sebring spending this amount on research and development. This loss from investee is included in the 1999 consolidated statement of operations. The chairman of the Company's Board of Directors is on the board of Sebring Systems.

11.     QUARTERLY SUMMARIES

        (In thousands, except per share amounts, unaudited)

                                                      Three Months Ended
                                       --------------------------------------------------
                                       Mar 31,       Jun 30,       Sep 30,        Dec 31,
                                        1999          1999          1999           1999
                                       ------        ------        -------        -------
Net sales ........................     $8,908        $9,413        $10,597        $11,781
Gross profit .....................      5,656         6,191          7,591          8,393
Net income .......................      1,085         1,582          2,128          2,436
Net income per diluted share .....     $ 0.06        $ 0.07        $  0.09        $  0.11

                                                      Three Months Ended
                                       --------------------------------------------------
                                       Mar 31,       Jun 30,       Sep 30,        Dec 31,
                                        1998          1998          1998           1998
                                       ------        ------        -------        -------

Net sales ........................     $5,413        $5,626        $ 7,385        $ 7,852
Gross profit .....................      3,405         3,518          4,763          4,919
Net income .......................        138           291          1,252          1,085
Net income per diluted share .....     $ 0.01        $ 0.02        $  0.07        $  0.06



                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)



                                                     ADDITIONS
                                     BALANCE AT     CHARGED TO        DEDUCTIONS     BALANCE AT
                                      BEGINNING      COSTS AND     AMOUNTS WRITTEN     END OF
                                      OF PERIOD      EXPENSES       OFF/RECOVERED      PERIOD
Year ended December 31, 1999
  Allowance for doubtful accounts...     $173           $ 70             $(3)            $240

Year ended December 31, 1998
  Allowance for doubtful accounts...     $158           $ --             $15             $173

Year ended December 31, 1997
  Allowance for doubtful accounts...     $28            $137             $(7)            $158

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



March 29, 2000                          PLX Technology, Inc.


                                        by: /s/ Michael J. Salameh
                                        ----------------------------------------
                                        Name:  Michael J. Salameh
                                        Title: President

                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Salameh and Scott M. Gibson, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

          Name and Signature                        Title(s)                       Date
          ------------------                        --------                       ----
     /s/ Michael J. Salameh
------------------------------------    President and Director                March 29, 2000
         Michael J. Salameh             (Principal Executive Officer)

       /s/ Scott M. Gibson
------------------------------------    Vice President, Chief Financial       March 29, 2000
           Scott M. Gibson              Officer
                                        (Principal Financial Officer)
        /s/ D. James Guzy
------------------------------------    Director and Chairman of the          March 29, 2000
            D. James Guzy               Board of Directors


------------------------------------                Director
            Eugene Flath

       /s/ Timothy Draper
------------------------------------                Director                  March 29, 2000
           Timothy Draper

        /s/ Young K. Sohn
------------------------------------                Director                  March 29, 2000
            Young K. Sohn


------------------------------------                Director
            John H. Hart

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1*        Amended and Restated Certificate of Incorporation of the
             Registrant.

 3.2*        Registrant's Amended and Restated Bylaws.

 4.1         Reference is made to Exhibit 3.1.

10.1* Form of Indemnification Agreement between PLX and each of its Officers and Directors.

10.2*+       1998 Stock Incentive Plan.

10.3*+       1999 Stock Incentive Plan.

10.4*        Lease Agreement dated December 20, 1995 by and between Aetna Life
             Insurance Company as Landlord and PLX as Tenant.

10.5*        Lease Agreement dated October 17, 1997 between The Arrillaga
             Foundation and The Perry Foundation as Landlords and PLX as Tenant, as amended.

10.6*+ Form of Restricted Stock Purchase Agreement used in connection with the 1986 Restricted Stock Purchase Program.

10.7*+       Form of Pledge Agreement used in connection with the 1986
             Restricted Stock Purchase Program.

10.8*+       Form of Promissory Note used in connection with the 1986 Restricted
             Stock Purchase Program.

10.9*        PLX Technology, Inc. Stock Restriction, Information Rights and
             Registration Rights Agreement dated April 19, 1989.

10.10*       PLX Technology, Inc. Stock Restriction, Information Rights and
             Registration Rights Agreement dated July 3, 1991.

23.1         Consent of Ernst & Young LLP, Independent Auditors

27.1         Financial Data Schedule.

--------------------
* Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-71795).

+   Management contract or compensatory plan or arrangement.