Form 10-Q
period 2000-03-31
PLX TECHNOLOGY INC
filed 2000-05-15
CIK 850579

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000.

        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to              .
                                       ------------    ------------

        Commission File Number 0-25699



                     P L X   T E C H N O L O G Y,   I N C.
             (Exact name of Registrant as specified in its charter)



             Delaware                                94-3008334
 (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)


                     390 Potrero Avenue, Sunnyvale, CA 94086
               (Address of Principal Executive Offices) (Zip Code)


       Registrant's Telephone Number, Including Area Code: (408) 774-9060



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of April 28, 2000, there were 22,097,276 shares of common stock, par value $0.001 per share, outstanding.


This Report on Form 10-Q includes 19 pages with the Index to Exhibits located on page 20.

                              PLX TECHNOLOGY, INC.
                                    INDEX TO
                               REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 2000


                                                                                        Page
                                                                                        ----
                          PART I. FINANCIAL INFORMATION

   ITEM 1.          Financial Statements (Unaudited):

                      Condensed Consolidated Balance Sheets at March 31, 2000 and
                        December 31, 1999.........................................        3

                      Condensed Consolidated Statements of Income for the three
                        months ended March 31, 2000 and 1999......................        4

                      Condensed Consolidated Statements of Cash Flows for the
                        three months ended March 31, 2000 and 1999................        5

                      Notes to Condensed Consolidated Financial Statements........        6


   ITEM 2.          Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...................................        9


   ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk....       19


                           PART II. OTHER INFORMATION

   ITEM 2.          Changes in Securities and Use of Proceeds.....................       20

   ITEM 6.          Exhibits and Reports on Form 8-K..............................       20

                    Signature.....................................................       21

                                 PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                              PLX TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                MARCH 31,        DECEMBER 31,
                                                  2000             1999(1)
                                                --------         ------------
                                               (UNAUDITED)
ASSETS

Current Assets
     Cash and cash equivalents                  $ 20,612          $  8,636
     Short term investments                       14,246            20,075
     Accounts receivable, net                      6,616             5,439
     Inventories                                   2,263             2,504
     Deferred tax assets                           1,379             1,379
     Other current assets                            870               447
                                                --------          --------

Total current assets                              45,986            38,480

Property and equipment, net                        1,430             1,537
Other assets                                         992               840
Long term investments                             11,457            11,198
                                                --------          --------

Total assets                                    $ 59,865          $ 52,055
                                                ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                           $  2,828          $  1,825
     Accrued compensation and benefits             1,527             1,052
     Income tax payable                            2,124               847
     Deferred revenues                             1,433             1,001
     Accrued commissions                             557               320
     Other accrued expenses                          859               608
                                                --------          --------

Total current liabilities                          9,328             5,653

STOCKHOLDERS' EQUITY

     Common stock, par value                          22                22
     Additional paid in capital                   37,563            36,828
     Deferred compensation                          (170)             (192)
     Accumulated other comprehensive loss            (63)              (66)
     Retained earnings                            13,185             9,810
                                                --------          --------

Total stockholders' equity                        50,537            46,402
                                                --------          --------

Total liabilities and stockholders' equity      $ 59,865          $ 52,055
                                                ========          ========


-----------------

(1) The balance sheet at December 31, 1999 has been derived from the audited financial statements as of that date.

See notes to condensed consolidated financial statements.

                              PLX TECHNOLOGY, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      --------------------
                                                         2000         1999
                                                      -------      -------

Net revenues                                          $14,542      $ 8,908
Cost of revenues                                        4,420        3,252
                                                      -------      -------

Gross Margin                                           10,122        5,656
Operating expenses:
     Research and development                           2,020        1,732
     Selling, general and administrative                3,400        2,291
                                                      -------      -------
Total operating expenses                                5,420        4,023
                                                      -------      -------

Income from operations                                  4,702        1,633
Interest income and other, net                            489           43
                                                      -------      -------

Income before income taxes                              5,191        1,676
Provision for income taxes                              1,816          591
                                                      -------      -------

Net income                                            $ 3,375      $ 1,085
                                                      =======      =======

Basic net income per share                            $  0.16      $  0.28
                                                      =======      =======
Shares used to compute basic per share amounts         21,696        3,897
                                                      =======      =======
Diluted net income per share                          $  0.15      $  0.06
                                                      =======      =======
Shares used to compute diluted per share amounts       22,981       18,580
                                                      =======      =======


See notes to condensed consolidated financial statements

                              PLX TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                           2000           1999
                                                         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                               $  3,375       $  1,085
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                             244            225
     Compensation expense recognized                            -            144
     Amortization of deferred compensation                     22             22
     Changes in operating assets and liabilities:
         Accounts receivable                               (1,177)        (2,531)
         Inventories                                          241           (431)
         Other current assets                                (423)          (147)
         Other assets                                        (152)           (26)
         Accounts payable                                   1,003            552
         Accrued compensation and benefits                    475            112
         Income tax payable                                 1,277            506
         Deferred revenues                                    432            210
         Accrued commissions                                  237             76
         Other accrued expenses                               251             63
                                                         --------       --------
Net cash provided by (used in) operating activities         5,805           (140)
                                                         --------       --------

INVESTING ACTIVITIES


Purchases of short term investments                       (10,922)             -
Sales of short term investments                             3,250              -
Maturities of short term investments                       13,500              -
Purchases of long term investments                         (1,260)             -
Sales of long term investments                              1,005              -
Purchases of property and equipment                          (137)          (275)
                                                         --------       --------
Net cash provided by (used in) investing activities         5,436           (275)

FINANCING ACTIVITIES


Proceeds from sale of common stock                            735              -
Repayment of stockholder notes receivable                       -              1
                                                         --------       --------
Net cash provided by financing activities                     735              1
                                                         --------       --------

Increase (decrease) in cash and cash equivalents           11,976           (414)
Cash and cash equivalents at beginning of year              8,636          5,638
                                                         --------       --------
Cash and cash equivalents at end of period               $ 20,612       $  5,224
                                                         ========       ========


See notes to condensed consolidated financial statements.

                              PLX TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiary (collectively, "PLX" or the "Company") as of March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

        This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

        USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

        ACCUMULATED OTHER COMPREHENSIVE LOSS

        The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive net income for the three months ended March 31, 2000 and March 31, 1999 was as follows:


        The following are the components of comprehensive income:

                                          THREE MONTHS ENDED
                                              MARCH 31,
                                          ------------------
                                           2000        1999
                                          ------      ------
                                            (IN THOUSANDS)

Net income                                $3,375      $1,085
Accumulated other comprehensive gain           3           -
                                          ------      ------
Comprehensive income                      $3,378      $1,085
                                          ======      ======


        Accumulated comprehensive income on the accompanying Consolidated Balance Sheets is comprised entirely of unrealized losses on investments.

        RECENT ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "SAB 101", "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure in the financial statements files with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company's revenue recognition policy is in compliance with the provisions of SAB 101 and the impact of SAB 101 will have no material affect on its financial position or results of operations.

2.      INVESTMENTS IN DEBT AND EQUITY SECURITIES

        The Company invests its excess cash in high quality, short-term and long-term debt and equity instruments. The following is a summary of the Company's investments by major security type at amortized cost which approximates fair value:


                                                   MARCH 31,   DECEMBER 31,
                                                     2000         1999
                                                   ---------   ------------
                                                        (IN THOUSANDS)
Operating cash                                     $ 2,279      $   274
Money market                                         5,950        1,070
Certificates of deposit                              1,500        1,500
Commercial paper                                     9,814       14,759
Municipal bonds                                     23,288       18,814
Corporate debt securities                            1,496        1,500
U.S government and agency securities                 1,988        1,992
                                                   -------      -------
                                                   $46,315      $39,909
                                                   =======      =======

Amounts included in cash and cash equivalents      $20,612      $ 8,636
Amounts included in short-term investments          14,246       20,075
Amounts included in long-term investments           11,457       11,198
                                                   -------      -------
                                                   $46,315      $39,909
                                                   =======      =======


        The Company classifies all securities as either cash and cash equivalents or available for sale.

3.      INVENTORIES

        Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories were as follows:

                                         MARCH 31,     DECEMBER 31,
                                        --------------------------
                                           2000            1999
                                        ---------        ---------
                                              (IN THOUSANDS)
      Work in Process ........          $   75          $  193

      Finished goods .........           2,188           2,311
                                        ------          ------
          Total ..............          $2,263          $2,504
                                        ======          ======

4.      NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per share:

                                                             THREE MONTHS ENDED MARCH 31,
                                                            -----------------------------
                                                              2000                 1999
                                                            --------             --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income .....................................            $  3,375             $  1,085
                                                            ========             ========
Weighted average shares of common stock
    outstanding ................................              21,986                4,602
Less weighted average shares of common
    stock subject to repurchase ................                (290)                (705)
                                                            --------             --------
Shares used in computing basic net income
    per share ..................................              21,696                3,897
                                                            --------             --------
Net income per share -- Basic ..................            $   0.16             $   0.28
                                                            ========             ========
Shares used in computing basic net income
    per share ..................................              21,696                3,897
Effective of dilutive securities:
    Employee stock options .....................                 995                  239
    Unvested restricted stock ..................                 290                  705
    Redeemable convertible preferred stock .....                  --               13,739
                                                            --------             --------
Shares used in computing diluted net
    income per share (denominator) .............              22,981               18,580
                                                            --------             --------
Historical net income per share -- diluted .....            $   0.15             $   0.06
                                                            ========             ========


5.      SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

        The Company has one operating segment, the sale of semiconductor devices. The President has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components of the Company's business.

        Revenues by geographic region were as follows:


                            THREE MONTHS ENDED MARCH 31,
                            ---------------------------
                              2000               1999
                            -------            -------
                                  (IN THOUSANDS)
Revenues:
   North America            $ 9,318            $ 6,379
   Europe                     3,151              1,881
   Asia                       2,073                648
                            -------            -------
Total                       $14,542            $ 8,908
                            =======            =======

6.      SUBSEQUENT EVENT

        On April 19, 2000 we announced a definitive agreement to acquire privately held Sebring Networks, Inc. of Campbell, California. Under the terms of the agreement, which will be accounted for as a purchase transaction, approximately 1,149,000 shares of PLX common stock, with an aggregate value of approximately $30 million, will be exchanged for the remaining 84% of the outstanding shares of Sebring. Prior to the agreement, we owned approximately 16% of the outstanding shares of Sebring.

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

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                          -------------------------
                                            2000               1999
                                          ------             ------
Net revenues                               100.0%             100.0%
Cost of revenues                            30.4               36.5
                                          ------             ------
Gross margin                                69.6               63.5
Operating expenses:
  Research and development                  13.9               19.4
  Selling, general and administrative       23.4               25.7
                                          ------             ------

Total operating expenses                    37.3               45.1
                                          ------             ------
Income from operations                      32.3               18.4
Interest income and other, net               3.4                0.4
                                          ------             ------
Income before income taxes                  35.7               18.8
Provision for income taxes                  12.5                6.6
                                          ------             ------
Net income                                  23.2%              12.2%


NET REVENUES
Net revenues for the three months ended March 31, 2000 were $14.5 million, an increase of 63% from $8.9 million for the three months ended March 31, 1999. The increase was primarily due to higher unit shipments resulting from increased market acceptance of our products. For the three months ended March 31, 2000, net revenues derived from customers in the United States were 64%, with 26% of net revenues from sales to Unique Technologies, our U.S. distributor. For that period Cisco Systems accounted for 15% of net revenues. No other individual customer represented greater than 10% of net revenues.

GROSS PROFIT
Gross profit represents net revenues less the cost of revenues. Cost of revenues includes the cost of purchasing packaged semiconductor devices from our independent foundries, our operating costs associated with the procurement, storage, and shipment of products, as well as royalty expenses paid on some of our products. Gross profit for the three months ended March 31, 2000 was $10.1 million, an increase of 79% from $5.7 million for the three months ended March 31, 1999. Gross profit as a percentage of net revenues was 69.6% for the three months ended March 31, 2000, as compared to 63.5% for the three months ended March 31, 1999. The improvement in our gross profit was primarily due to higher unit shipments and lower product costs.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries are included in research and development expenses. Research and development expenses for the three months ended March 31, 2000 were $2.0 million, an increase of 17% from $1.7 million for the three months ended March 31, 1999. The increase was primarily due to increased headcount and higher costs to support our continuing efforts to develop new products. Research and development expenses as a percentage of net revenues were 13.9% for the three months ended March 31, 2000, as compared to 19.4% for the three months ended March 31, 1999. This percentage decrease was primarily due to higher net revenues. We expect that research and development expenses in absolute dollars will continue to increase in future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses consist primarily of employee related expenses, professional fees, trade show and other promotional expenses, and sales commissions to manufacturers' representatives. Selling, general and administrative expenses for the three months ended March 31, 2000 were $3.4 million, an increase of 48% from $2.3 million for the three months ended March 31, 1999. Selling, general and administrative expenses as a percentage of net revenues were 23.4% for the three months ended March 31, 2000, as compared to 25.7% for the three months ended March 31, 1999. The absolute dollar increase is related to increases in employee related expenses, professional fees, trade show and other promotional expenses, and sales commissions to manufacturer's representatives. The percentage decrease was primarily due to higher net revenues. We expect that selling, general and administrative expenses in absolute dollars will continue to increase in future periods.

DEFERRED COMPENSATION
We recorded deferred compensation in connection with the grant of stock options and restricted stock to our employees during 1997 and 1998. Amortization of deferred compensation was approximately $22,000 for each of the three months ended March 31, 2000 and March 31, 1999. The amount of deferred compensation is amortized ratably over the vesting period of the applicable stock grants. We expect the deferred compensation amortization to continue at approximately $20,000 per quarter through December 31, 2001.

INTEREST INCOME AND OTHER, NET
Interest income and other income, net reflects interest earned on average cash, cash equivalents, short-term and long-term investment balances. Interest income and other, net increased to $489,000 for the three months ended March 31, 2000 from $43,000 for the three months ended March 31, 1999. This increase was primarily due to interest earned on higher levels of short-term investments, long-term investments, and cash balances generated by our initial public offering in April 1999.

PROVISION FOR INCOME TAXES
Income tax expenses as a percentage of pretax income was 35% for each of the three months ended March 31, 2000 and March 31, 1999. Our effective tax rates in 2000 and in 1999 differ from the applicable statutory rate primarily due to state income taxes offset by the benefit of tax-exempt interest income and research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2000, we had $36.7 million in working capital and $34.9 million in cash, cash equivalents and short term investments. Our operating activities generated cash of $5.8 million for the three months ended March 31, 2000, and used cash of $140,000 for the three months ended March 31, 1999. The $5.8 million increase in cash provided by operations was primarily attributable to our net income and increases in income taxes payable and accounts payable partially offset by an increase in accounts receivable. The absolute increases in net income and accounts receivable were due to higher product shipments during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

Our investing activities provided cash of $5.4 million for the three months ended March 31, 2000 and used cash of $275,000 for the three months ended March 31, 1999. The $5.4 million increase in cash provided by investing activities was primarily attributable to the maturity and sale of short term investment securities partially offset by purchases of short term investment securities. Cash provided by financing activities was $735,000 for the three months ended March 31, 2000 and $1,000 for the three months ended March 31, 1999. Cash provided by financing activities for the three months ended March 31, 2000 is related to exercise of employee stock options.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including those set forth below.

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

A LARGE PORTION OF OUR REVENUES IS DERIVED FROM SALES TO THIRD-PARTY DISTRIBUTORS WHO MAY TERMINATE THEIR RELATIONSHIPS WITH US AT ANY TIME
We depend on distributors to sell a significant portion of our products. In the three months ended March 31, 2000 and in 1999, net revenues through distributors accounted for approximately 61% and 58%, respectively, of our net revenues. Some of our distributors also market and sell competing products.

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

BECAUSE WE SELL OUR PRODUCTS TO CUSTOMERS OUTSIDE OF NORTH AMERICA AND BECAUSE OUR PRODUCTS ARE INCORPORATED WITH PRODUCTS OF OTHERS THAT ARE SOLD OUTSIDE OF NORTH AMERICA WE FACE FOREIGN BUSINESS, POLITICAL AND ECONOMIC RISKS
Sales outside of North America accounted for 36% of our revenues for the three months ended March 31, 2000. In 1999, 1998, and 1997 sales outside of North America accounted for 35%, 34%, and 22% of our revenues, respectively. We anticipate that these sales may increase in future periods and may account for an increasing portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products, sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

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

OUR POTENTIAL FUTURE ACQUISITIONS MAY NOT BE SUCCESSFUL
There have been a significant number of mergers and acquisitions in the semiconductor industry in the past. As part of our business strategy, we expect to review additional acquisition prospects that would complement our existing product offerings, improve market coverage or enhance our technological capabilities. We have an agreement to purchase Sebring Networks and we expect the transaction to close in May 2000. This and other future acquisitions can result in the following:

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

We are not certain that we will be able to successfully integrate any businesses, products, technologies or personnel that we may acquire. Our failure to do so could have a material adverse effect on our business.

OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTERESTS OF OUR OTHER STOCKHOLDERS
Our executive officers, directors and other principal stockholders, in the aggregate, beneficially own approximately 40% of our outstanding common stock. Although these stockholders do not have majority control, they currently have, and likely will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other stockholders. In addition, the voting power of these stockholders could have the effect of delaying or preventing a change in control of PLX.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have an investment portfolio of fixed income securities, including those classified as cash equivalents of approximately $40.4 million at March 31, 2000. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. The Company invests primarily in high-quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than $0.5 million decrease (less than 2%) in the fair value of the Company's available-for-sale securities.

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

        (a)    Exhibits
               --------

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

        10.7*+ Form of Pledge Agreement used in connection with the 1986 Restricted Stock Purchase Program.

        10.8*+ Form of Promissory Note used in connection with the 1986 Restricted Stock Purchase Program.

        10.9* PLX Technology, Inc. Stock Restriction, Information Rights and Registration Rights Agreement dated April 19, 1989.

        10.10* PLX Technology, Inc. Stock Restriction, Information Rights and Registration Rights Agreement dated July 3, 1991.

        27.1        Financial Data Schedule.

        -----------------
        * Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-71795).

        +      Management contract or compensatory plan or arrangement.

        (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              PLX TECHNOLOGY, INC.
                                              --------------------
                                                  (Registrant)



Date:  May 12, 2000                 By   /s/     Scott M. Gibson
                                         -------------------------------
                                                 Scott M. Gibson
                                           Vice President, Finance and
                                             Chief Financial Officer
                                            (Authorized Officer and
                                          Principal Financial Officer)

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