Form 10-Q
period 2000-06-30
PLX TECHNOLOGY INC
filed 2000-08-14
CIK 850579

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2000.

       or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from                    to                   .
                                      ------------------    ------------------

       Commission File Number  0-25699



                      P L X   T E C H N O L O G Y,   I N C.
             (Exact name of Registrant as specified in its charter)



                Delaware                                 94-3008334
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)


                     390 Potrero Avenue, Sunnyvale, CA 94086
               (Address of Principal Executive Offices) (Zip Code)



       Registrant's Telephone Number, Including Area Code: (408) 774-9060



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]






As of July 31, 2000 there were 23,291,532 shares of common stock, par value $0.001 per share, outstanding.

 This Report on Form 10-Q includes 22 pages with the Index to Exhibits located on page 23

                              PLX TECHNOLOGY, INC.
                                    INDEX TO
                               REPORT ON FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 2000


                                                                                      Page
                                                                                      ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.        Financial Statements (Unaudited):

                 Condensed Consolidated Balance Sheets  at June 30, 2000 and
                    December 31, 1999 ...............................................   3

                 Condensed Consolidated Statements of Operations for the three
                    and six months ended June 30, 2000 and 1999 .....................   4

                 Condensed Consolidated Statements of Cash Flows for the six
                    months ended June 30, 2000 and 1999 .............................   5

                 Notes to Condensed Consolidated Financial Statements ...............   6


ITEM 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ..........................................   11


ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk ...........   21


                           PART II. OTHER INFORMATION

ITEM 2.        Changes in Securities ................................................   22

ITEM 4.        Submission of Matters to a Vote of Security Holders ..................   22

ITEM 6.        Exhibits and Reports on Form 8-K .....................................   23

Signature      ......................................................................   24

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              PLX TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      JUNE 30,      DECEMBER 31,
                                                       2000            1999 (1)
                                                    -----------     ------------
                                                    (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                          $ 15,400       $  8,636
   Short-term investments                               22,195         20,075
   Accounts receivable, net                              7,045          5,439
   Inventories                                           1,708          2,504
   Deferred tax assets                                   1,379          1,379
   Other current assets                                  1,212            447
                                                      --------       --------
Total current assets                                    48,939         38,480

Property and equipment, net                              2,690          1,537
Goodwill                                                12,962             --
Other intangible assets                                  3,399             --
Long term investments                                    8,773         11,198
Other assets                                               273            840
                                                      --------       --------
Total assets                                          $ 77,036       $ 52,055
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                   $  3,399       $  1,825
   Accrued compensation and benefits                     1,881          1,052
   Accrued commissions                                     550            320
   Deferred revenues                                     1,276          1,001
   Other accrued expenses                                1,306            608
   Income tax payable                                      257            847
                                                      --------       --------
Total current liabilities                                8,669          5,653


STOCKHOLDERS' EQUITY:
   Common stock, par value                                  23             22
   Additional paid in capital                           80,138         36,828
   Deferred compensation                               (12,115)          (192)
   Notes receivable for employee stock purchases           (88)            --
   Accumulated other comprehensive loss                    (44)           (66)
   Retained earnings                                       453          9,810
                                                      --------       --------
Total stockholders' equity                              68,367         46,402
                                                      --------       --------
Total liabilities and stockholders' equity            $ 77,036       $ 52,055
                                                      ========       ========


-----------------------
(1) The balance sheet at December 31, 1999 has been derived from the audited financial statements as of that date.


See notes to condensed consolidated financial statements.

                              PLX TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             JUNE 30,                     JUNE 30,
                                                      -----------------------      -----------------------
                                                        2000           1999          2000           1999
                                                      --------       --------      --------       --------
Net revenues                                          $ 16,090       $  9,413      $ 30,632       $ 18,321
Cost of revenues                                         4,552          3,222         8,972          6,474
                                                      --------       --------      --------       --------
Gross margin                                            11,538          6,191        21,660         11,847

Operating expenses:
  Research and development                               4,609          1,780         6,629          3,512
  Selling, general and administrative                    3,701          2,397         7,101          4,688
  Amortization of goodwill and purchased
     intangible assets                                     449             --           449             --
  In-process research and development                   14,342             --        14,342             --
                                                      --------       --------      --------       --------
Total operating expenses                                23,101          4,177        28,521          8,200
                                                      --------       --------      --------       --------

Income (loss) from operations                          (11,563)         2,014        (6,861)         3,647

Interest income and other, net                             548            419         1,037            462
                                                      --------       --------      --------       --------
Income (loss) before income taxes                      (11,015)         2,433        (5,824)         4,109

Provision for income taxes                               1,717            851         3,533          1,442
                                                      --------       --------      --------       --------
Net income (loss)                                     $(12,732)      $  1,582      $ (9,357)      $  2,667
                                                      ========       ========      ========       ========
Basic net income (loss) per share                     $  (0.57)      $   0.08      $  (0.42)      $   0.22
                                                      ========       ========      ========       ========
Shares used to compute basic share amounts              22,428         20,558        22,100         11,909
                                                      ========       ========      ========       ========
Diluted net income (loss) per share                   $  (0.57)      $   0.07      $  (0.42)      $   0.13
                                                      ========       ========      ========       ========
Shares used to compute diluted per share amounts        22,428         22,814        22,100         20,697
                                                      ========       ========      ========       ========


See notes to condensed consolidated financial statements.

                              PLX TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                          -----------------------
                                                                            2000           1999
                                                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                         $ (9,357)      $  2,667
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation                                                                532            450
   Compensation expense recognized                                           1,348            144
   Amortization of unearned compensation                                       387             46
   Amortization of goodwill and other purchased intangible assets              449             --
   In-process research and development                                      14,342             --
   Income taxes                                                               (198)            --
   Changes in operating assets and liabilities:
     Accounts receivable                                                    (1,606)        (1,859)
     Inventories                                                               796           (178)
     Other current assets                                                   (2,206)           123
     Other assets                                                             (612)           (43)
     Accounts payable                                                        1,210            165
     Accrued compensation and benefits                                         387            151
     Accrued commissions                                                       230             52
     Deferred revenues                                                         275            191
     Other accrued expenses                                                    446            156
     Income tax payable                                                       (392)          (442)
                                                                          --------       --------
Net cash provided by operating activities                                    6,031          1,623
                                                                          --------       --------

INVESTING ACTIVITIES

Purchases of short term investments                                        (16,350)            --
Sales of short term investments                                              3,745             --
Maturities of short term investments                                        17,500             --
Purchases of long term investments                                          (4,568)            --
Purchases of property and equipment                                           (638)          (503)
Cash acquired in Sebring acquisition                                            33             --
                                                                          --------       --------
Net cash used in investing activities                                         (278)          (503)

FINANCING ACTIVITIES
Proceeds from sale of common stock                                           1,011         30,894
Repayment of stockholder notes receivable                                       --             17
                                                                          --------       --------
Net cash provided by financing activities                                    1,011         30,911
                                                                          --------       --------

Increase in cash and cash equivalents                                        6,764         32,031
Cash and cash equivalents at beginning of the period                         8,636          5,638
                                                                          --------       --------
Cash and cash equivalents at end of the period                            $ 15,400       $ 37,669
                                                                          ========       ========

See notes to condensed consolidated financial statements.

                              PLX TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiary ("PLX" or the "Company") as of June 30, 2000 and for the three-month and six-month periods ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

        ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)


        The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive net income (loss) for the three and six months ended June 30, 2000 and June 30, 1999 was as follows:

The following are the components of comprehensive income (loss):

                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   JUNE 30,                      JUNE 30,
                                            -----------------------      -----------------------
                                              2000           1999          2000           1999
                                            --------       --------      --------       --------
                                                (in thousands)               (in thousands)
Net income (loss)                           $(12,732)      $  1,582      $ (9,357)      $  2,667

Accumulated other comprehensive income            19             --            22             --

                                            --------       --------      --------       --------
Comprehensive income (loss)                 $(12,713)      $  1,582      $ (9,335)      $  2,667
                                            --------       --------      --------       --------


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

2. INVESTMENTS IN DEBT AND EQUITY SECURITIES

        The Company invests its excess cash in high quality, short-term and long-term debt and equity instruments. The following is a summary of the Company's investments by major security type at amortized cost which approximates fair value:



                                                         JUNE 30,          DECEMBER 31,
                                                           2000               1999
                                                         -------           ------------
                                                                (in thousands)
Operating cash                                           $   987            $   274
Money market                                                 635              1,070
Certificates of deposit                                    2,500              1,500
Commercial paper                                          11,740             14,759
Municipal bonds                                           27,017             18,814
Corporate debt securities                                  1,497              1,500
U.S government and agency securities                       1,992              1,992
                                                         -------            -------
                                                         $46,368            $39,909
                                                         =======            =======
Amounts included in cash and cash equivalents            $15,400            $ 8,636
Amounts included in short-term investments                22,195             20,075
Amounts included in long-term investments                  8,773             11,198
                                                         -------            -------
                                                         $46,368            $39,909
                                                         =======            =======

        The Company classifies all securities as either cash and cash equivalents or available for sale.

3. INVENTORIES

        Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories were as follows:


                                      JUNE 30,         DECEMBER 31,
                                        2000              1999
                                      --------         ------------
                                            (in thousands)
            Work in Process.........   $  440            $  193
            Finished goods..........    1,268             2,311
                                       ------            ------
                 Total..............    1,708            $2,504
                                       ======            ======

4. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income
(loss) per share:


                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                       JUNE 30,
                                                           ------------------------       ------------------------
                                                              2000           1999           2000            1999
                                                           ---------       --------       --------        --------
                                                                 (in thousands)                 (in thousands)
Net income (loss) (numerator)                              $(12,732)       $  1,582       $  9,357        $  2,667
Shares used in computing basic
   Net income (loss) per share -
   Weighted average number of common shares,
   net of unvested restricted stock                          22,428          20,558         22,100          11,909
                                                           ========        ========       ========        ========
Basic net income (loss) per share                          $  (0.57)       $   0.08       $  (0.42)       $   0.22
                                                           ========        ========       ========        ========

Outstanding weighted average number of common shares         22,428          20,558         22,100          11,909
Effect of dilutive securities:
Employee stock options                                           --             876             --             876
Unvested restricted stock                                        --             625             --             665
Redeemable convertible preferred stock                           --             755             --           7,247
                                                           --------        --------       --------        --------
Dilutive potential common shares                                 --           2,256             --           8,788
                                                           --------        --------       --------        --------

Denominator for diluted net income (loss) per share
--adjusted
Weighted-average shares and assumed conversions              22,428          22,814         22,100          20,697
                                                           ========        ========       ========        ========
Diluted net income (loss) per share                        $  (0.57)       $   0.07       $  (0.42)       $   0.13
                                                           ========        ========       ========        ========


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

        Revenues by geographic region were as follows:



                               THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                2000                 1999                 2000                 1999
                              -------              -------              -------              -------
                                      (in thousands)                            (in thousands)
Revenues:
   North America              $ 9,966                6,248              $19,284              $12,627
   Europe                       4,211                1,990                7,362                3,871
   Asia                         1,913                1,175                3,986                1,823
                              -------              -------              -------              -------
Total                         $16,090              $ 9,413              $30,632              $18,321
                              =======              =======              =======              =======

6. BUSINESS COMBINATION

        In May 2000, the Company purchased Sebring Systems Inc., a development stage company, that is developing the SebringRing(TM), a silicon switch fabric interconnect solution, for an aggregate purchase price, including assumed liabilities, of $32.3 million. The transaction was accounted for using purchase accounting. Additionally, PLX recorded $12.3 million in deferred compensation on options granted to employees below fair market value related to the acquisition of Sebring. The financial results for the six months ended June 30, 2000 reflect the acquisition from the date the transaction was closed.

        The estimated purchase price of the Sebring Systems acquisition is summarized below:

        (in thousands)

        Prior consideration .................                    $   681
        Stock consideration .................                     24,196
        Converted options ...................                      4,672
        Assumed liabilities .................                      2,242
        Acquisition costs ...................                        525
                                                                 -------
        Total consideration .................                    $32,316
                                                                 =======

        The Company issued an aggregate of 960,931 shares of its common stock valued at $24.2 million. The stock options were valued using the Black-Scholes valuation model. Additionally, the Company incurred $0.5 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were capitalized as part of the purchase price of the transaction.

        The allocation of the Company's purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below.

        The allocation was based on an independent appraisal and estimate of fair value.

        (in thousands)

        Net tangible assets ......................               $ 1,165
        In-process technology ....................                14,342
        Goodwill and other intangible assets:
          Goodwill ...............................                13,339
          Acquired employees .....................                   983
          Tradename ..............................                   355
          Patents ................................                 2,132
                                                                 -------
                                                                  16,809
                                                                 -------
          Net assets acquired ....................               $32,316
                                                                 =======

        The net tangible assets acquired were comprised primarily of property and equipment and accrued liabilities. The acquired in-process technology was written-off in the second quarter of fiscal 2000. The estimated weighted average useful life of the intangible assets for patents, tradenames, and the residual goodwill, created as a result of the acquisition of Sebring Systems is approximately four years. Deferred compensation is being amortized over the vesting period of three years.

        The $14.3 million allocation of the purchase price to the acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established and no alternative future uses existed. PLX acquired technology consisting of silicon switch fabric interconnect solutions. The value was determined by estimating the expected cash flows from the project once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value as defined below.

        NET CASH FLOWS. The net cash flows from the identified project was based on estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, royalty costs and income taxes from the project. These estimates were based on the assumptions mentioned below. The research and development costs excluded costs to bring the acquired in-process project to technological feasibility. The estimated revenues were based on management projections of the acquired in-process project. The business projections were compared with and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the acquired in-process technology product are expected to peak in fiscal 2003 and decline in fiscal 2004 as other new products are expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors.

        DISCOUNT RATE. Discounting the net cash flows back to their present value was based on the cost of capital for well managed venture capital funds which typically have similar risks and returns on investments. The cost of capital used in discounting the net cash flows from acquired in-process technology was 25%.

        PERCENTAGE OF COMPLETION. The percentage of completion was determined using costs incurred by Sebring prior to the acquisition date compared to the remaining research and development to be completed to bring the project to technological feasibility. The Company estimated, as of the acquisition date, the project was 85% complete.

        The Company expects to complete the project within six months from the acquisition date. However, development of this project remains a significant risk to the Company due to the remaining effort to achieve technical feasibility, integration of Sebring and the Company, employee retention, rapidly changing customer markets and significant competitive threats from numerous companies. Failure to bring these products to market in a timely manner could adversely impact sales and profitability of the Company in the future. Additionally, the value of the intangible assets acquired may become impaired.

        UNAUDITED PRO FORMA FINANCIAL RESULTS

        The unaudited pro forma financial information combines the historical statements of operations of PLX Technology, Inc. and Sebring Systems, Inc. for the six months ended June 30, 2000 and 1999 and give effect to the transactions, including the amortization of goodwill and other intangible assets and the recognition of deferred compensation, as if they occurred at the beginning of each period presented. The amount of the aggregate purchase price allocated to purchased in-process research and development has been excluded from the pro forma information, as it is a non-recurring item.

        The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the dates indicated, nor is it necessarily indicative of future operating results of the combined companies and should not be construed as representative of these amounts for any future periods.

                                                         SIX MONTHS ENDED JUNE 30,
                                                           2000            1999
                                                                (UNAUDITED)
                                                               (in thousands)
Net revenues                                             $ 30,632        $ 18,321
Net loss                                                 $   (344)       $ (2,903)
Net loss per share -- basic and diluted                  $  (0.01)       $  (0.23)
Number of shares used in per share
   calculations -- basic and diluted                       23,389          12,870

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Report on Form 10-Q contains forward-looking statements, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to, our anticipated expense levels for research and development, selling, general and administrative operations, and deferred compensation; the amount of and specific uses of anticipated capital expenditures; expectations regarding inventory balances, and adequacy of cash resources under the sub-headings "Results of Operations" and "Liquidity and Capital Resources." Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below under the sub-heading "Factors That May Affect Future Operating Results" and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See "Factors That May Affect Future Operating Results" below, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

OVERVIEW

PLX, established in May 1986, develops and supplies semiconductor devices and software that accelerate and manage the transfer of data in networking and telecommunications, enterprise storage, imaging and industrial equipment. This equipment is typically controlled by internal computers, commonly referred to as embedded systems. We offer a complete solution consisting of three related types of products: semiconductor devices, software development kits and hardware design kits. Our semiconductor devices simplify the development of data transfer circuits in high-performance embedded systems and are compatible with microprocessors such as IBM's PowerPC, Motorola's PowerPC, Intel's i960, IDT's MIPs and Hitachi's SH. Our software development kits and hardware design kits promote sales of our semiconductor devices by lowering customers' development costs and by accelerating their ability to bring new products to market.

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


RESULTS OF OPERATIONS

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.


                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                             --------------------         --------------------
                                              2000           1999         2000           1999
                                             -----          -----         -----          -----
Net revenues                                 100.0%         100.0%        100.0%         100.0%
Cost of revenues                              28.3           34.2          29.3           35.3
                                             -----          -----         -----          -----
Gross margin                                  71.7           65.8          70.7           64.7
Operating expenses:
  Research and development                    28.6           18.9          21.6           19.2
  Selling, general and administrative         23.0           25.5          23.2           25.6
  Amortization of goodwill and
     purchased intangible assets               2.8             --           1.5             --
  In-process research and development         89.1             --          46.8             --
                                             -----          -----         -----          -----
Total operating expenses                     143.5           44.4          93.1           44.8
                                             -----          -----         -----          -----
Income (loss) from operations                (71.8)          21.4         (22.4)          19.9
Interest income and other, net                 3.4            4.4           3.4            2.5
                                             -----          -----         -----          -----
Income (loss) before income taxes            (68.4)          25.8         (19.0)          22.4
Provision for income taxes                    10.7            9.0          11.5            7.8
                                             -----          -----         -----          -----
Net income (loss)                            (79.1)%         16.8%        (30.5)%         14.6%
                                             =====          =====         =====          =====

NET REVENUES

Net revenues for the three months ended June 30, 2000 were $16.1 million, an increase of 71% from $9.4 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, net revenues were $30.6 million, a 67% increase over the $18.3 million recorded in the six months ended June 30, 1999. The increase was primarily due to higher unit shipments resulting from increased market acceptance of our products. For the six months ended June 30, 2000, net revenues derived from customers in the United States were 63%, with 27% of net revenues from sales to

Unique Technologies, our U.S. distributor. For that period Cisco Systems accounted for 15% of net revenues through purchases from our distributors as well as direct sales. No other individual customer represented greater than 10% of net revenues.

GROSS PROFIT

Gross profit represents net revenues less the cost of revenues. Cost of revenues includes the cost of purchasing packaged semiconductor devices from our independent foundries, our operating costs associated with the procurement, storage, and shipment of products, as well as royalty expenses paid on some of our products. Gross profit for the three months ended June 30, 2000 was $11.5 million, an increase of 86% from $6.2 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, gross profit was $21.7 million, an increase of 83% from $11.8 million for the six months ended June 30, 1999. The improvement in the Company's gross profit is primarily due to higher unit shipments.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries are included in research and development expenses. Research and development expenses for the three months ended June 30, 2000 were $4.6 million, an increase of 159% from $1.8 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, research and development expenses were $6.6 million compared to $3.5 million in the six months ended June 30, 1999. The increases were primarily due to amortization of deferred compensation associated with the acquisition of Sebring Systems, a one-time compensation charge related to a severance arrangement, increased headcount and higher costs to support the Company's continuing efforts to develop new products. Research and development expenses as a percentage of net revenues were 28.6% for the three months ended June 30, 2000, as compared to 18.9% for the three months ended June 30, 1999. For the six months ended June 30, 2000, research and development expenses were 21.6% as a percentage of net revenues compared to 19.2% for the six months ended June 30, 1999. This percentage increase was primarily due to compensation charges associated with the acquisition of Sebring Systems. We expect that research and development expenses in absolute dollars will continue to increase in future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of employee related expenses, professional fees, trade show and other promotional expenses, and sales commissions to manufacturers' representatives. Selling, general and administrative expenses for the three months ended June 30, 2000 were $3.7 million, an increase of 54% from $2.4 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, selling, general and administrative expenses were $7.1 million, an increase of 51% from $4.7 million for the six months ended June 30, 1999. Selling, general and administrative expenses as a percentage of net revenues were 23.0% for the three months ended June 30, 2000, as compared to 25.5% for the three months ended June 30, 1999. For the six months ended June 30, 2000, selling, general and administrative expenses as a percentage of net revenues decreased to 23.2% compared to 25.6% for the six months ended June 30, 1999. This percentage decrease was primarily due to higher net revenues. The first six months of 1999 amounts include approximately $144,000 for compensation expense recognized related to stock options granted to non-employees. We expect that selling, general and administrative expenses in absolute dollars will continue to increase in future periods.

AMORTIZATION OF GOODWILL AND PURCHASED INTANGIBLE ASSETS

Amortization of goodwill and purchased intangible assets increased by $449,000 for the three and six months ended June 30, 2000. Amortization of goodwill and purchased intangible assets includes the amortization of goodwill and other purchased intangible assets relating to the acquisition of Sebring Systems.

IN-PROCESS RESEARCH AND DEVELOPMENT

The amounts expensed to in-process research and development in the three and six months ended June 30, 2000 related to the acquisition of Sebring Systems.

DEFERRED COMPENSATION

We recorded deferred compensation in connection with the grant of stock options and restricted stock to our employees during 1997 and 1998. We also recorded deferred compensation related to stock options granted below fair market value to employees in relation to the acquisition of Sebring Systems in May 2000. For the three months ended June

30, 2000 and 1999, we recorded amortization of deferred compensation of $23,000. For the six months ended June 30, 2000 and 1999, we recorded amortization of deferred compensation of $365,000 and $45,000, respectively. The amount of deferred compensation is amortized ratably over the vesting period of the applicable stock grants. We expect to record expenses related to deferred compensation of approximately $1.1 million per quarter through September 30, 2003.

INTEREST INCOME AND OTHER, NET

Interest income and other income, net reflects interest earned on average cash, cash equivalents, short-term and long-term investment balances. Interest income and other, net increased to $548,000 for the three months ended June 30, 2000 from $419,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, interest income increased to $1,037,000 from $462,000 in the six months ended June 30, 1999. The increase was primarily due to interest earned on higher levels of short-term investments and cash balances.

PROVISION FOR INCOME TAXES

We recorded a provision for income taxes of $3.5 million at an effective tax rate of (60.6)% and $1.4 million at an effective tax rate of 35% for the six months ended June 30, 2000 and 1999, respectively. Our 2000 effective tax rate differs from the expected benefit by applying the applicable statutory rate to the loss from operations primarily due to certain non-deductible acquisition related charges partially offset by the benefit of research and development tax credits. Our 1999 effective tax rate differs from the applicable statutory rate primarily due to the benefit of research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, we had $40.3 million in working capital and $15.4 million in cash and cash equivalents. Our operating activities generated cash of $6.0 million for the six months ended June 30, 2000, and provided cash of $1.6 million for the six months ended June 30, 1999. The $6.0 million cash provided by operations was primarily attributable to a net loss of $9.4 million and a decrease of $2.8 million in other current assets and other assets, offset by non-cash charges of $16.3 million.

Our investing activities used cash of $278,000 and $503,000 for the six months ended June 30, 2000 and the six months ended June 30, 1999, respectively. The $278,000 in cash used by investing activities was primarily attributable to the acquisition of equipment of $638,000 partially offset by the net decrease in investments of $327,000. Cash provided by financing activities was $1.0 million and $30.9 million for the six months ended June 30, 2000 and the six months ended June 30, 1999, respectively. Cash provided by financing activities for the six months ended June 30,2000 is related to exercise of employee stock options.

On April 9, 1999 we completed our initial public offering of common stock which generated approximately $31 million in net proceeds. We intend to use the net proceeds primarily for general corporate purposes, including working capital. Pending use of the net proceeds for such purposes, we invested the funds in interest-bearing, investment-grade securities. We believe that the proceeds from the public offering together with the cash generated from our operations will be sufficient to meet our capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including the inventory levels we maintain, the level of investment we make in new technologies and improvements to existing technologies and the levels of monthly expenses required to launch new products.


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

In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions. Also, with our processor products, we compete with established embedded microprocessor companies and others. Many of these indirect competitors and microprocessor companies have significantly greater financial, technical, marketing and other resources than we. Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business.

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

A LARGE PORTION OF OUR REVENUES IS DERIVED FROM SALES TO THIRD-PARTY DISTRIBUTORS WHO MAY TERMINATE THEIR RELATIONSHIPS WITH US AT ANY TIME

We depend on distributors to sell a significant portion of our products. In the six months ended June 30, 2000 and in 1999, net revenues through distributors accounted for approximately 64% and 58%, respectively, of our net revenues. Some of our distributors also market and sell competing products.

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

Sales outside of North America accounted for 37% of our revenues for the six months ended June 30, 2000. In 1999, 1998, and 1997 sales outside of North America accounted for 35%, 34%, and 22% of our revenues, respectively. We anticipate that these sales may increase in future periods and may account for an increasing portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products, sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

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

WE MAY FAIL TO ADEQUATELY INTEGRATE ACQUIRED BUSINESSES

In May 2000, we acquired Sebring Systems, a development stage company that is developing the SebringRing(TM), a silicon switch fabric interconnect solution, in a transaction accounted for as a purchase transaction. There can be no assurance that this acquisition will be effectively assimilated into our business. The integration of Sebring Systems will place a burden on our management and infrastructure. Such integrations are subject to risks commonly encountered in making such acquisitions, including, among others, loss of key personnel of the acquired company, loss of key customers and business relationships of the acquired company, the difficulty associated with assimilating and integrating the personnel, operations and technologies of the acquired company, the potential disruption of our ongoing business, the maintenance of uniform standards, controls, procedures, employees and clients. There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connections with our acquisition of Sebring Systems.

[From time to time, in the ordinary course of business, we may evaluate potential acquisitions of other businesses, products or technologies. In addition, future acquisitions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities. Furthermore, there can be no assurance that any strategic acquisition of investment will succeed. Any future acquisition or investment could have a material adverse effect on our business, financial condition and results of operations.

Recently, the Financial Accounting Standards Board ("FASB") voted to eliminate pooling of interests accounting for acquisitions and the ability to write-off in-process research and development has been limited by recent pronouncements. The effect of these changes would be to increase the portion of the purchase price for any future acquisitions that must be charged to our cost of revenues and operating expenses in the periods following any such acquisitions. As a consequence, our results of operations in periods following any such acquisitions. As a consequence, our results of operations in periods following any such acquisitions could be materially adversely affected. Although these changes would not directly affect the purchase price for any of these acquisitions. To that extent, these changes may make it more difficult for us to acquire other companies, product lines or technologies.]

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have an investment portfolio of fixed income securities, including those classified as cash equivalents of approximately $45.7 million at June 30, 2000. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than $0.5 million decrease (less than 2%) in the fair value of our available-for-sale securities.

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES.

The Company has invested the proceeds generated from the initial public offering of its common stock in the amount of $31 million in high quality, short-term and long-term debt and equity securities. The Company intends to use such proceeds for general corporate purposes, including working capital.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 24, 2000, the following individuals were elected to the Board of Directors:

Name                               Votes For          Votes Against         Votes Withheld
----                               ---------          -------------         --------------
Michael J. Salameh                 20,472,342             5,240             1,557,414
D. James Guzy                      18,413,751         2,063,831             1,557,414
Eugene Flath                       20,472,242             5,340             1,557,414
Timothy Draper                     20,472,342             5,240             1,557,414
Young K. Sohn                      20,472,192             5,390             1,557,414
John H. Hart                       20,472,342             5,240             1,557,414

The following proposals were approved at the Company's Annual Meeting:

                                           Affirmative Votes       Negative Votes
                                           -----------------       --------------
1.   Amendments to the Company's
     1999 Stock Incentive Plan             10,141,106              3,452,704
2.   Ratification of the appointment
     of Ernst & Young LLP as
     independent auditors for the
     fiscal year ending December 31,
     2000                                  20,469,275                  3,750

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits



                EXHIBIT
                 NUMBER                           DESCRIPTION
                -------      -------------------------------------------------
                  2.1#       Agreement and Plan of Merger dated April 19, 2000
                             by and among PLX Technology, Inc., OKW Technology
                             Acquisition Corporation and Sebring Systems, Inc.

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


----------------------

* Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-71795).

#       Incorporated by reference to Exhibit 2.1 to Form 8-K as filed May 30,
        2000.

+       Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K. Reports on Form 8-K and 8-K/A were filed by the Company during the quarter ended June 30, 2000 for the acquisition of Sebring Systems, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              PLX TECHNOLOGY, INC.
                                                  (Registrant)



Date: August 14, 2000                         By   /s/   Scott M. Gibson
                                                  -----------------------------
                                                         Scott M. Gibson
                                                   Vice President, Finance and
                                                     Chief Financial Officer
                                                     (Authorized Officer and
                                                  Principal Financial Officer)

                                  EXHIBIT LIST



                EXHIBIT
                 NUMBER                           DESCRIPTION
                -------      -------------------------------------------------
                  2.1#       Agreement and Plan of Merger dated April 19, 2000
                             by and among PLX Technology, Inc., OKW Technology
                             Acquisition Corporation and Sebring Systems, Inc.

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


----------------------

* Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-71795).

#       Incorporated by reference to Exhibit 2.1 to Form 8-K as filed May 30,
        2000.

+       Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1999.