Form 10-Q
period 2000-09-30
PLX TECHNOLOGY INC
filed 2000-11-14
CIK 850579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                  .

0-25699
(Commission File Number)

PLX TECHNOLOGY, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3008334 (I.R.S. Employer Identification No.)

390 Potrero Avenue Sunnyvale, CA (Address of Principal Executive Offices)	94086 (Zip Code)

(408) 774-9060
(Registrant’s Telephone Number, Including Area Code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             As of October 31, 2000 there were 23,333,389 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2000

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets at September 30, 2000 and December 31, 1999	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 1999	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURE	24

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2000	December 31, 1999 (1)

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,526	$8,636
Short-term investments	19,429	20,075
Accounts receivable, net	9,043	5,439
Inventories	2,379	2,504
Deferred tax assets	1,379	1,379
Other current assets	1,590	447

Total current assets	54,346	38,480
Property and equipment, net	3,438	1,537
Goodwill	12,135	—
Other intangible assets	3,181	—
Long term investments	6,895	11,198
Other assets	672	840

Total assets	$80,667	$52,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,103	$1,825
Accrued compensation and benefits	1,819	1,052
Accrued commissions	720	320
Deferred revenues	1,038	1,001
Other accrued expenses	983	608
Income tax payable	474	847

Total current liabilities	9,137	5,653
Stockholders’ Equity:
Common stock, par value	23	22
Additional paid in capital	79,779	36,828
Deferred compensation	(10,641)	(192)
Notes receivable for employee stock purchases	(50)	—
Accumulated other comprehensive loss	(14)	(66)
Retained earnings	2,433	9,810

Total stockholders’ equity	71,530	46,402

Total liabilities and stockholders’ equity	$80,667	$52,055

______________

     (1)   The balance sheet at December 31, 1999 has been derived from the audited financial statements as of that date.

See notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Net revenues	$18,409	$10,597	$49,041	$28,918
Cost of revenues	5,246	3,006	14,218	9,480

Gross margin	13,163	7,591	34,823	19,438
Operating expenses:
Research and development	4,643	2,044	11,272	5,556
Selling, general and administrative	4,437	2,782	11,538	7,470
Amortization of goodwill and purchased intangible assets	1,044	—	1,493	—
In-process research and development	—	—	14,342	—

Total operating expenses	10,124	4,826	38,645	13,026

Income (loss) from operations	3,039	2,765	(3,822)	6,412
Interest income and other, net	567	508	1,604	970

Income (loss) before income taxes	3,606	3,273	(2,218)	7,382

Provision for income taxes	1,626	1,145	5,159	2,587

Net income (loss)	$1,980	$2,128	$(7,377)	$4,795

Basic net income (loss) per share	$0.09	$0.10	$(0.33)	$0.32

Shares used to compute basic share amounts	23,162	21,606	22,544	15,212

Diluted net income (loss) per share	$0.08	$0.09	$(0.33)	$0.22

Shares used to compute diluted per share amounts	24,743	23,111	22,544	21,489

See notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2000	1999

Cash flows from operating activities
Net income (loss)	$(7,377)	$4,795
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	969	669
Compensation expense recognized	2,285	144
Amortization of unearned compensation	387	70
Amortization of goodwill and other purchased intangible assets	1,493	—
In-process research and development	14,342	—
Income taxes	(198)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,604)	(3,125)
Inventories	125	(323)
Other current assets	(2,584)	(51)
Other assets	(1,011)	(55)
Accounts payable	1914	670
Accrued compensation and benefits	325	340
Accrued commissions	400	121
Deferred revenues	37	468
Other accrued expenses	124	(43)
Income tax payable	(175)	(156)

Net cash provided by operating activities	7,452	3,524

Investing activities
Purchases of short term investments	(18,377)	(14,897)
Sales of short term investments	6,745	—
Maturities of short term investments	23,500	—
Purchases of long term investments	(6,867)	(7,245)
Purchases of property and equipment	(1,823)	(735)
Cash acquired in Sebring acquisition	33	—

Net cash provided by (used in) investing activities	3,211	(22,877)

Financing activities
Proceeds from sale of common stock	1,189	31,007
Repayment of stockholder notes receivable	38	95

Net cash provided by financing activities	1,227	31,102

Increase in cash and cash equivalents	11,890	11,749
Cash and cash equivalents at beginning of the period	8,636	5,638

Cash and cash equivalents at end of the period	$20,526	$17,387

See notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiary (“PLX” or the “Company”) as of September 30, 2000 and for the three-month and nine-month periods ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

  Accumulated Other Comprehensive Income (Loss)

             The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (FAS 130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company’s comprehensive net income (loss) for the three and nine months ended September 30, 2000 and September 30, 1999 was as follows:

             The following are the components of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

	(in thousands)		(in thousands)
Net income (loss)	$1,980	$2,128	$(7,377)	$4,795
Accumulated other comprehensive income (loss)	30	(21)	52	(21)

Comprehensive income (loss)	$2,010	$2,107	$(7,325)	$4,774

             Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets is comprised entirely of unrealized losses on investments.

  Recent Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities” (SFAS 133”), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133, as amended, is required to be adopted by the Company effective January 1, 2001, and is not anticipated to have an impact on the Company’s results of operations or financial position when adopted, as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

             In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 “SAB 101”, “ Revenue Recognition”, which provides guidance on the recognition, presentation and disclosure in the financial statements files with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company’s revenue recognition policy is in compliance with the provisions of SAB 101 and the impact of SAB 101 will have no material affect on its financial position or results of operations.

2.      Investments in Debt and Equity Securities

             The Company invests its excess cash in high quality, short-term and long-term debt and equity instruments. The following is a summary of the Company’s investments by major security type at amortized cost which approximates fair value:

	September 30, 2000	December 31, 1999

	(in thousands)
Operating cash	$905	$274
Money market	1,921	1,070
Certificates of deposit	1,000	1,500
Commercial paper	1,900	14,759
Municipal bonds	37,140	18,814
Corporate debt securities	1,986	1,500
U.S government and agency securities	1,998	1,992

	$46,850	$39,909

Amounts included in cash and cash equivalents	$20,526	$8,636
Amounts included in short-term investments	19,429	20,075
Amounts included in long-term investments	6,895	11,198

	$46,850	$39,909

             The Company classifies all securities as available for sale.

3.      Inventories

             Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories were as follows:

	September 30, 2000	December 31, 1999

	(in thousands)
Work in Process	$481	$193
Finished goods	1,898	2,311

Total	2,379	$2,504

4.      Net Income (Loss) Per Share

             The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

	(in thousands)		(in thousands)
Net income (loss) (numerator)	$1,980	$2,128	$(7,377)	$4,795
Shares used in computing basic Net income (loss) per share
Weighted average number of common shares, net of unvested restricted stock	23,162	21,606	22,544	15,212

Basic net income (loss) per share	$0.09	$0.10	$(0.33)	$0.32

Outstanding weighted average number of common shares	23,162	21,606	22,544	15,212
Effect of dilutive securities:
Employee stock options	1,443	963	—	964
Unvested restricted stock	138	542	—	583
Redeemable convertible preferred stock	—	—	—	4,730

Dilutive potential common shares	1,581	1,505	—	6,277

Denominator for diluted net income (loss) per share—adjusted
Weighted-average shares and assumed conversions	24,743	23,111	22,544	21,489

Diluted net income (loss) per share	$0.08	$0.09	$(0.33)	$0.22

5.      Segments of an Enterprise and Related Information

             The Company has one operating segment, the sale of semiconductor devices. The President has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components of the Company’s business.

             Revenues by geographic region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

	(in thousands)		(in thousands)
Revenues:
North America	$10,928	$6,710	$30,212	$19,337
Europe	4,769	2,716	12,131	6,587
Asia	2,712	1,171	6,698	2,994

Total	$18,409	$10,597	$49,041	$28,918

6.      Business Combination

             In May 2000, the Company purchased Sebring Systems Inc., a development stage company, that is developing the SebringRing™, a silicon switch fabric interconnect solution, for an aggregate purchase price, including assumed liabilities of $32.3 million. The transaction was accounted for using purchase accounting. The financial results for the nine months ended September 30, 2000 reflect the acquisition from the date the transaction was closed.

             The estimated purchase price of the Sebring Systems acquisition is summarized below:

(in thousands)
Prior consideration	$681
Stock consideration	24,196
Converted options	4,672
Assumed liabilities	2,242
Acquisition costs	525

Total consideration	$32,316

             The Company issued an aggregate of 960,931 shares of its common stock valued at $24.2 million. The stock options were valued using the Black-Scholes valuation model. Additionally, the Company incurred $0.5 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were capitalized as part of the purchase price of the transaction.

             The allocation of the Company’s purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below.

             The allocation was based on an independent appraisal and estimate of fair value.

(in thousands)

Net tangible assets	$1,165
In-process technology	14,342
Goodwill and other intangible assets:
Goodwill	13,339
Acquired employees	983
Tradename	355
Patents	2,132

16,809

Net assets acquired	$32,316

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

             The estimated revenues were based on management projections of the acquired in-process project. The business projections were compared with and found to be in line with industry analysts’ forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the acquired in-process technology product are expected to peak in fiscal 2003 and decline in fiscal 2004 as other new products are expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors.

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

Unaudited Pro Forma Financial Results

             The unaudited pro forma financial information combines the historical statements of operations of PLX Technology, Inc. and Sebring Systems, Inc. for the nine-months ended September 30, 2000 and 1999 and give effect to the transactions, including the amortization of goodwill and other intangible assets and the recognition of deferred compensation, as if they occurred at the beginning of each period presented. The amount of the aggregate purchase price allocated to purchased in-process research and development has been excluded from the pro forma information, as it is a non-recurring item.

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

	Nine Months Ended September 30,

	2000	1999

	(unaudited)
	(in thousands, except per share amounts)
Net revenues	$49,041	$28,918
Net loss	$1,570	$(4,002)
Net loss per share—basic and diluted	$0.07	$(0.26)
Number of shares used in per share calculations—basic	22,544	15,212
Number of shares used in per share calculations—diluted	24,142	15,212

7.      Subsequent Events

             On October 25, 2000, the Company signed a promissory note to borrow $28.5 million in connection with its purchase of a facility. The loan is collaterized by cash, short-term and long-term investments of approximately $34 million. The loan agreement includes covenants regarding profitability and bears interest at the LIBOR rate plus 0.45%. The loan requires monthly interest payments with the outstanding principal balance due and payable on November 6, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

             Except for historical information, this Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to, our anticipated expense levels for research and development, selling, general and administrative operations, and deferred compensation; the amount of and specific uses of anticipated capital expenditures; expectations regarding inventory balances, and adequacy of cash resources under the sub-headings “Results of Operations” and “Liquidity and Capital Resources.” Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below under the sub-heading “Factors That May Affect Future Operating Results” and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See “ Factors That May Affect Future Operating Results” below, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

             The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Overview

             PLX established in May 1986, develops and supplies semiconductor devices and software that accelerate and manage the transfer of data in networking and telecommunications, enterprise storage, imaging and industrial equipment. This equipment is typically controlled by internal computers, commonly referred to as embedded systems. We offer a complete solution consisting of three related types of products: semiconductor devices, software development kits and hardware design kits. Our semiconductor devices simplify the development of data transfer circuits in high-performance embedded systems and are compatible with microprocessors such as IBM’ s PowerPC, Motorola’s PowerPC, Intel’s i960, IDT’s MIPs and Hitachi’s SH. Our software development kits and hardware design kits promote sales of our semiconductor devices by lowering customers’ development costs and by accelerating their ability to bring new products to market.

             Demand for networking, telecommunications and other equipment that transmits, stores and processes information rapidly has dramatically increased due to:

  growth of the Internet,
  deployment of high-speed networking, and
  proliferation of multimedia.

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

             Our objective is to expand our advantages in data transfer technology by:

  focusing on high-growth markets,
  delivering comprehensive solutions, including semiconductor devices, software development kits and hardware design kits,
  extending our technology advantages by incorporating new functions and technologies,

  driving industry standards, and
  strengthening and expanding our industry relationships.

             We utilize a “fabless” semiconductor business model whereby we purchase semiconductor devices from independent manufacturing foundries. This approach allows us to focus on defining, developing, and marketing our products and eliminates the need for us to invest large amounts of capital in manufacturing facilities and work-in-process inventory.

             Our gross margins have fluctuated in the past and are expected to fluctuate in the future due to changes in product mix, the position of our products in their respective life cycles, and specific product manufacturing costs.

Results of Operations

             The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	28.5	28.4	29.0	32.8

Gross margin	71.5	71.6	71.0	67.2
Operating expenses:
Research and development	25.2	19.3	23.0	19.2
Selling, general and administrative	24.1	26.2	23.5	25.8
Amortization of goodwill and purchased intangible assets	5.7	—	3.0	—
In-process research and development	—	—	29.3	—

Total operating expenses	55.0	45.5	78.8	45.0

Income (loss) from operations	16.5	26.1	(7.8)	22.2
Interest income and other, net	3.1	4.8	3.3	3.3

Income (loss) before income taxes	19.6	30.9	(4.5)	25.5
Provision for income taxes	8.8	10.8	10.5	8.9

Net income (loss)	10.8%	20.1%	(15.0)%	16.6%

  Net Revenues

             Net revenues for the three months ended September 30, 2000 were $18.4 million, an increase of 74% from $10.6 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, net revenues were $49.0 million, a 70% increase over the $28.9 million recorded in the nine months ended September 30, 1999. The increase was primarily due to higher unit shipments resulting from increased market acceptance of our products. For the nine months ended September 30, 2000, net revenues derived from customers in the United States were 62%, with 26% of net revenues from sales to Unique Technologies, our U.S. distributor. For that period, Cisco Systems accounted for 16% of net revenues through purchases from our distributors as well as direct sales. No other individual customer represented greater than 10% of net revenues.

  Gross Profit

             Gross profit represents net revenues less the cost of revenues. Cost of revenues includes the cost of purchasing packaged semiconductor devices from our independent foundries, our operating costs associated with the procurement, storage, and shipment of products, as well as royalty expenses paid on some of our products. Gross profit for the three months ended September 30, 2000 was $13.2 million, an increase of 73% from $7.6 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, gross profit was $34.8 million, an increase of 79% from $19.4 million for the nine months ended September 30, 1999. The improvement in the Company’s gross profit is primarily due to higher unit shipments.

  Research and Development Expenses

             Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries are included in research and development expenses. Research and development expenses for the three months ended September 30, 2000 were $4.6 million, an increase of 127% from $2.0 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, research and development expenses were $11.3 million, an increase of 103% from $5.6 million for the nine months ended September 30, 1999. The increases were primarily due to amortization of deferred compensation associated with the acquisition of Sebring Systems, a one-time compensation charge related to a severance agreement, increased headcount and higher costs to support the Company’s continuing efforts to develop new products. Research and development expenses as a percentage of net revenues were 25.2% for the three months ended September 30, 2000, as compared to 19.3% for the three months ended September 30, 1999. For the nine months ended September 30, 2000, research and development expenses were 23.0% as a percentage of net revenues compared to 19.2% for the nine months ended September 30, 1999. This percentage increase was primarily due to compensation charges and recognized deferred compensation associated with the acquisition of Sebring Systems. We expect that research and development expenses in absolute dollars will continue to increase in future periods.

  Selling, General and Administrative Expenses

             Selling, general and administrative expenses consist primarily of employee related expenses, professional fees, trade show and other promotional expenses, and sales commissions to manufacturers’ representatives. Selling, general and administrative expenses for the three months ended September 30, 2000 were $4.4 million, an increase of 59% from $2.8 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, selling, general and administrative expenses were $11.5 million, an increase of 54% from $7.5 million for the nine months ended September 30, 1999. Selling, general and administrative expenses as a percentage of net revenues were 24.1% for the three months ended September 30, 2000, as compared to 26.2% for the three months ended September 30, 1999. For the nine months ended September 30, 2000, selling, general and administrative expenses as a percentage of net revenues decreased to 23.5% compared to 25.8% for the nine months ended September 30, 1999. This percentage decrease was primarily due to higher net revenues. The first nine months of 1999 amounts include approximately $144,000 for compensation expense recognized related to stock options granted to non-employees. We expect that selling, general and administrative expenses in absolute dollars will continue to increase in future periods.

  Amortization of goodwill and purchased intangible assets

             Amortization of goodwill and purchased intangible assets increased by $1.0 million and $1.5 million for the three and nine months ended September 30, 2000, respectively. Amortization of goodwill and purchased intangible assets includes the amortization of goodwill and other purchased intangible assets relating to the acquisition of Sebring Systems.

  In-process research and development

             The amounts expensed to in-process research and development in the nine months ended September 30, 2000 is related to the acquisition of Sebring Systems.

  Deferred Compensation

             We recorded deferred compensation in connection with the grant of stock options and restricted stock to our employees during 1997 and 1998. We also recorded deferred compensation related to stock options granted below fair market value to employees in relation to the acquisition of Sebring Systems in May 2000. Additionally, we recorded deferred compensation in connection with the grant of stock options to our employees in September 2000. For the three months ended September 30, 2000 and 1999, we recorded amortization of deferred compensation of $936,000 and 24,000, respectively. For the nine months ended September 30, 2000 and 1999, we recorded amortization of deferred compensation of $1,296,000 and $70,000, respectively. The amount of deferred compensation is amortized ratably over the vesting period of the applicable stock grants. We expect to record expenses related to deferred compensation of approximately $1.0 million per quarter through September 30, 2003.

  Interest Income and Other, Net

             Interest income and other income, net reflects interest earned on average cash, cash equivalents, short-term and long-term investment balances. Interest income and other, net increased to $567,000 for the three months ended September 30, 2000 from $508,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, interest income increased to $1,604,000 from $970,000 in the nine months ended September 30, 1999. The increase was primarily due to interest earned on higher levels of short-term investments and cash balances.

  Provision for Income Taxes

             We recorded a provision for income taxes of $5.2 million at an effective tax rate of (232.6)% and $2.6 million at an effective tax rate of 35% for the nine months ended September 30, 2000 and 1999, respectively. Our 2000 effective tax rate differs from the expected benefit by applying the applicable statutory rate to the loss from operations primarily due to certain non-deductible acquisition related charges partially offset by the benefit of research and development tax credits. Our 1999 effective tax rate differs from the applicable statutory rate primarily due to the benefit of research and development tax credits.

  Liquidity and Capital Resources

             At September 30, 2000, we had $45.2 million in working capital and $20.5 million in cash and cash equivalents. Our operating activities generated cash of $7.5 million for the nine months ended September 30, 2000, and provided cash of $3.5 million for the nine months ended September 30, 1999. The $7.5 million cash provided by operations was primarily attributable to non-cash charges of $18.2 million associated with the acquisition of Sebring Systems, partially offset by a net loss of $7.4 million, a decrease of $3.6 million in accounts receivable and a decrease of $2.6 million in other current assets.

             Our investing activities provided cash of $3.2 million and used cash of $22.9 million for the nine months ended September 30, 2000 and 1999, respectively. The $3.2 million in cash provided by investing activities was primarily attributable to the sales and maturities of short term investments of $30.2 million, partially offset by purchases of short term and long term investments of $25.2 million. Cash provided by financing activities was $1.2 million and $31.1 million for the nine months ended September 30, 2000 and 1999, respectively. Cash provided by financing activities for the nine months ended September 30, 2000 is primarily related to exercise of employee stock options.

             On October 25, 2000, the Company signed a promissory note to borrow $28.5 million in connection with its purchase of a facility. The loan is collaterized by cash, short-term and long-term investments of approximately $34 million. The loan agreement includes covenants regarding profitability and bears interest at the LIBOR rate plus 0.45%. The loan requires monthly interest payments with the outstanding principal balance due and payable on November 6, 2005.

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

             Other circumstances that can affect our operating results include:

  our ability to develop, introduce and market new products and technologies on a timely basis, the timing of significant orders, order cancellations and reschedulings, changes in our pricing policies or those of our competitors or suppliers, including decreases in unit average selling prices of our products, introduction of products and technologies by our competitors, shifts in our product mix toward lower margin products,
  the availability of production capacity at the fabrication facilities that manufacture our products, and the availability and cost of materials to our suppliers.

             These factors are difficult to forecast, and these or other factors could adversely affect our business. Any shortfall in our revenues would have a direct impact on our business. In addition, fluctuations in our quarterly results could adversely affect the market price of our common stock in a manner unrelated to our long-term operating performance.

We may fail to adequately integrate Sebring or future acquired businesses into our business

             In May 2000, we acquired Sebring Systems, a development stage company that is developing the SebringRing™, a silicon switch fabric interconnect solution, in a transaction accounted for as a purchase transaction. There can be no assurance that this acquisition will be effectively assimilated into our business. The integration of Sebring Systems will place a burden on our management and infrastructure. Such integrations are subject to risks commonly encountered in making such acquisitions, including, among others, loss of key personnel of the acquired company, loss of key customers and business relationships of the acquired company, the difficulty associated with assimilating and integrating the personnel, operations and technologies of the acquired company, the potential disruption of our ongoing business, the maintenance of uniform standards, controls, procedures, employees and clients. There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connections with our acquisition of Sebring Systems.

             From time to time, in the ordinary course of business, we may evaluate potential acquisitions of other businesses, products or technologies. Future acquisitions may result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities. There can be no assurance that any strategic acquisition of investment will succeed. Any future acquisition or investment could have a material adverse effect on our business, financial condition and results of operations.

             Recently, the Financial Accounting Standards Board (“FASB”) voted to eliminate pooling of interests accounting for acquisitions and the ability to write-off in-process research and development has been limited by recent pronouncements. These changes could increase the portion of the purchase price for any future acquisitions that must be charged to our cost of revenues and operating expenses in the periods following any such acquisitions. As a consequence, our results of operations in periods following any such acquisitions could be materially adversely affected. Although these changes would not directly affect the purchase price for any of these acquisitions. These changes may make it more difficult for us to acquire other companies, product lines or technologies.

Sales cycle can result in uncertainty and delays with regard to our expected revenues

             Our customers typically perform numerous tests and extensively evaluate our products before incorporating them into their systems. The time required for test, evaluation and design of our products into the customer’s equipment can range from six to twelve months or more. It can take an additional six to twelve months or more before a customer commences volume shipments of equipment that incorporates our products. Because of this lengthy sales cycle, we may experience a delay between the time when we increase expenses for research and development and sales and marketing efforts and the time when we generate higher revenues, if any, from these expenditures.

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

Rapid technological change could make our products obsolete

             We operate in an industry that is subject to evolving industry standards, rapid technological changes, rapid changes in customer demands and the rapid introduction of new, higher performance products with shorter product life cycles. As a result, we expect to continue to make significant investments in research and development. Although, historically, we have had adequate funds from operations to devote to research and development, there can be no assurance that such funds will be available in the future or, if available, that they will be adequate. Also, we must manage product transitions successfully, since announcements or introductions of new products by us or our competitors could adversely affect sales of our existing products because these existing products can become obsolete or unmarketable for specific purposes. There can be no assurance that we will be able to develop and introduce new products or enhancements to our existing products on a timely basis or in a manner which satisfies customer needs or achieves widespread market acceptance. Any significant delay in releasing new products could adversely affect our reputation, give a competitor a first-to-market advantage or allow a competitor to achieve greater market share. The failure to adjust to rapid technological change could harm our business, financial condition, results of operations and cash flows.

Failure of our products to gain market acceptance would adversely affect our financial condition

             We believe that our growth prospects depend upon our ability to gain customer acceptance of our products and technology. Market acceptance of products depends upon numerous factors, including compatibility with existing manufacturing processes and products, perceived advantages over competing products and the level of customer service available to support such products. Moreover, manufacturers often rely on a limited number of equipment vendors to meet their manufacturing equipment needs. As a result, market acceptance of our products may be adversely affected to the extent potential customers utilize a competitor’s manufacturing equipment. There can be no assurance that growth in sales of new products will continue or that we will be successful in obtaining broad market acceptance of our products and technology.

             We expect to spend a significant amount of time and resources to develop new products and refine existing products. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenue from the sale of any new products. Our ability to commercially introduce and successfully market any new products is subject to a wide variety of challenges during this development cycle, including start-up bugs, design defects and other matters that could delay introduction of these products to the marketplace. In addition, since our customers are not obligated by long-term contracts to purchase our products, our anticipated product orders may not materialize, or orders that do materialize may be cancelled. As a result, if we do not achieve market acceptance of new products, we may not be able to realize sufficient sales of our products in order to recoup research and development expenditures. The failure of any of our new products to achieve market acceptance would harm our business, financial condition, results of operation and cash flows.

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

Our independent manufacturers may not be able to meet our manufacturing requirements

             We do not manufacture any of our semiconductor devices. Therefore, we are referred to in the semiconductor industry as a “fabless” producer of semiconductors. Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications. We currently have third party manufacturers that can produce semiconductors which meet our needs. However, as the semiconductor industry continues to progress to smaller manufacturing and design geometries, the complexities of producing semiconductors will increase. Decreasing geometries may introduce new problems and delays that may affect product development and deliveries. Due to the nature of the semiconductor industry and our status as a “fabless” semiconductor company, we could encounter fabrication related problems that may affect the availability of our semiconductor devices, may delay our shipments or may increase our costs.

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

Lower demand for our customers’ products will result in lower demand for our products

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

A large portion of our revenues is derived from sales to third-party distributors who may terminate their relationships with us at any time

             We depend on distributors to sell a significant portion of our products. In the nine months ended September 30, 2000 and in 1999, net revenues through distributors accounted for approximately 65% and 57%, respectively, of our net revenues. Some of our distributors also market and sell competing products.

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

Because we sell our products to customers outside of North America and because our products are incorporated with products of others that are sold outside of North America we face foreign business, political and economic risks

             Sales outside of North America accounted for 41% of our revenues for the nine months ended September 30, 2000. In 1999, 1998, and 1997 sales outside of North America accounted for 33%, 34%, and 22% of our revenues, respectively. We anticipate that these sales may increase in future periods and may account for an increasing portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products, sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

  difficulties in managing distributors,
  difficulties in staffing and managing foreign subsidiary and branch operations, political and economic instability,
  foreign currency exchange fluctuations,
  difficulties in accounts receivable collections,
  potentially adverse tax consequences,
  timing and availability of export licenses,
  changes in regulatory requirements, tariffs and other barriers, difficulties in obtaining governmental approvals for telecommunications and other products, and the burden of complying with complex foreign laws and treaties.

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

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders

             Our executive officers, directors and other principal stockholders, in the aggregate, beneficially own approximately 40% of our outstanding common stoc k. Although these stockholders do not have majority control, they currently have, and likely will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other stockholders. In addition, the voting power of these stockholders could have the effect of delaying or preventing a change in control of PLX.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

             We have an investment portfolio of fixed income securities, including those classified as cash equivalents of approximately $44.9 million at September 30, 2000. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

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

PART II. OTHER INFORMATION

Item 6.   Exhibits And Reports On Form 8-K

              (a) Exhibits

Exhibit Number	Description
2.1#	Agreement and Plan of Merger dated April 19, 2000 by and among PLX Technology, Inc., OKW Technology Acquisition Corporation and Sebring Systems, Inc.
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.
3.2*	Registrant’s Amended and Restated Bylaws.
4.1	Reference is made to Exhibit 3.1.
10.1*	Form of Indemnification Agreement between PLX and each of its Officers and Directors.
10.2*+	1998 Stock Incentive Plan.
10.3*+	1999 Stock Incentive Plan.
10.4*	Lease Agreement dated December 20, 1995 by and between Aetna Life Insurance Company as Landlord and PLX as Tenant.
10.5*	Lease Agreement dated October 17, 1997 between The Arrillaga Foundation and The Perry Foundation as Landlords and PLX as Tenant, as amended.
10.6*+	Form of Restricted Stock Purchase Agreement used in connection with the 1986 Restricted Stock Purchase Program.
10.7*+	Form of Pledge Agreement used in connection with the 1986 Restricted Stock Purchase Program.
10.8*+	Form of Promissory Note used in connection with the 1986 Restricted Stock Purchase Program.
10.9*	PLX Technology, Inc. Stock Restriction, Information Rights and Registration Rights Agreement dated April 19, 1989.
10.10*	PLX Technology, Inc. Stock Restriction, Information Rights and Registration Rights Agreement dated July 3, 1991.
10.11	Loan Agreement dated October 25, 2000 between Wells Capital Management and PLX.
27.1	Financial Data Schedule.

______________

     *   Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-71795).

     #   Incorporated by reference to Exhibit 2.1 to Form 8-K as filed May 30, 2000.

     +   Management contract or compensatory plan or arrangement.

             (b) Reports on Form 8-K. A report on Form 8-K/A was filed by the Company August 2, 2000 for the acquisition of Sebring Systems, Inc.

             Items 1, 2, 3, 4 and 5 of Part II have been omitted, as they are not applicable.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLX TECHNOLOGY, INC. (Registrant)
Date: November 14, 2000	By:	/s/ Rafael Torres

Rafael Torres Vice President, Finance and Chief Financial Officer (Authorized Officer and Principal Financial Officer)