Form 10-K
period 2000-12-31
PLX TECHNOLOGY INC
filed 2001-04-02
CIK 850579

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


                         Commission File Number 0-25699


                                     ------
                              PLX TECHNOLOGY, INC.
             (Exact Name of Registrant as Specified in its Charter)
                                     ------

                   DELAWARE                             94-3008334
       (State or Other Jurisdiction of               (I.R.S. Employer
        Incorporation or Organization)            Identification Number)

                                870 MAUDE AVENUE
                           SUNNYVALE, CALIFORNIA 94085
                                 (408) 774-9060

  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


           Securities Registered Pursuant to Section 12(g) of the Act:
                    Common stock, $0.001 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 30, 2001, as reported on the Nasdaq National Market, was approximately $49,092,561. Shares of Common Stock held by each executive officer and director and by each person who to the Company's knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of Common Stock outstanding at March 30, 2001 was 23,421,382.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates information by reference from the Registrants Proxy Statement for its 2001 Annual Meeting of Stockholders-- Items 10, 11, 12 and 13.

                                     PART I

                                ITEM 1: BUSINESS

OVERVIEW

            PLX Technology Inc., established in May 1986 ("PLX" or the "Company"), develops and supplies semiconductor devices and software that accelerate and manage the transfer of data in networking and telecommunications, enterprise storage, imaging and industrial equipment. This equipment is typically controlled by internal computers, commonly referred to as embedded systems. We offer a complete solution consisting of three related types of products: semiconductor devices, software development kits and hardware design kits. Our semiconductor devices simplify the development of data transfer circuits in high-performance embedded systems and are compatible with microprocessors such as IBM's PowerPC, Motorola's PowerPC, Intel's i960 and StrongArm, Hitachi's SH, and DSPs from companies such as Texas Instruments and Analog Devices. Our software development kits and hardware design kits promote sales of our semiconductor devices by lowering customers' development costs and by accelerating their ability to bring new products to market.

            Demand for networking, telecommunications and other equipment that transmits, stores and processes information rapidly has dramatically increased due to:

            -       growth of the Internet,

            -       deployment of high-speed networking, and

            -       proliferation of multimedia.

            Suppliers of this equipment are changing the way they design their products to reduce product development time and to use their scarce engineering resources more efficiently. Until recently, these suppliers typically developed their own system components and the connections between the components. Now, however, they are increasingly building their equipment based on industry standard connection methods, and they are purchasing components supplied by other companies that comply with these standards. By doing so, they reduce the time and resources required for product development. Consequently, there is a growing demand for standards-based components that connect systems together, such as our semiconductor devices. The majority of our products are based on Peripheral Component Interconnect, or PCI, an interconnect standard that is widely used in our markets. PLX is an active member of many of the trade associations that define current and future interconnect standards including PCI, Compact PCI, RapidIO , HyperTransport and Infiniband.

            Our objective is to expand our advantages in data transfer technology by:

            -       focusing on high-growth markets,

            - delivering comprehensive solutions, including semiconductor devices, software development kits and hardware design kits,

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

            The communications infrastructure has significantly increased the demand for high performance embedded systems of all types. This demand has been fueled by the growth of the Internet; the deployment of high-speed networking systems to transmit, store, and process the data; and the proliferation of data types in the network, including voice traffic and multimedia.

            Markets for electronic equipment that rely on high-performance embedded systems include the following:

            Networking and Telecommunications. Networking and telecommunications applications include digital telephony, multimedia gateways, wireless base stations, remote access servers, routers, switches and cable modem equipment. This market segment is growing rapidly due to the rise of the Internet and the proliferation of high bandwidth communication technologies such as Fast Ethernet, Gigabit Ethernet, Asynchronous Transfer Mode, or ATM, cable modems, Digital Subscriber Line, or xDSL, and Voice-over-IP or VoIP.

            Enterprise Storage. Enterprise storage applications include disk storage subsystems, automated tape libraries and file servers. The growing use of multimedia applications and storage networks is driving corporate demand for increased data storage capacity.

            Imaging. Imaging applications include printers, copiers, medical instrumentation and video and graphics equipment. The demand for better image quality and higher performance, as well as connection of these applications to high-speed networks, have increased their data processing requirements.

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

            THE I/O SUBSYSTEM

            A typical embedded system can be described in terms of four primary functions: the host microprocessor, the memory, the peripherals and the input/output, or I/O, subsystem. The host microprocessor is the primary control center for the system. The memory acts as a storage area for instructions to be executed and data to be processed. The peripherals enable connections between the system and other external devices such as network components, printers and storage systems. The I/O subsystem is the circuitry and software that connects these three other functions and allows for the transfer of instructions and data among these functions. The I/O subsystem includes the system bus or switch fabric which is a physical connection between these different functions. High-performance electronic equipment can contain multiple embedded systems, each requiring a separate I/O subsystem.

            To enable increased performance and functionality from computer systems, semiconductor suppliers have historically focused on improving the operation of peripherals, microprocessors and memories. The I/O subsystem must also improve to keep pace with these improvements by transferring more information at faster speeds.

            In parallel with the increased performance demands of customers and their data traffic, the reliability of these systems is under constant pressure to improve. This is especially true as the networking and telecommunications disciplines merge through use of the Internet to carry all types of traffic. Highly available systems are required to meet the expectations of customers.

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

            PENETRATION OF I/O STANDARDS IN EMBEDDED SYSTEMS

            Until a few years ago, embedded systems manufacturers relied on a wide variety of proprietary solutions and a fragmented set of industry standard I/O architectures. For example, many networking, imaging, storage and industrial applications employed proprietary architectures to meet their specific performance and cost requirements. A mix of standard buses such as VMEbus, Multibus and ISA was used in some industrial, telecommunications and military applications. Embedded system software was even more fragmented with many proprietary and application specific software architectures in use. While embedded developers could take advantage of many standard microprocessor, memory and peripheral components supplied by external vendors, the lack of acceptable I/O standards forced many to develop custom I/O subsystems internally, placing a heavy demand on development resources.

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

            Although the PCI standard has resolved many development issues relating to I/O hardware architectures, software remains a challenge. The lack of standards for I/O control software and the wide use of proprietary operating systems place a significant demand on development resources. Consequently, embedded developers are increasingly adopting standard operating systems with well-defined I/O structures as opposed to developing their own software internally. Examples include VxWorks, pSOS, Windows CE, Linux, and Windows NT.

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

            Our products are designed for use in a variety of high-performance embedded applications including networking and telecommunications, enterprise storage, imaging and industrial. We focus on I/O accelerators, switch fabric controllers and I/O processors, which are highly integrated, cost-effective semiconductor devices that optimize the flow of data and simplify the development of high-performance I/O subsystems. Our software development kits and hardware design kits promote sales of our semiconductor devices by lowering customers' development costs and allowing them to bring new products to market more quickly.

            PLX products provide I/O connectivity solutions for PCI and other industry standards. As new I/O standards evolve, we expect to support them where appropriate. More than 1,000 electronic equipment manufacturers use PLX semiconductor devices in a wide variety of embedded systems applications. Customers that shipped systems in 2000 that incorporate our products include Accton, Cisco Systems, Compaq Computer, Gilat, Hewlett-Packard, IBM, Intel, Lucent Technologies, Marconi, Nortel Networks and Siemens.

STRATEGY

            Our objective is to continue to expand our market position as a developer and supplier of I/O connectivity solutions for high-performance embedded systems. Key elements of our strategy include the following:

            Focus on High-Growth Markets. We focus on the high-growth communications infrastructure equipment market. Within this market, there are many highly differentiated applications with different design criteria such as product function, performance, cost, power consumption, software, size limitations and design support. The requirements of many of these differentiated applications are addressed by our products, and we target those applications where we believe we can attain a leadership position.

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

            Drive I/O Subsystem Standards for Embedded Applications. We believe that our understanding of I/O technology trends and market requirements allows us to bring to market more quickly new products that support the latest I/O technologies. Through our participation in key industry groups responsible for standards such as the PCI Special Interest Group, the PCI Industrial Computer Manufacturer's Group (PICMG), Infiniband Trade Association, PCI-X Manufacturers' Group, and the RapidIO Trade Association, we have taken an active role in defining new I/O standards.

            Strengthen and Expand Industry Relationships. We work with industry leaders in developing software development tools and marketing programs that promote the use of each company's products. Key microprocessor partners include Analog Devices, Hitachi, IBM, IDT, Intel, Motorola, NEC, and Texas Instruments, and key software partners include Mentor Graphics, Meta Ware, Microsoft, Synopsys, Tasking, and Wind River. As a result of these relationships, we enable embedded systems designers to choose the best products for their particular applications while still employing our product as the core of their I/O subsystem design.

CUSTOMERS

            We supply our products to customers for a wide variety of high-performance communications infrastructure applications including networking, telecommunications, and enterprise storage. We also have sales in other markets such as the imaging, industrial, personal computer, and server and consumer markets. The typical product life cycle of a high performance embedded system is one to two years or more of product development and initial marketing activity followed by two to five years or more of volume production, assuming the product is successful in the market. The embedded system design team typically selects the sole-source hardware and software components early in the design cycle. Generally, the embedded system will incorporate these same components throughout its product life because changes require an expensive re-engineering effort. Therefore, when our products are designed into an embedded system, they are likely to be used in that system throughout its two to five year or more production life.

            Our products are standard semiconductor devices that may be incorporated into equipment used in several of our target markets. More than 1000 electronic equipment manufacturers incorporate our semiconductor devices in their products.

            The following table lists representative customers that purchased directly or through distributors more than $100,000 of our products in 2000.

           NETWORKING AND
         TELECOMMUNICATIONS                   ENTERPRISE STORAGE
         ------------------                   ------------------
Artesyn Technologies                      Compaq
Brooktrout                                DPT
Cisco Systems                             IBM
Combox
Digi International                        IMAGING/INDUSTRIAL/MEDICAL
Eicon Technology                          --------------------------
Gilat                                     Cognex
Hewlett-Packard                           Hewlett-Packard
IBM                                       Kofax Image Products
Intel                                     Moxa
Lucent Technologies                       Pinnacle Systems
Marconi                                   Siemens
Nortel Networks                           Smart Modular
Paradyne
Performance Technologies
Proxim
SDL Communications
Siemens

PRODUCTS

            Our products consist of semiconductor devices, software development kits and hardware design kits. Development tools provided by third parties support these three design elements. Our semiconductor device products include I/O accelerators, I/O processors, and switch fabric products, which are designed to simplify the development of high-performance I/O subsystems. The sales of these semiconductor devices account for a substantial majority of our revenues. We generate less than two percent of our revenues from sales of our software and hardware design kits. The other layers of our solution promote sales of our semiconductor devices by lowering customers' development costs and allowing them to bring new products to market more quickly.

            I/O Accelerators and I/O Processors. Our I/O accelerators are semiconductor devices that accelerate movement of data across a PCI bus and between one or more devices or subsystems that need to communicate across the PCI bus. These products incorporate the Data Pipe Architecture technology, a set of circuits and features that enable efficient flow of data within systems with minimal supervision from the system processor. Our I/O accelerators address a range of applications and provide flexible interfaces that allow them to connect to a wide variety of semiconductor devices, including processors such as IBM's and Motorola's PowerPC, Intel's i960 and Strong ARM, Hitachi's SH, IDT's MIPS, and Motorola's 68K series. Customers also use these semiconductor devices in connection with digital signal processors, or DSPs, which are specialized microprocessors, from Texas Instruments, Analog Devices and others. The I/O accelerators can be connected with a wide range of peripheral devices, including LAN, WAN, disk control and graphics.

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

            Switch Fabric Products. During the second quarter of 2000, PLX purchased Sebring Systems, a company that was in process of developing an innovative switch fabric product. Switch fabrics route data in a flexible, high speed manner in embedded systems, and our new switch fabric product provides high availability and PCI compatibility features not found in previous or current standard products. We publicly disclosed the architecture of this product line during the fourth quarter of 2000.

            Software Development Kits. Our software development kits (SDKs) are designed to simplify and accelerate the development of systems that incorporate our semiconductor devices. For PCI technology we offer SDKs, which shorten the time needed to develop the software used to transfer data through a PCI bus. They include an application programming interface (API) that enables developers to execute complex transactions with simple commands. This programming interface allows customers to migrate their designs, with the same software interface, from our existing 32 bit I/O accelerators to our 64 bit I/O accelerators and I/O processor products. This common interface allows customers to preserve their software investment even as their designs evolve in complexity and as new I/O architectures are deployed. The SDKs are applicable to both proprietary and standard operating systems.

            Hardware Design Kits. We offer hardware design kits that support the development of systems incorporating PLX semiconductor devices. We call our hardware design kits "rapid development kits" (RDKs). Designers use the RDKs to evaluate our semiconductor devices and to simplify and accelerate product development. Each hardware design kit includes a development circuit board that designers can use to evaluate the PLX products and also design their own system. These hardware design kits also include technical drawings, documentation and other design assistance tools. Current hardware design kits support Motorola's PowerQUICC and ColdFire processors, IDT's MIPS processors, Hitachi's SH processors, and DSPs from Texas Instruments and Analog Devices.

            To offer additional design support, we work with third party companies that provide development tools for our customers. Although we receive no revenue directly from these development tools, they promote sales of our semiconductor devices because these tools often make it easier to develop embedded systems incorporating our products. Examples include software development tools from Green Hills Software, Jungo, IBM, Integrated Systems, Mentor Graphics, MetaWare, Microsoft, Tasking, and Wind River and software modeling tools from Synopsys.

            Our principal product offerings and functions include the following:

  CATEGORY                       PRODUCT                              DESCRIPTION
  ---------------------------------------------------------------------------------------------------------------------
                                                SEMICONDUCTOR DEVICES
  ---------------------------------------------------------------------------------------------------------------------
  32-bit Target I/O              PCI 9030                             -        Enables connection of 8-, 16- and 32-bit
  Accelerators                   PCI 9052                                      peripherals and personal computer
                                 PCI 9050                                      adapters to PCI.
  ---------------------------------------------------------------------------------------------------------------------
  32-bit Master I/O              PCI 9054                             -        Provides the flexibility to connect
  Accelerators                   PCI 9080                                      with a wide range of processors,
                                 PCI 9060SD                                    peripherals and memory including
                                 PCI 9060ES                                    Motorola PowerQUICC, Intel i960,
                                 PCI 9060                                      IBM PowerPC, Hitachi SH, IDT
                                                                               MIPs and Texas Instruments DSPs.

  ---------------------------------------------------------------------------------------------------------------------
  32-bit I/O Processors          IOP 480                              -        Incorporates PowerPC
                                                                               microprocessor and memory
                                                                               controller in addition to a 32-bit
                                                                               master I/O accelerator.

  ---------------------------------------------------------------------------------------------------------------------
  64-bit/66 MHz I/O              PCI 9656                             -        Provides the flexibility to connect
  Accelerators (Announced,       PCI 9610                                      with a wide range of
  in development)                                                              microprocessors, peripherals and
                                                                               memory including Motorola
                                                                               PowerQUICC, PowerQUICCII, Intel
                                                                               i960, IBM PowerPC, Hitachi SH,
                                                                               IDT MIPs and Texas Instruments DSPs.

  ---------------------------------------------------------------------------------------------------------------------
                                               SOFTWARE DEVELOPMENT KITS
  ---------------------------------------------------------------------------------------------------------------------
  PCI Software                   SDK-Pro                              -        Provides tools for accelerating design
                                 Host-SDK                                      of data transport software.

                                                                      -        Includes development and debugging
                                                                               utilities, sample firmware and
                                                                               drivers.
  ---------------------------------------------------------------------------------------------------------------------
                                                HARDWARE DESIGN KITS
  ---------------------------------------------------------------------------------------------------------------------
  Rapid Development Kits         More than ten kits supporting a      -        Include evaluation boards, SDK
                                 range of products                             software, documentation and
                                                                               schematics to assist system
                                                                               development.

  ---------------------------------------------------------------------------------------------------------------------

TECHNOLOGY

            We believe that supplying high-performance connectivity solutions for I/O subsystems requires expertise in four areas:

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

            Software Technology. We devote substantial engineering resources to the development of software technology used to assist the system developer in debugging hardware and creating data control software. The quality and availability of these tools are key differentiating factors between PLX and competing alternatives. We are now shipping, as part of our software development kits, our PCI debugging tool, PLXMon 2000. We continue to enhance and expand our software development kits, which contain a set of programming interfaces that simplify the development of software. Our software expertise provides us with valuable insights into our customers' software development issues, which aids the definition and development of future semiconductor devices.

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

            Industry Standards. Through our participation in the key industry groups responsible for interconnect standards we take an active role in defining new I/O standards such as PCI-X, RapidIO, HyperTransport, and Infiniband. In addition, we are closely monitoring other new I/O technologies to determine their applicability to our embedded market customer base.

COMPETITION

            Competition in the semiconductor industry is intense. If our main target market, the embedded systems market, continues to grow, the number of competitors may increase significantly. In addition, new semiconductor technology may lead to new products that can perform similar functions as our products.

            Competition in the various markets we serve comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions than we can. Our principal products compete with standard products from companies such as Applied Micro Circuits, Cypress Semiconductor, Marvel Technology Group, Tundra Semiconductor, and V3 Semiconductor.

            In addition, two alternative devices can perform some or all of the functions of our semiconductor devices. The first is the Application Specific Integrated Circuit, or ASIC. With the ASIC approach, a customer creates a custom semiconductor device for a particular application. Because the customer buys the ASIC directly from the semiconductor foundry, this approach may lead to lower unit production costs. However, this approach entails a large initial investment in developing the custom device. The second alternative device is the Field Programmable Gate Array, or FPGA. The FPGA is a semiconductor device whose logic function can be programmed by the system manufacturer. This requires less design effort than the ASIC approach. However, because of the additional circuitry required to enable the device to be programmed, this approach entails higher unit production costs which can be prohibitive compared to ASICs or standard semiconductor devices. Accordingly, we also experience indirect competition from leading ASIC suppliers, including IBM, LSI Logic, NEC, and Toshiba as well as from FPGA suppliers, including Altera, Atmel, Lucent Technologies, Quicklogic, Vantis, and Xilinx. With I/O processor products, we compete with established embedded microprocessor companies including Hitachi, IBM, IDT, Intel, Motorola and others. Many of these indirect competitors and processor companies are large companies that have significantly greater financial, technical, marketing and other resources than PLX. With switch fabric controllers we will compete with Stargen, a company marketing a competing standard product, plus solutions developed by our customers using ASICs, FPGAs, and standard networking components.

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

SALES, MARKETING AND TECHNICAL SUPPORT

            Our sales and marketing strategy is to achieve design wins at leading embedded systems companies in high-growth market segments. We market and sell our products in the United States through a combination of direct regional sales managers and a network of independent manufacturers' representatives. We maintain United States direct sales offices in Austin, Boston, Los Angeles, Raleigh, Tampa and Sunnyvale.

            Outside the United States, we have engaged a team of manufacturers' representatives, stocking representatives and distributors to sell and market our products. Our international network includes representatives in Australia, Belgium, Canada, Denmark, France, Germany, Hong Kong, Israel, Japan, Korea, Norway, Singapore, South Africa, Sweden, Taiwan, The Netherlands, and the United Kingdom. We maintain a direct sales office in the United Kingdom to service customers in Europe and the Middle East and in Japan and Hong Kong to service, Japan, Southeast Asia, and China.

            As of December 31, 2000, we employed 47 individuals in sales and marketing. Sales in North America represented 61%, 65% and 66% of product revenues for 2000, 1999, and 1998, respectively. All sales to date have been denominated in U.S. dollars.

            In 2000, sales to our exclusive United States distributor, Unique Technologies, accounted for 25% of our revenues, and sales to a European distributor, A2M, accounted for 11% of our revenues. In March 2001, we decided to terminate our relationship with Unique, our US distributor, and service all of our US customers directly or through manufacturer's representatives. Despite this change, revenues related to sales through distributors are expected to continue to account for a significant portion of our total revenues. See "Risk Factors -- A Large Portion of Our Revenues Is Derived from Sales to Third-Party Distributors Who May Terminate Their Relationships with Us at Any Time."

            Net revenues through distributors accounted for approximately 65%, 58% and 49% of our net revenues for 2000, 1999 and 1998, respectively. In 2000, sales to Cisco Systems and IBM directly or through distributors accounted for 17% and 11%, respectively. In 1999, sales to Cisco Systems and IBM directly or through distributors accounted for 12% and 11%, respectively. In 1998, sales to IBM accounted for 13% of net revenues.

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

            Our research and development has been focused in three main areas: semiconductor devices, hardware design kits and software development kits. The majority of our engineers are involved in semiconductor device design and verification, with the remaining engineers working on software and reference design hardware. Before development of a new product commences, our marketing managers work closely with research and development engineers and customers to develop a comprehensive requirements specification. In addition, our marketing managers and engineers review the applicable industry standards and incorporate desired changes into the new product specification. After the product is designed and commercially available, our engineers continue to work with various customers on specific design issues to understand emerging requirements that may be incorporated into future product generations or product upgrades.

            Our research and development expenditures totaled $16.4 million in 2000, $7.3 million in 1999 and $6.6 million in 1998. Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and non- recurring engineering at our independent foundries are included in research and development expenses. As of December 31, 2000, there were 57 employees engaged in research and development. We perform our research and development activities at our headquarters in Sunnyvale, California and in Salt Lake City, Utah. We are seeking to hire additional skilled development engineers, who are currently in short supply. Our business could be adversely affected if we encounter delays in hiring additional engineers. See "Certain Factors That May Affect Future Operating Results -- Failure to Hire Additional Personnel and to Improve Our Operations Will Limit Our Growth."

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

MANUFACTURING

            We have adopted a "fabless" semiconductor manufacturing model and outsource all of our semiconductor manufacturing, assembly and testing. This approach allows us to focus our resources on the design, development and marketing of products and significantly reduces our capital requirements. We subcontract substantially all of our semiconductor manufacturing to Seiko-Epson Semiconductor in Japan, Taiwan Semiconductor Manufacturing Corporation in Taiwan, Samsung in Korea, and IBM in the United States. None of our products is currently manufactured by more than one supplier, and all of our products are expected to be single-source manufactured for the foreseeable future. We must place orders three to four months in advance of expected delivery of finished goods. We maintain inventory levels based on current lead times from foundries plus safety stock to account for anticipated fluctuations in demand. Our inventory comprises a large portion of our working capital. As a result, we have limited ability to react to fluctuations in demand for our products, which could cause us to have an excess or a shortage of inventory of a particular product and reduced product revenues.

            In the event of a loss of, or a decision by us to change, a key supplier or foundry, qualifying a new supplier or foundry and commencing volume production would likely involve delay and expenses, resulting in lost revenues, reduced operating margins and possible detriment to customer relationships. Since we place our orders on a purchase order basis and do not have a long term volume purchase agreement with any of our existing suppliers, any of these suppliers may allocate capacity to the production of other products while reducing deliveries to us on short notice. While we believe we currently have good relationships with our foundries and adequate capacity to support our current sales levels, there can be no assurance that adequate foundry capacity will be available in the future on acceptable terms, if at all. See "Certain Factors That May Affect Future Operating Results -- Our Independent Manufacturers May Not be Able to Meet Our Manufacturing Requirements."

            Our semiconductor devices are currently fabricated using a range of semiconductor manufacturing processes. We must continuously develop our devices using more advanced processes to remain competitive on a cost and performance basis. Migrating to new technologies is a challenging task requiring new design skills, methods and tools. We believe that the transition of our products to smaller geometries will be important for us to remain competitive. Our business could be materially adversely affected if any transition to new processes is delayed or inefficiently implemented. See "Certain Factors That May Affect Future Operating Results -- Defects in Our Products Could Increase Our Costs and Delay Our Product Shipments."

INTELLECTUAL PROPERTY

            Our future success and competitive position depend upon our ability to obtain and maintain the proprietary technology used in our principal products. We have two patents which will be used in our switch fabric technology that expire in December 2016. Most of our current products include implementations of the PCI industry standard, which is available to other companies. We currently have no patents on any of our accelerator or I/O processor products and rely instead on trade secret protection. We have two patents on technology in our other products that expire in September 2007 and September 2014. In the future, we plan to seek patent protection when we believe it is necessary.

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

EMPLOYEES

            As of December 31, 2000, we employed a total of 126 full-time employees, including 57 engaged in research and development, 47 engaged in sales and marketing, 7 engaged in manufacturing operations and 15 engaged in general administration activities. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

EXECUTIVE OFFICERS AND DIRECTORS

            Our executive officers and directors, their ages and their positions as of December 31, 2000, are as follows:

NAME                                  AGE     POSITION
- ----                                  ---     --------
Michael J. Salameh................    46      President and Director
Michael Franz, Ph.D...............    52      Vice President, Engineering
Rafael Torres.....................    32      Vice President, Finance, Chief Financial Officer and Secretary
Larry Chisvin.....................    46      Vice President, Marketing
Michael A. Hopwood................    38      Vice President, Worldwide Sales
Raymond Holzworth.................    45      Vice President, Operations
D. James Guzy.....................    64      Chairman of the Board of Directors
Eugene Flath......................    63      Director
Timothy Draper....................    42      Director
Young K. Sohn.....................    44      Director
John H. Hart......................    55      Director

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

            Rafael Torres has served as our Vice President of Finance and Chief Financial Officer since November 2000. From May 1999 to November 2000, Mr. Torres served as our Corporate Controller. From September 1998 to May 1999, Mr. Torres was employed by OnCommand Corporation, an on demand video company, as Accounting Manager. From June 1998 to September 1999, Mr. Torres was employed by Silicon Valley Group, a semiconductor equipment company, as Manager of Financial Reporting and Analysis. From September 1994 to June 1997, Mr. Torres was employed with PriceWaterhouse LLP, a public accounting firm, as senior auditor. Mr. Torres received a B.S. in Accounting from Santa Clara University. Mr. Torres is a Certified Public Accountant.

            Larry Chisvin has served as our Vice President of Marketing since May 2000. From September 1998 through May 2000, Mr. Chisvin was employed by Neomagic, a semiconductor company, as Director of Marketing. From May 1996 through September 1998, Mr. Chisvin was employed by LSI Logic, a semiconductor company, as Director of Marketing. Prior to LSI Logic, Mr. Chisvin was employed in a variety of marketing and engineering positions at S3, Philips, Western Digital, and Digital Equipment Corporation. Mr. Chisvin received a B.S. in Electrical Engineering from Northeastern University and an M.S. in Electrical Engineering from Worcester Polytechnic Institute.

            Michael A. Hopwood has served as our Vice President of Worldwide Sales since 1995. From 1989 to 1995, he held a variety of other sales management positions with our Company. From 1984 until 1989, Mr. Hopwood held various sales positions at Intel Corporation, a semiconductor manufacturer. Mr. Hopwood received a B.S. in Physics Engineering from Pacific Lutheran University.

            Raymond M. Holzworth has served as our Vice President of Operations since joining us in November 2000. From July 1998 through November 2000, Mr. Holzworth was employed by Triscend, a semiconductor company, as Vice President of Operations. From March 1995 to July 1998, Mr. Holzworth was employed by ISD, a semiconductor company, as Foundry Director. From June 1986 to March 1995, Mr. Holzworth was employed by Advanced Micro Devices, a semiconductor company, as Program Manager. Mr. Holzworth received a B.A. in Chemistry, Math, and Physics from Erskine College, an MS in Mechanical Engineering from the University of Florida, an MS in Electrical Engineering from Stanford University, and an M.B.A. from San Jose State University.

            D. James Guzy has been a director of PLX since 1986. Mr. Guzy is the Chairman, President and CEO of SRC Computer Corporation, a developer of super-computer systems. Since 1969, he has also served as the

President of the Arbor Company, a limited partnership involved in the electronics and computer industry. Mr. Guzy is also a director of Cirrus Logic, Inc., Intel Corporation, Micro Component Technology, Inc., Novellus Systems, Inc., Davis Selected Group of Mutual Funds and Alliance Capital Management Technology Fund, and a member of the board of directors of several private technology companies. Mr. Guzy received a B.S. from the University of Minnesota and an M.S. from Stanford University.

            Eugene Flath has been a director of PLX since May 1989. Mr. Flath has been a Special General Partner of Applied Technology Investors since July 1994. Mr. Flath also serves on the board of directors of several private companies. Mr. Flath received a B.S. in Electrical Engineering and a B.S. in Naval Science from the University of Wisconsin and an M.S. in Electrical Engineering from the University of New Hampshire.

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

            John H. Hart has been a director of PLX since April 1999. Mr. Hart is currently a 3Com fellow and serves on the Board of two other companies. In September of 2000 he retired as Senior Vice President and Chief Technical Officer of 3Com Corporation, a position he held since August of 1996. From the time Mr. Hart joined 3Com in September 1990 until July 1996, he was Vice President and Chief Technical Officer. Prior to joining 3Com, Mr. Hart worked for Vitalink Communications Corporation for seven years, where his most recent position was Vice President of Network Products. Mr. Hart received a B.S. in Mathematics from the University of Georgia.

BACKLOG

            PLX's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. This results from expected changes in product delivery schedules and cancellation of product orders. In addition, PLX's sales will often reflect orders shipped in the same quarter that they are received.

                               ITEM 2: PROPERTIES

            We own one facility in Sunnyvale, California, which has approximately 55,000 square feet. We also lease a facility in Sunnyvale, California, which has approximately 15,000 square feet pursuant to a lease, which expires in November 2004. These two facilities comprise our headquarters and include our research and development, sales and marketing and administration departments. We believe that our current facilities will be adequate through 2001.

                            ITEM 3: LEGAL PROCEEDINGS

            None.

           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

            No matters were submitted to a vote of security holders during the three months ended December 31, 2000.

                                     PART II

                  ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

            The Company's common stock is traded on The Nasdaq Stock Market and has been quoted on the Nasdaq National Market under the symbol "PLXT" since its initial public offering on April 5, 1999. The following table sets forth, for the periods indicated, the range of quarterly high and low bid information for the Company's common stock as reported on the Nasdaq National Market:

1999                                                               HIGH BID    LOW BID
- ----                                                               --------    -------
April 5, 1999 through the end of the Second Quarter ........      $   50.00   $   10.75
Third Quarter ..............................................          46.00       17.50
Fourth Quarter .............................................          26.00       13.75

2000                                                               HIGH BID    LOW BID
- ----                                                               --------    -------
First Quarter ..............................................      $   40.75   $   15.50
Second Quarter .............................................          43.81       14.50
Third Quarter ..............................................          51.25       23.06
Fourth Quarter .............................................          30.62        4.34

            As of March 30, 2001, there were approximately 153 holders of record of the Company's Common Stock. As of March 30, 2001, the last reported sales price of our common stock was $4.41.

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

            Sales of Unregistered Securities. In May 2000, in connection with its acquisition of Sebring Systems, the Company issued 960,931 shares of its Common Stock in exchange for the capital stock of Sebring Systems. The issuance was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

                         ITEM 6: SELECTED FINANCIAL DATA

            The following table includes selected consolidated financial data for each of the five years ended December 31, 2000. Each of the three years in the period ended December 31, 2000 are derived from and more fully described in the consolidated financial statements and notes included in this report at Item 14.

                                                                                    YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------------------------
                                                                   2000         1999        1998        1997         1996
                                                                   ----         ----        ----        ----         ----
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues ................................................   $  65,351    $  40,699   $  26,276   $  17,534   $   9,813
Gross margin ................................................      45,983       27,831      16,605      10,558       5,287
Operating income (loss) .....................................      (3,108)       9,994       3,383       1,991         893
Net income (loss) ...........................................      (7,042)       7,231       2,766       1,924         891
Basic earnings (loss) per share .............................   $   (0.31)   $    0.43   $    0.77   $    0.58   $    0.28
Shares used to compute basic earnings per share .............      22,560       17,007       3,601       3,293       3,137
Diluted earnings (loss) per share ...........................   $   (0.31)   $    0.33   $    0.15   $    0.11   $    0.05
Shares used to compute diluted earnings (loss) per share ....      22,560       21,849      18,405      17,758      17,287

                                                                                    YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------------------------
                                                                   2000         1999        1998        1997         1996
                                                                   ----         ----        ----        ----         ----
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents ...................................   $  16,621    $   8,636   $   5,638   $   2,701   $   1,077
Working capital .............................................      22,862       32,827       6,116       3,591       2,257
Total assets ................................................     113,479       52,055      11,766       8,013       4,053
Long-term debt ..............................................      28,500           --          --          --          --
Total stockholders' equity ..................................   $  73,198    $  46,402   $   7,760   $   4,889   $   2,909


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

            We rely on a combination of direct sales personnel and distributors and manufacturers' representatives throughout the world to sell a significant portion of our products. We pay manufacturers' representatives a commission on sales while we sell products to distributors at a discount from the selling price. We generally recognize revenue at the time of title passage. Revenues from sales to distributors that are made under agreements which allow the return of products unsold by the distributor are not recognized until the distributor ships the product to its customer. See "Certain Factors That May Affect Future Operating Results -- A Large Portion of Our Revenues Is Derived From Sales to Third-Party Distributors Who May Terminate Their Relationships with Us at Any Time."

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

            In May 2000, we purchased Sebring Systems, a development stage company, which is developing a switch fabric product. In connection with this acquisition, we issued an aggregate of 960,931 shares of our common stock in return for the capital stock of Sebring Systems. In addition, outstanding options of Sebring Systems were converted into options to purchase our common stock. The transaction was accounted for using purchase accounting.

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

RESULTS OF OPERATIONS

            The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

                                                                                        FISCAL YEAR ENDED DECEMBER 31,
                                                                                        ------------------------------
                                                                                        2000        1999        1998
                                                                                        ----        ----        ----
Net revenues ......................................................................     100.0%      100.0%      100.0%
Cost of revenues ..................................................................      29.6        31.6        36.8
                                                                                        -----       -----       -----
Gross profit ......................................................................      70.4        68.4        63.2
Expenses:
      Research and development ....................................................      25.0        17.8        24.9
      Selling, general and administrative .........................................      24.3        26.0        25.4
      Amortization of goodwill and purchased intangible assets ....................       3.9        --          --
      In-process research and development .........................................      21.9        --          --
                                                                                        -----       -----       -----
                  Total operating expenses ........................................      75.1        43.8        50.3
                                                                                        -----       -----       -----
Operating income (loss) ...........................................................      (4.7)       24.6        12.9
Interest income and other, net ....................................................       3.0         3.6         0.3
                                                                                        -----       -----       -----
Income (loss) before income taxes and equity in net loss of unconsolidated investee      (1.7)       28.2        13.2
Provision for income taxes ........................................................       9.0         9.6         2.6
                                                                                        -----       -----       -----
Income (loss) before equity in net loss of unconsolidated investee ................     (10.7)       18.6        10.6
Equity in net loss of unconsolidated investee .....................................      --          (0.8)       --
                                                                                        -----       -----       -----
Net income (loss) .................................................................     (10.7)%      17.8%       10.6%
                                                                                        =====       =====       =====

COMPARISON OF YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

            Increasing overall end customer demand during the second half of 1999 and the first half of 2000 resulted in capacity constraints and increasing order lead times for semiconductor suppliers. Longer lead times and concern about availability of semiconductor components, resulted in increased order rates for standard products during the first three quarters of 2000 compared to the same periods in 1999, resulting in increased order backlog. Orders from OEM customers and contract manufacturers serving the network and telecommunications market were especially strong in the first nine months of 2000 as these customers attempted to secure semiconductor components to meet their projected end demand. However, the supply of semiconductors can quickly and unexpectedly match or exceed demand because customer end demand can change very quickly and, semiconductor suppliers can rapidly increase production output. This can lead to a sudden oversupply situation and a subsequent reduction in order rates as customers adjust their inventories to true demand rates. Customers continuously adjust their inventories resulting in frequent changes in demand our products. The volatility of customer demand limits our ability to predict future levels of sales and profitability.

            The semiconductor industry experienced significant changes in the supply and demand situation during 2000. Shipments to our customers declined in the fourth quarter compared to the third quarter as these customers attempted to align inventories with revised demand projections. In the Fourth Quarter of 2000, our customers and the contract manufacturing firms that serve them, began to adjust their inventories to lower demand projections, resulting in cancellations and rescheduling of previously placed orders. This activity, combined with the overall slowing of economic growth in the North American economy, led to lower order rates in the fourth quarter of 2000 compared with the same period in 1999, and a reduction in order backlog from the end of the third quarter.

            Net Revenues. Revenues consist of product revenues generated principally by sales of our semiconductor devices. Revenues for 2000 were $65.4 million, an increase of $24.7 million or 61% from 1999. Revenues for 1999 were $40.7 million, an increase of $14.4 million or 55% from 1998. In each year the increase was primarily due to higher volume shipments of PCI products.

            Gross Profit. Gross profit represents net revenues less the cost of revenues. Cost of revenues includes the cost of purchasing semiconductor devices from our independent foundries, additional assembly and testing costs, our operating costs associated with the procurement and storage of products, as well as royalty expenses paid on some of our products. Gross profit for 2000 was $46.0 million, an increase of $18.2 million or 65% from 1999. Gross profit for 1999 was $27.8 million, an increase of $11.2 million or 68% from 1998. Gross profit as a percentage of revenues was 70.4 % in 2000, 68.4% in 1999 and 63.2% in 1998. In each year, the increase in absolute dollars was primarily due to higher revenues. Gross margin as a percentage of revenues increased in 2000 from 1999 and in 1999 from 1998 primarily due to lower product costs.

            Research and Development Expenses. Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries are included in research and development expenses. Research and development expenses for 2000 were $16.4 million, an increase of $9.1 million or 125% from 1999. Research and development expenses for 1999 were $7.3 million, an increase of $0.7 million or 11% from 1998. Research and development expenses as a percentage of revenues were 25.0% in 2000, 17.8% in 1999 and 24.9% in 1998. The increase in research and development expenses as a percentage of revenue from 1999 to 2000 was primarily due to the amortization of deferred compensation associated with the acquisition of Sebring Systems, a one-time compensation charge related to a severance agreement, and increased headcount and higher costs to support the Company's continuing efforts to develop new products. The decrease in research and development expenses as a percentage of revenue from 1998 to 1999 was primarily due to higher net revenues as well as lower expenses for non-recurring engineering at our independent foundries. The increase in absolute dollars in 2000 and 1999 was primarily due to the addition of personnel for the development of new product and the enhancement of existing products, as well as payments to outside consultants where specific resources were needed in the development process. We expect that research and development expenses in absolute dollars will likely increase in future periods.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of employee related expenses, professional fees, trade show and other promotional expenses, as well as sales commissions to manufacturers' representatives. Selling, general and administrative expenses for 2000 were $15.9 million, an increase of $5.3 million or 50% from 1999. Selling, general and administrative expenses for 1999 were $10.6 million, an increase of $3.9 million or 59% from 1998. Selling, general and administrative expenses as a percentage of revenues were 24.3% in 2000, 26.0% in 1999 and 25.4% in 1998. In each year, the increase in absolute dollars principally reflected higher personnel related costs resulting from an increase in sales and marketing personnel as well as increased sales commissions from higher product revenues. We expect that selling, general and administrative expenses in absolute dollars will likely increase in future periods.

            Amortization of goodwill and purchased intangible assets. Amortization of goodwill and purchased intangible assets was $2.5 million in 2000. Amortization of goodwill and purchased intangible assets includes the amortization of goodwill and other purchased intangible assets related to the acquisition of Sebring Systems in 2000.

            In-process research and development. In May 2000, we acquired Sebring Systems, Inc., a development stage company, that was developing the SebringRing(TM), a silicon switch fabric interconnect solution. Switch fabrics route data in a flexible, high speed manner in embedded systems, and our new switch fabric product will provide high availability and PCI compatibility features not found in previous or current standard products.

            We wrote off approximately $14.3 million of acquired in-process research and development associated with this acquisition in fiscal 2000. This write-off was necessary because the acquired technology had not yet reached technological feasibility and there was no alternative future use.

            We estimate that the project was 95% complete as of December 31, 2000. The efforts required to develop the acquired in-process technology principally relate to the completion of all testing activities that are necessary to establish that the product can be produced to meet its design specifications, including features, functions and performance. We expect the acquired in-process technology to be developed into commercially feasible products. However, there are no assurances that this will occur. If we fail to complete the product in its entirety, or in a timely manner, our sales and profitability could be adversely impacted, and the value of the other acquisition related intangible assets may become impaired.

            The $14.3 million fair value of the acquired in-process technology was determined by a valuation specialist. The value was determined by estimating the expected cash flows from the project once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value. The discount rate utilized was 25%, and was based on the cost of capital for well managed venture capital funds which typically have similar risks and returns on investments. The cash flows utilized were based on estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, royalty costs and income taxes from the project. The research and development costs excluded costs to bring the acquired in-process project to technological feasibility. The estimated revenues were based on management projections of the acquired in-process project. The business projections were compared with and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the acquired in-process technology product were assumed to peak in fiscal 2003 and decline in fiscal 2004 as other new products were expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of our new product introductions, as well as competitors new product introductions.

            The assumptions and projections discussed for the technology acquired were based on information available at the time and should not be taken as indications of actual results, which could vary materially based on the rights and uncertainties identified in the risk factors set forth in this Form 10-K.

            Deferred Compensation. In connection with the grant of restricted stock and options to our employees during 1997 and 1998, we recorded aggregate deferred compensation of $361,000, representing the difference between the deemed value of our common stock for accounting purposes and the restricted stock purchase price or stock option exercise price at the date of grant. The amount of deferred compensation is presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable stock grants. We also recorded deferred compensation of $12.3 million related to stock options granted below fair market value to employees in relation to the acquisition of Sebring Systems in May 2000. Additionally, we recorded deferred compensation of $3.5 million in connection with the grant of stock options below fair market value to our employees in September 2000. Amortization of deferred compensation recorded in 2000, 1999 and 1998 was $2,272,000, $91,000 and $79,000, respectively. These amounts are substantially included in research and development expenses. We expect to record compensation expenses related to deferred compensation of approximately $800,000 per quarter through September 30, 2003.

            Interest Income and Other, Net. Interest income and other, net reflects interest earned on average cash, cash equivalents and short-term and long-term investment balances. Interest income and other, net increased to $2.0 million in 2000 from $1.5 million in 1999. Interest income and other, net increased to $1.5 million in 1999 from $75,000 in 1998. The increase from 1999 to 2000 was primarily due to interest earned on higher levels of short-term investments, long-term investments, and cash balances. The increase from 1998 to 1999 was primarily due to interest earned on higher levels of short-term investments, long-term investments, and cash balances generated by the initial public offering in April 1999.

            Provision for Income Taxes. Income tax expense for the period ended December 31, 2000 was $5,900,000 on a pretax loss of $1,142,000, compared to income tax expense of $3,896,000 on pretax income of $11,467,000 and income tax expense of $692,000 on pretax income of $3,458,000 for the periods ended December 31, 1999 and 1998, respectively. Our 2000 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible acquisition related items partially offset by the benefit of research and development tax credits. Our 1999 income tax expense differs from the expected expense derived by applying the applicable U.S. federal statutory rate to income from operations primarily due to state taxes offset by the benefit of research and development tax credits. Our 1998 income tax expense differs from the expected expense derived by applying the applicable U.S. federal statutory rate to income from operations primarily due to the benefit of research and development tax credits and the realization of deferred tax assets.

            Equity in Net Loss of Unconsolidated Investee. Equity in net loss of unconsolidated investee represents losses recognized under the equity method of accounting for the investment in Sebring Systems in the fourth quarter of 1999. In May 2000, the Company purchased the remaining interest in Sebring Systems and consolidated its results from the date of acquisition.

LIQUIDITY AND CAPITAL RESOURCES

            Since inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. At December 31, 2000, we had $22.9 million in working capital including $16.6 million in cash and cash equivalents. Our operating activities generated cash of $13.2 million, $5.1 million and $4.0 million in 2000, 1999 and 1998, respectively. The $13.2 million of cash provided by operations was primarily attributable to our net loss of $7.0 million adjusted for non-cash charges of $21.8 million associated primarily with the acquisition of Sebring Systems and an increase in accounts payable of $2.9 million, partially offset by a decrease of $2.7 million in deferred tax assets, a decrease of $2.0 million in inventories and a decrease of $2.3 million in other current assets.

            Our investing activities used cash of $31.2 million, $33.3 million and $1.1 million in 2000, 1999 and 1998, respectively. The $31.2 million cash used in investing activities was primarily attributed to the purchase of a $27.9 million new facility. Cash provided by financing activities was approximately $26.0 million in 2000, $31.2 million in 1999 and $26,000 in 1998. Cash provided by financing activities in 2000 was primarily due to cash generated from a loan used to purchase PLX's primary facilities in the fourth quarter of 2000.

            In November 2000, we entered into a loan agreement to borrow $28.5 million in connection with our purchase of a facility in Sunnyvale, California. The agreement includes covenants regarding profitability and sets interest at a rate of LIBOR plus 0.45%. The agreement requires monthly interest payments with the outstanding principal balance due and payable in November 2005.

             In January 2001, the Board of Directors of the Company approved a stock repurchase program whereby up to 2,000,000 shares of its common stock may be purchased in the open market or in privately negotiated transactions.

            As of December 31, 2000, we had no material purchase commitments outstanding.

            We believe that our existing resources, together with cash generated from our operations will be sufficient to meet our capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including the inventory levels we maintain, the level of investment we make in new technologies and improvements to existing technologies and the levels of monthly expenses required to launch new products. To the extent that existing resources and future earnings are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. Additional funds may not be available or, if available, we may not be able to obtain them on terms favorable to us and our stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

            In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. We are required to adopt SFAS 133, as amended, effective January 1, 2001. We anticipate that the adoption of SFAS 133 will have no impact on results of operations or financial position, as we hold no derivative financial instruments and do not currently engage in hedging activities.

            In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 was effective for our fiscal year 2000. The adoption of SAB 101 did not have a material affect on our financial position or results of operations.

            In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on our financial position or results of operations.

            On February 14, 2001, the Financial Accounting Standards Board issued a limited revision of its September 7, 1999 exposure Draft, "Business Combinations and Intangible Assets", that proposes to significantly change the accounting for goodwill acquired in a purchase business combination. Under the revised proposal, goodwill would not be amortized but would be reviewed for impairment, using a complex methodology different from the original proposal, when an event occurs indicating the potential for impairment. Goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The nonamortization approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after the application of the new standard. Amortization of the remaining book value of goodwill would cease and the new impairment-only approach would apply. The FASB expects to release the final statement in June 2001. The provisions of the proposed statement are to be applied at the beginning of the first fiscal quarter following its issuance for all entities.

            CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, the statements regarding (a) the growing demand for standards-based components such as the Company's semiconductor devices that connect systems together; (b) the Company's objective to expand its advantages in data transfer technology, under the heading "Item 1, Business - Overview"; the statements regarding (a) the Company's objective to continue to expand its market position as a developer and supplier of I/O connectivity solutions for high-performance embedded systems, (b) the Company's plan to target those applications where the Company believes it can attain a leadership position, (c) the Company's belief that its understanding of I/O technology trends and market requirements allows it to bring to market more quickly new products that support the latest I/O technology, under the heading "Item 1, Business - Strategy"; the statements regarding (a) the Company's belief with respect to the principal factors of competition in the business, (b) the Company's belief that it competes favorably with respect to each of those factors, under the heading "Item 1, Business - Competition"; the statements regarding (a) the Company's belief that providing customers with comprehensive product support is critical to remaining competitive in the markets it serves, (b) the Company's belief that its close contact with customer design engineers provides valuable input into existing product enhancements and next generation product specifications, under the heading "Item 1, Business - Sales, Marketing and Technical Support"; the Company's belief that the transition of its products to smaller geometries will be important for the Company to remain competitive under the heading "Item 1, Business - Manufacturing"; the Company's belief that its current facilities will be adequate through 2000 under the heading "Item 2, Properties"; the statement regarding the Company's intention to retain earnings for use in its business and not to pay any cash dividend in the foreseeable future under the heading "Item 5, Market for Registrant's Common Equity and Related Stockholder Matters"; the Company's belief that its long-term success will depend on its ability to introduce new products under the heading "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview"; the statements regarding (a) the Company's expectation that research and development expenses, selling, general and administrative expenses in absolute dollars will likely increase in future periods, (b) the Company's expectation to record amortization of deferred compensation related to the stock grants of approximately $800,000 per quarter through September 30, 2003; the Company's belief that its existing resources, together with cash generated from its operations, will be sufficient to meet its capital requirements for at least the next twelve months.

All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those included in such forward-looking statements. These cautionary statements should be considered in the context of the factors listed below, as well as those disclosed from time to time in the Company's Reports on Forms 10-Q and 8-K.

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

A LARGE PORTION OF OUR REVENUES IS DERIVED FROM SALES TO THIRD-PARTY DISTRIBUTORS WHO MAY TERMINATE THEIR RELATIONSHIPS WITH US AT ANY TIME

            We depend on distributors to sell a significant portion of our products. In 2000, net revenues through distributors accounted for approximately 65% of our net revenues. Some of our distributors also market and sell competing products. Distributors may terminate their relationships with us at any time. Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. For example, in March 2001, we decided to terminate our relationship with Unique, our US distributor that accounted for 11% of our fiscal year 2000, revenues, and service all of our US customers directly or through manufacturers representatives. The loss of one or more of our major distributors could have a material adverse effect on our business as we may not be successful in servicing our customers directly or through manufacturers' representatives.

THE DEMAND FOR OUR PRODUCTS DEPENDS UPON OUR ABILITY TO SUPPORT EVOLVING INDUSTRY STANDARDS

            Substantially all of our revenues are derived from sales of products, which rely on the PCI standard. If the embedded systems markets move away from this standard and begin using new standards, we may not be able to successfully design and manufacture new products that use these new standards. There is also the risk that new products we develop in response to new standards may not be accepted in the market. In addition, the PCI standard is continuously evolving, and we may not be able to modify our products to address new PCI specifications. Any of these events would have a material adverse effect on our business.

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

            Sales outside of North America accounted for 39%, 35% and 34% of our revenues in 2000, 1999 and 1998, respectively. We anticipate that these sales may increase in future periods and may account for an increasing portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products, sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

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

INTEGRATION OF SEBRING SYSTEMS MAY BE DIFFICULT TO ACHIEVE, WHICH MAY ADVERSELY AFFECT OPERATIONS

             Our acquisition of Sebring Systems involves risks related to the integration and management of acquired technology, operations and personnel. The integration of Sebring Systems with our business has been and will continue to be a complex, time-consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. We must operate as a combined organization utilizing common information and communications systems, operating procedures, financial controls and human resources practices. We may encounter substantial difficulties, costs and delays involved in integrating our operations, including:

            - our ability to bring to market the products in development;

            -       potential conflicts between business cultures;

            -       perceived adverse changes in business focus;

            - potential conflicts in distribution, marketing or other important relationships; and

            - the loss of key employees and/or the diversion of management's attention from other ongoing business concerns.

OUR POTENTIAL FUTURE ACQUISITIONS MAY NOT BE SUCCESSFUL BECAUSE OF OUR LIMITED EXPERIENCE WITH ACQUISITIONS IN THE PAST

            There have been a significant number of mergers and acquisitions in the semiconductor industry in the past. As part of our business strategy, we expect to review acquisition prospects that would complement our existing product offerings, improve market coverage or enhance our technological capabilities. In May 2000, we acquired Sebring Systems. We have no current agreements or negotiations underway with respect to any acquisitions, and we may not be able to locate suitable acquisition opportunities. Future acquisitions could result in the following:

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

            Since we have had limited experience with acquisitions in the past, we are not certain that we will be able to successfully integrate any businesses, products, technologies or personnel that may be acquired in the future. Our failure to do so could have a material adverse effect on our business.

OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTERESTS OF OUR OTHER STOCKHOLDERS

            Our principal stockholders beneficially owned a substantial amount of our outstanding common stock as of December 31, 2000. Although these stockholders do not have majority control, they currently have, and likely will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other stockholders. In addition, the voting power of these stockholders could have the effect of delaying or preventing a change in control of PLX.

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

       ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short and long-term investments and restricted cash and investments of approximately $50.2 million at December 31, 2000. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

            The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. The Company invests primarily in high-quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than $0.5 million decrease (less than 1%) in the fair value of the Company's available-for-sale securities.

            We are exposed to interest rate risk associated with a promissory note to borrow $28.5 million in connection with our facility purchase in 2000. Interest payments on the note are tied to the LIBOR rate. We have evaluated the changes in the payments arising from hypothetical changes in LIBOR and such changes would not be material to our results of operations or financial position.

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

                                    PART III

           ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

                         ITEM 11: EXECUTIVE COMPENSATION

            The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

     ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

             ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                     PART IV

    ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a)       1.          Consolidated Financial Statements

            For the following financial information included herein, see Index on page 28:

            Report of Ernst & Young LLP, Independent Auditors.
            Consolidated Balance Sheets as of December 31, 2000 and 1999. Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000.
            Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2000.
            Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000.
            Notes to Consolidated Financial Statements.

                      2.          Financial Statement Schedule

            The financial statement schedules of the Company are included in
Part IV of this report:

For the three years ended December 31, 2000--II Valuation and Qualifying
Accounts.

                      3.          Exhibits Index

            See Exhibit Index immediately following the signature page for a list of exhibits filed or incorporated by reference as a part of this report.

            (b)         Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2000.

            (c)         Exhibits

            The Company hereby files, as exhibits to this Form 10-K, those exhibits listed in Item 14 (a) (3) above.

                              PLX TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 PAGE
                                                                                                 ----
Report of Ernst & Young LLP, Independent Auditors .............................................   31
Consolidated Balance Sheets as of December 31, 2000 and 1999 ..................................   32
Consolidated Statements of Operations for each of the three years in the period ended
December 31, 2000 .............................................................................   33
Consolidated Statements of Stockholders' Equity for each of the three years in the period
ended December 31, 2000 .......................................................................   34
Consolidated Statements of Cash Flows for each of the three years in the period ended
December 31, 2000 .............................................................................   35
Notes to Consolidated Financial Statements ....................................................   36

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
PLX Technology, Inc.

            We have audited the accompanying consolidated balance sheets of PLX Technology, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PLX Technology, Inc. as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                       /s/ Ernst & Young LLP

San Jose, California
January 22, 2001

                              PLX TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS

                                                                         YEARS ENDED DECEMBER 31,
                                                                         ------------------------
                                                                             2000         1999
                                                                             ----         ----
Current assets:
  Cash and cash equivalents ...........................................   $  16,621    $   8,636
  Short-term investments ..............................................       3,340       20,075
  Accounts receivable, less allowance for doubtful
      accounts of $318 in 2000 and $240 in 1999 .......................       4,772        5,439
  Inventories .........................................................       4,521        2,504
  Deferred tax assets .................................................       4,099        1,379
  Other current assets ................................................       1,290          447
                                                                          ---------    ---------
Total current assets ..................................................      34,643       38,480
Goodwill, net of amortization of $2,031 ...............................      11,308           --
Other intangible assets, net of amortization of $506 ..................       2,964           --
Property and equipment, net ...........................................      31,277        1,537
Long-term investments .................................................          --       11,198
Restricted cash and investments .......................................      33,146           --
Other assets ..........................................................         141          840
                                                                          ---------    ---------
   Total Assets .......................................................   $ 113,479    $  52,055
                                                                          =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable ................................................   $   5,064    $   1,825
      Accrued compensation and benefits ...............................       1,491        1,052
      Deferred revenues ...............................................       1,430        1,001
      Income tax payable ..............................................         833          847
      Accrued commissions .............................................         345          320
      Deferred tax liability ..........................................       1,100           --
      Other accrued expenses ..........................................       1,518          608
                                                                          ---------    ---------
Total current liabilities .............................................      11,781        5,653
Long-term notes payable ...............................................      28,500           --
Commitments
Stockholders' equity:
      Preferred stock, $.001 par value:
         Authorized--5,000,000 shares: none issued and outstanding ....          --           --
      Common Stock, $.001 par value: authorized--
         30,000,000 shares: issued and outstanding--
         23,168,895 in 2000 and 22,008,809 in 1999 ....................          23           22
      Additional paid-in capital ......................................      79,715       36,828
      Deferred compensation ...........................................      (9,312)        (192)
      Notes receivable for employee stock purchases ...................         (50)          --
      Accumulated other comprehensive income (loss) ...................          54          (66)
      Retained earnings ...............................................       2,768        9,810
                                                                          ---------    ---------
Total stockholders' equity ............................................      73,198       46,402
                                                                          ---------    ---------
Total liabilities and stockholders' equity ............................   $ 113,479    $  52,055
                                                                          =========    =========

See accompanying notes to consolidated financial statements.

                              PLX TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                          YEARS ENDED DECEMBER 31,
                                                                     --------------------------------
                                                                       2000        1999        1998
                                                                       ----        ----        ----
Net revenues .....................................................   $ 65,351    $ 40,699    $ 26,276
Cost of revenues .................................................     19,368      12,868       9,671
                                                                     --------    --------    --------
Gross margin .....................................................     45,983      27,831      16,605
Operating expenses
   Research and development ......................................     16,350       7,268       6,552
   Selling, general and administrative ...........................     15,862      10,569       6,670
   In process research and development ...........................     14,342          --          --
   Amortization of goodwill and purchased intangible assets ......      2,537          --          --
                                                                     --------    --------    --------
Total operating expenses .........................................     49,091      17,837      13,222
                                                                     --------    --------    --------
Operating income (loss) ..........................................     (3,108)      9,994       3,383
Interest income and other, net ...................................      1,966       1,473          75
                                                                     --------    --------    --------
Income (loss) before provision for income taxes and equity in
   net loss of unconsolidated investee ...........................     (1,142)     11,467       3,458
Provision for income taxes .......................................      5,900       3,896         692
                                                                     --------    --------    --------
Income (loss) before equity in net loss of unconsolidated
   investee ......................................................     (7,042)      7,571       2,766
Equity in net loss of unconsolidated investee ....................         --        (340)         --
                                                                     --------    --------    --------
Net income (loss) ................................................   $ (7,042)   $  7,231    $  2,766
                                                                     ========    ========    ========
Basic earnings (loss) per share ..................................   $  (0.31)   $   0.43    $   0.77
                                                                     --------    --------    --------
Shares used to compute basic per share amounts ...................     22,560      17,007       3,601
                                                                     ========    ========    ========
Diluted earnings (loss) per share ................................   $  (0.31)   $   0.33    $   0.15
                                                                     --------    --------    --------
Shares used to compute diluted per share amounts .................     22,560      21,849      18,405
                                                                     ========    ========    ========

See accompanying notes to consolidated financial statements.

                              PLX TECHNOLOGY, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)


                                                 REDEEMABLE
                                                 CONVERTIBLE
                                                PREFERRED STOCK                  COMMON STOCK           ADDITIONAL
                                            --------------------------    --------------------------     PAID IN        DEFERRED
                                               SHARES        AMOUNT         SHARES         AMOUNT        CAPITAL      COMPENSATION
                                            -----------    -----------    -----------    -----------   -----------    ------------
Balance at January 1, 1998 ...............    4,579,636    $         5      4,674,416    $         5   $     5,500    $      (235)
  Repurchase of common stock .............           --             --        (47,773)            --           (10)            --
  Unearned compensation related to
     stock options .......................           --             --             --             --           127           (127)
  Amortization of unearned
     compensation ........................           --             --             --             --            --             79
  Payments on stockholder notes
     receivable ..........................           --             --             --             --            --             --
  Net income and comprehensive
     income ..............................           --             --             --             --            --             --
                                            -----------    -----------    -----------    -----------   -----------    ------------
Balance at December 31, 1998 .............    4,579,636              5      4,626,643              5         5,617           (283)
  Issuance of common stock, net of
     issuance costs ......................           --             --      3,795,000              4        30,997             --
  Conversion of redeemable
     convertible preferred stock to
     common stock ........................   (4,579,636)            (5)    13,738,908             13            (8)            --
  Issuance of Stock pursuant to
     exercise of stock options ...........           --             --         22,950             --           106             --
  Payments on stockholder notes
     receivable ..........................           --             --             --             --            --             --
  Repurchase of common stock .............           --             --       (174,692)            --           (30)            --
  Compensation related to stock
     options issued to non-employees .....           --             --             --             --           146             --
  Amortization of deferred
     compensation ........................           --             --             --             --            --             91
  Comprehensive income:
      Unrealized loss on investments .....           --             --             --             --            --             --
      Net income .........................           --             --             --             --            --             --
  Total comprehensive income .............
                                            -----------    -----------    -----------    -----------   -----------    ------------
Balance at December 31, 1999 .............           --             --     22,008,809             22        36,828           (192)
  Issuance of common stock related
     to acquisition of Sebring Systems ...           --             --        960,931              1        28,867             --
  Deferred compensation on options
     issued related to acquisition of
     Sebring Systems .....................           --             --             --             --        13,434        (12,310)
  Issuance of Stock pursuant to
     exercise of stock options ...........           --             --        267,393             --         1,532             --
  Stockholder notes receivable ...........           --             --             --             --            --             --
  Repurchase of common stock .............           --             --        (68,238)            --           (28)            --
  Reversal of deferred compensation
     on options associated with
     employee terminations ...............           --             --             --             --        (4,409)         4,409
  Deferred compensation on stock
     options issued to employees .........           --             --             --             --         3,491         (3,491)
  Amortization of deferred
     compensation ........................           --             --             --             --            --          2,272
  Comprehensive income:
      Unrealized gain on investments .....           --             --             --             --            --             --
      Net loss ...........................           --             --             --             --            --             --
  Total comprehensive income .............
                                            -----------    -----------    -----------    -----------   -----------    ------------
Balance at December 31, 2000 .............           --    $        --     23,168,895    $        23   $    79,715    $    (9,312)
                                            ===========    ===========    ===========    ===========   ===========    ============

                                               NOTES
                                             RECEIVABLE
                                                FOR          ACCUMULATED     RETAINED
                                              EMPLOYEE         OTHER         EARNINGS         TOTAL
                                                STOCK       COMPREHENSIVE  (ACCUMULATED   STOCKHOLDERS'
                                              PURCHASES     INCOME (LOSS)    DEFICIT)        EQUITY
                                             ------------   -------------  ------------   ------------
Balance at January 1, 1998 ...............   $      (199)            --    $      (187)   $     4,889
  Repurchase of common stock .............            --             --             --            (10)
  Unearned compensation related to
     stock options .......................            --             --             --             --
  Amortization of unearned
     compensation ........................            --             --             --             79
  Payments on stockholder notes
     receivable ..........................            36             --             --             36
  Net income and comprehensive
     income ..............................            --             --          2,766          2,766
                                             ------------   -------------  ------------   ------------
Balance at December 31, 1998 .............          (163)            --          2,579          7,760
  Issuance of common stock, net of
     issuance costs ......................            --             --             --         31,001
  Conversion of redeemable
     convertible preferred stock to
     common stock ........................            --             --             --             --
  Issuance of Stock pursuant to
     exercise of stock options ...........            --             --             --            106
  Payments on stockholder notes
     receivable ..........................           163             --             --            163
  Repurchase of common stock .............            --             --             --            (30)
  Compensation related to stock
     options issued to non-employees .....            --             --             --            146
  Amortization of deferred
     compensation ........................            --             --             --             91
  Comprehensive income:
      Unrealized loss on investments .....            --            (66)            --            (66)
      Net income .........................            --             --          7,231          7,231
                                                                                          ------------
  Total comprehensive income .............                                                      7,165
                                             ------------   -------------  ------------   ------------
Balance at December 31, 1999 .............            --            (66)         9,810         46,402
  Issuance of common stock related
     to acquisition of Sebring Systems ...            --             --             --         28,868
  Deferred compensation on options
     issued related to acquisition of
     Sebring Systems .....................            --             --             --          1,124
  Issuance of Stock pursuant to
     exercise of stock options ...........            --             --             --          1,532
  Stockholder notes receivable ...........           (50)            --             --            (50)
  Repurchase of common stock .............            --             --             --            (28)
  Reversal of deferred compensation
     on options associated with
     employee terminations ...............            --             --             --             --
  Deferred compensation on stock
     options issued to employees .........            --             --             --             --
  Amortization of deferred
     compensation ........................            --             --             --          2,272
  Comprehensive income:
      Unrealized gain on investments .....            --            120             --            120
      Net loss ...........................            --             --         (7,042)        (7,042)
                                                                                          ------------
  Total comprehensive income .............                                                     (6,922)
                                             ------------   -------------  ------------   ------------
Balance at December 31, 2000 .............   $       (50)   $        54    $     2,768    $    73,198
                                             ============   =============  ============   ============

          See accompanying notes to consolidated financial statements.

                              PLX TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                YEARS ENDED DECEMBER 31,
                                                                           --------------------------------
                                                                             2000        1999        1998
                                                                             ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).......................................................   $ (7,042)   $  7,231    $  2,766
Adjustments required to reconcile net income (loss) to cash flows provided by operating activities:
   Depreciation ........................................................      1,519         933         737
   Amortization of deferred compensation ...............................      2,272          91          79
   Compensation related to acceleration of stock options ...............      1,124          --          --
   Compensation related to stock options issued to non-employees .......         --         146
   Amortization of goodwill and other intangible assets ................      2,537          --          --
   In-process research and development .................................     14,342          --          --
   Equity in net loss of unconsolidated investee .......................         --         340          --
   Changes in operating assets and liabilities:
      Accounts receivable ..............................................        667      (3,366)        486
      Inventories ......................................................     (2,017)     (1,160)       (131)
      Deferred tax assets ..............................................     (2,720)       (644)       (544)
      Other current assets .............................................     (2,284)       (115)       (281)
      Other assets .....................................................       (480)        (30)          6
      Accounts payable .................................................      2,875         224        (238)
      Accrued compensation and benefits ................................         (3)        328         335
      Deferred revenues ................................................        429         409         300
      Income tax payable ...............................................        (14)        405         331
      Deferred tax liability ...........................................      1,100          --          --
      Accrued commissions ..............................................         25         220         (78)
      Other accrued expenses ...........................................        884          61         232
                                                                           --------    --------    --------
Net cash provided by operating activities ..............................     13,214       5,073       4,000

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of short-term investments ..................................    (23,733)    (20,087)         --
   Sales of short-term investments .....................................      6,745          --          --
   Maturities of short-term investments ................................     24,070          --          --
   Purchase of long-term investments ...................................     (8,149)    (11,252)         --
   Purchase of property and equipment ..................................    (30,212)       (955)     (1,089)
   Cash acquired in Sebring acquisition ................................         33          --          --
   Investment in unconsolidated investee ...............................         --      (1,021)         --
                                                                           --------    --------    --------
Net cash used in investing activities ..................................    (31,246)    (33,315)     (1,089)
                                                                           --------    --------    --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from sales of common stock .................................      1,532      31,107          --
   Proceeds from issuance of promissory note ...........................     28,500          --          --
   Increase in restricted cash and investments .........................     (4,025)         --          --
   Repurchases of common stock .........................................        (28)        (30)        (10)
   Repayments of stockholder notes receivable ..........................         38         163          36
                                                                           --------    --------    --------
Net cash provided by financing activities ..............................     26,017      31,240          26
                                                                           --------    --------    --------
Increase in cash and cash equivalents ..................................      7,985       2,998       2,937
Cash and cash equivalents at beginning of year .........................      8,636       5,638       2,701
                                                                           --------    --------    --------
Cash and cash equivalents at end of year ...............................   $ 16,621    $  8,636    $  5,638
                                                                           ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for income taxes ..........................................   $  7,529    $  3,785    $    905
   Cash paid for interest ..............................................   $    186          --          --

See accompanying notes to consolidated financial statements.

                              PLX TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

            PLX Technology, Inc. (the Company) develops and markets I/O interconnectivity solutions that speed the transfer of data in high-performance embedded systems. The Company's principal products are high performance semiconductor devices, as well as related software development kits and hardware design kits. Semiconductor devices account for substantially all of the Company's net revenues.

BASIS OF PRESENTATION

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS

            The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

            The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). Under FAS 115, management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2000 and 1999, all debt securities were designated as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization, as well as any interest earned on the securities, is included in interest income and other, net. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and other, net. The cost of securities sold is based on the specific identification method.

            The Company invests its excess cash in high quality, short-term and long-term debt and equity instruments. The following is a summary of the Company's investments by major security type at December 31, 2000 and December 31, 1999 (in thousands):

                                                              GROSS          GROSS
                                              AMORTIZED     UNREALIZED     UNREALIZED
                                                COST           GAINS          LOSSES      FAIR VALUE
                                                ----           -----          ------      ----------
2000
Operating Cash                                $  2,251      $     --       $     --       $  2,251
Money market mutual funds                        2,794            --             --          2,794
Certificates of Deposit                          1,000            --             --          1,000
Municipal Bonds                                 43,013            53             (7)        43,059
Corporate Debt Securities                        1,995             1             --          1,996
U.S. Government & agency securities              2,000             7             --          2,007
                                              --------      --------       --------       --------
                                              $ 53,053      $     61       $     (7)      $ 53,107
                                              ========      ========       ========       ========
1999
Operating Cash                                $    274      $     --       $     --       $    274
Money market mutual funds                        1,070            --             --          1,070
Certificates of Deposit                          1,499             1             --          1,500
Commercial Paper                                14,765            --             (6)        14,759
Municipal Bonds                                 18,865             2            (53)        18,814
Corporate Debt Securities                        1,502            --             (2)         1,500
U.S. Government & agency securities              2,000            --             (8)         1,992
                                              --------      --------       --------       --------
                                              $ 39,975      $      3       $    (69)      $ 39,909
                                              ========      ========       ========       ========

            At December 31, 2000, the fair value of long-term debt investments which are included in restricted cash and investments due within one to two years was approximately $5.3 million.

INVENTORIES

            Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories were as follows:

                                       DECEMBER 31,
                                    -----------------
                                     2000        1999
                                     ----        ----
                                      (IN THOUSANDS)
Work in Process ..............      $  646      $  193
Finished goods ...............       3,875       2,311
                                    ------      ------
      Total ..................      $4,521      $2,504
                                    ======      ======

PROPERTY AND EQUIPMENT

            Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of 39 years for building and three to five years for equipment, furniture and purchased software. Leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the leases.

            Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable. The recoverability of the carrying amount of property and equipment is assessed based on estimated future undiscounted cash flows and if impairment exists a charge to operations is measured as the excess of the carrying amount over the fair value of the assets. Based upon this method of assessing recoverability, no asset impairment occurred in any of the years presented.

            Property and equipment are as follows:

                                                DECEMBER 31,
                                         ------------------------
                                           2000           1999
                                           ----           ----
                                              (IN THOUSANDS)
Land ..............................      $  8,550       $     --
Building ..........................        19,333             --
Equipment and furniture ...........         4,589          2,471
Purchased software ................         3,544          1,521
                                         --------       --------
                                           36,016          3,992
Accumulated depreciation ..........        (4,739)        (2,455)
                                         --------       --------
Net property and equipment ........      $ 31,277       $  1,537
                                         ========       ========

GOODWILL AND OTHER INTANGIBLES

            Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of identifiable net tangible and intangible assets acquired. Goodwill and other acquisition-related intangibles are amortized on a straight-line basis over 4 years. Goodwill and other intangibles are reviewed for recoverability periodically or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount is compared to the undiscounted cash flows of the businesses acquired. Should the review indicate that these intangibles are not recoverable, their carrying amount would be reduced by the estimated shortfall of those cash flows. No impairment has been indicated to date.

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

ADVERTISING

            The Company accounts for advertising costs as expenses in the period in which they are incurred. Advertising expenses for 2000, 1999 and 1998 were $280,000, $77,000 and $70,000, respectively.

SOFTWARE DEVELOPMENT COSTS

            In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," the Company capitalizes eligible computer software costs upon achievement of technological feasibility subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. The period between the achievement of technological feasibility and release of the Company's software products has been of short duration. As of December 31, 2000, 1999 and 1998 such costs were insignificant. Accordingly, the Company has charged all such costs to research and development expenses in the accompanying consolidated statements of operations.

USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

COMPREHENSIVE INCOME (LOSS)

            The Company's comprehensive income (loss) is comprised of net income
(loss) and unrealized holding gains (losses) on marketable equity securities and investments. The accumulated other comprehensive income (loss) within the stockholders' equity section of the balance sheet is comprised entirely of unrealized gains (losses) from marketable equity securities and investments.

RECENT ACCOUNTING PRONOUNCEMENTS

            In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" (SFAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133, as amended, is required to be adopted by the Company effective January 1, 2001, and is not anticipated to have an impact on the Company's results of operations or financial position when adopted, as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

            In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 was effective for the Company in fiscal 2000. The adoption of SAB 101 did not have a material affect on our financial position or results of operations.

            In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the Company's financial position or results of operations.

            On February 14, 2001, the Financial Accounting Standards Board issued a limited revision of its September 7, 1999 exposure Draft, "Business Combinations and Intangible Assets", that proposes to significantly change the accounting for goodwill acquired in a purchase business combination. Under the revised proposal, goodwill would not be amortized but would be reviewed for impairment, using a complex methodology different from the original proposal, when an event occurs indicating the potential for impairment. Goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The nonamortization approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after the application of the new standard. Amortization of the remaining book value of goodwill would cease and the new impairment-only approach would apply. The FASB expects to release the final statement in June 2001. The provisions of the proposed statement are to be applied at the beginning of the first fiscal quarter following its issuance for all entities.

2. NET INCOME (LOSS) PER SHARE

            Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period that are not subject to repurchase. Diluted net income (loss) per share is calculated using the weighted average number of outstanding shares of common stock plus dilutive common stock equivalents.

            A reconciliation of shares used in the calculation of basic and diluted net income (loss) per share is as follows:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                               2000           1999          1998
                                                                               ----           ----          ----
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) .....................................................      $ (7,042)      $  7,231      $  2,766
                                                                             ========       ========      ========
Weighted average shares of common stock outstanding ...................        22,636         17,548         4,657
Less weighted average shares of common stock subject to repurchase ....           (76)           541        (1,056)
                                                                             --------       --------      --------
Shares used in computing basic net income (loss) per share ............        22,560         17,007         3,601
                                                                             ========       ========      ========
Net income (loss) per share -- Basic ..................................      $  (0.31)      $   0.43      $   0.77
                                                                             ========       ========      ========
Shares used in computing basic net income (loss) per share ............        22,560         17,007         3,601
Effect of dilutive securities:
      Stock options ...................................................            --            763             9
      Unvested restricted stock .......................................            --            541         1,056
      Redeemable convertible preferred stock ..........................            --          3,538        13,739
                                                                             --------       --------      --------
Shares used in computing diluted net income (loss) per share ..........        22,560         21,849        18,405
                                                                             ========       ========      ========
Net income (loss) per share -- diluted ................................      $  (0.31)      $   0.33      $   0.15
                                                                             ========       ========      ========

3. CONCENTRATIONS OF CREDIT, CUSTOMER AND SUPPLIER RISK

            Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments and trade receivables. The Company generally invests its excess money in money market funds, commercial paper of corporations with high credit ratings, municipal bonds, and treasury bills. The Company has not experienced any significant losses on its cash equivalents or short and long-term investments. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. Through fiscal 2000, a relatively small number of customers and resellers accounted for a significant percentage of the Company's revenues. The Company analyzes the need for reserves for potential credit losses and records reserves when necessary.

            Currently, the Company relies on single source suppliers of materials for the significant majority of its product inventory. As a result, should the Company's current suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results may be adversely impacted.

4. BUSINESS COMBINATION

            On May 19, 2000, the Company purchased Sebring Systems Inc., a development stage company, that was developing the SebringRing(TM), a silicon switch fabric interconnect solution, for an aggregate purchase price, including assumed liabilities of $32.3 million. The transaction was accounted for using purchase accounting. Prior to the purchase, we owned approximately 16% of the outstanding shares of Sebring, which was accounted for using the equity method of accounting.

             The financial results for the year ended December 31, 2000 reflect the acquisition from the date the transaction was closed.

            The purchase price of the Sebring Systems acquisition is summarized below:

(in thousands)
Net previous investment in Sebring ..........  $   681
Fair value of common stock issued ...........   24,196
Fair value of options assumed ...............    4,672
Assumed liabilities .........................    2,242
Acquisition costs ...........................      525
                                               -------
Total consideration .........................  $32,316
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

            The allocation was based on an independent appraisal and estimate of fair value.

(in thousands)
Net tangible assets .........................      $ 1,165
In-process technology .......................       14,342
Goodwill and other intangible assets:
   Goodwill .................................       13,339
   Acquired employees .......................          983
   Tradename ................................          355
   Patents ..................................        2,132
                                                   -------
                                                    16,809
                                                   -------
 Net assets acquired ........................      $32,316
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

            The net cash flows from the identified project utilized were based on estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, royalty costs and income taxes from the project. These estimates were based on assumptions mentioned below. The research and development costs excluded costs to bring the acquired in-process project to technological feasibility.

            The estimated revenues were based on management projections of the acquired in-process project. The business projections were compared with and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the acquired in-process technology product were assumed to peak in fiscal 2003 and decline in fiscal 2004 as other new products were expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions, by the Company and its competitors.

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

            As of December 31, 2000, the Company estimates that the project was 95% complete. However, the development of this project remains a significant risk to the Company due to the remaining effort to achieve technical feasibility, integration of Sebring and the Company, employee retention, rapidly changing customer markets and significant competitive threats from numerous companies. Failure to bring these products to market in a timely manner could adversely impact sales and profitability of the Company in the future. Additionally, the value of the intangible assets acquired may become impaired.

            UNAUDITED PRO FORMA FINANCIAL RESULTS

            The unaudited pro forma financial information combines the historical statements of operations of PLX Technology, Inc. and Sebring Systems, Inc. for the years ended December 31, 2000 and 1999 and gives effect to the transaction, including the amortization of goodwill and other intangible assets and the recognition of deferred compensation, as if they occurred at the beginning of each period presented. The amount of the aggregate purchase price allocated to purchased in-process research and development has been excluded from the pro forma information, as it is a non-recurring item.

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

                                                                      YEAR ENDED DECEMBER 31,
                                                                     ------------------------
                                                                        2000          1999
                                                                        ----          ----
                                                                             (UNAUDITED)
                                                            (in thousands, except per share amounts)
Net revenues                                                          $ 65,351      $ 41,074
Net income (loss)                                                     $  1,848      $ (4,745)
Net income (loss) per share -- basic and diluted                      $   0.08      $  (0.26)
Number of shares used in per share calculations - basic                 22,560        17,968
Number of shares used in per share calculations - diluted               23,550        17,968

5. EMPLOYEE STOCK PLANS

            At December 31, 2000, 4,145,559 shares of the Company's common stock were reserved for future issuance.

            On May 7, 1986 the Board of Directors of the Company approved a form of Restricted Stock Purchase Agreement to be used to sell restricted shares of the Company's common stock (the "Restricted Stock") to its employees, officers and consultants. There was no formal, written plan. From time to time, the Board of Directors reserved shares of its common stock for grant under the program. At December 31, 2000, a total of 4,164,726 shares of Restricted Stock were issued and outstanding pursuant to the program. The shares were issued at fair market value as determined by the Board of Directors. The repurchase price of the restricted shares is the original sales price. The shares are subject to a repurchase option in favor of the Company (the "Repurchase Option") that expires over a period of four years from the date of issuance. Under the program's standard vesting schedule, the number of shares subject to the Repurchase Option is reduced as follows: (i) on the first anniversary of the date of issuance, the number of shares subject to the Repurchase Option is reduced by 25%; and (ii) each month thereafter, the number of shares subject to the Repurchase Option is reduced by 2.083% of the total Restricted Stock issued. As consideration for the issuance of such Restricted Stock, each of the officers has paid 20% of the aggregate purchase price of the Restricted Stock issued to him in cash and executed a promissory note (each, a "Note") for the remaining 80% of the aggregate purchase price. The Notes accrued interest at a rate of 6% per annum. The notes were full recourse. All outstanding notes were repaid during 1999. The program was terminated upon adoption of our 1998 Incentive Stock Plan on January 15, 1998. As of December 31, 2000 there were 75,730 shares subject to repurchase.

            The Company's 1998 Stock Incentive Plan (the "1998 Plan") was approved by the Board of Directors on January 15, 1998. The 1998 Plan provides for the grant of both incentive and nonqualified stock options. A total of 1,500,000 shares of common stock have been reserved for issuance under the 1998 Plan. The Company's 1999 Stock Incentive Plan (the "1999 Plan") was approved by the Board of Directors on January 25, 1999. The 1999 Plan provides for the grant of both incentive and nonqualified stock options. A total of 2,500,000 shares of common stock have been reserved for issuance under the 1999 Plan. The maximum term of any stock option granted under the 1998 and 1999 Plans is ten years, except that with respect to incentive stock options granted to a person possessing more than 10% of the combined voting power of the Company (a 10% stockholder), the term of such stock options shall be for no more than five years. The exercise price of incentive stock options granted under the 1998 and 1999 Plan must be at least 100% of the fair market value of the common stock on the grant date except that the exercise price of incentive stock options granted to a 10% stockholder must be at least 110% of such fair market value on the date of grant. The options generally vest over a period of three to four years.

            Activity under the 1998 and 1999 Plans is summarized as follows:

                                                                                            OPTIONS OUTSTANDING
                                                                       ---------------------------------------------------------
                                                   OPTIONS                                                       WEIGHTED
                                                 AVAILABLE FOR           NUMBER OF          AGGREGATE          AVERAGE EXERCISE
                                                     GRANT                OPTIONS        EXERCISE PRICE            PRICE
                                                     -----                -------        --------------            -----
                                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Balance at January 1, 1998 ...........                   --                    --          $         --          $   --
     Options authorized ..............              800,000                    --                    --          $   --
     Options granted .................             (660,250)              660,250             3,246,250          $    4.92
     Options canceled ................               15,000               (15,000)              (75,000)         $    5.00
                                                 -----------            ----------       ---------------
Balance at December 31, 1998 .........              154,750               645,250             3,171,205          $    4.91
     Options authorized ..............            1,700,000                    --
     Options granted .................             (964,000)              964,000            10,966,138          $   11.38
     Options exercised ...............                   --               (22,950)             (105,750)         $    4.61
     Options canceled ................               88,542               (88,542)             (691,023)         $    7.80
                                                 -----------            ----------       ---------------
Balance at December 31, 1999 .........              979,292             1,497,758            13,340,615          $    8.91
     Options authorized ..............            1,500,000                    --
     Options granted .................           (1,735,113)            2,159,774            39,165,122          $   18.13
     Options assumed .................                   --               204,989               625,374          $    3.05
     Options exercised ...............                   --              (267,393)           (1,532,701)         $    5.73
     Options canceled ................              505,053              (698,801)          (10,375,251)         $   14.85
                                                 -----------            ----------       ---------------
Balance at December 31, 2000 .........            1,249,232             2,896,327            41,223,159          $   14.23
                                                 ===========            ==========       ===============

            Options assumed of 204,989 represent options related to the May 2000 acquisition of Sebring Systems. Options assumed from Sebring Systems are no longer available for grant once canceled. As of December 31, 2000 there were 154,493 of these options vested at a weighted average exercise price of $2.87.

            The following table summarizes the information about options outstanding at December 31, 2000:

                                                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                       -------------------------------------------------------   --------------------------------
                                                          WEIGHTED AVERAGE                                            WEIGHTED
       RANGE OF                           NUMBER             REMAINING        WEIGHTED AVERAGE      NUMBER             AVERAGE
     EXERCISE PRICE                    OUTSTANDING        CONTRACTUAL LIFE     EXERCISE PRICE    EXERCISABLE       EXERCISE PRICE
     --------------                    -----------        ----------------     --------------    -----------       --------------
$1.84 - $3.00 ................            373,602          8.67 years             $    2.51         373,602          $    2.51
$5.00 ........................            399,459          7.37 years             $    5.00         399,459          $    5.00
$6.33 ........................            131,614          9.67 years             $    6.33         131,614          $    6.33
$8.00 ........................             35,000          8.25 years             $    8.00          35,000          $    8.00
$9.00 - $9.21 ................            464,186          8.26 years             $    9.01         464,186          $    9.01
$15.13 - $21.06 ..............            874,314          9.18 years             $   19.33         874,314          $   19.33
$23.00 - $40.00 ..............            618,152          9.49 years             $   26.04         618,152          $   26.04
                                        ---------                                                 ---------
Total ........................          2,896,327          8.79 years             $   14.23       2,896,327          $   14.23
                                        =========                                                 =========

            As of December 31, 2000, 1999 and 1998, there were 992,469, 316,310 and 60,134 stock options vested at weighted average exercise prices of $7.58 per share, $5.34 per share and $4.94 per share, respectively.

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

            During the year ended December 31, 2000 and December 31, 1998, the Company recorded aggregate deferred compensation of $15.8 million and $127,000, respectively, representing the difference between the grant price and the deemed fair value of the Company's common stock options granted during this period. The amortization of deferred compensation is charged to operations and is amortized on a straight-line basis over the vesting period of the options, which is typically three years. For the years ended December 31, 2000, 1999 and 1998, amortization expense was $2,272,000, $91,000 and $79,000, respectively.

            Pro forma information regarding net income (loss) is required by FAS 123, which also requires that the information be determined as if the Company has accounted for grants subsequent to December 31, 1994 under a method specified by FAS 123. The fair value of options granted in 1998 was estimated at the date of grant using the minimum value method. Options granted in 2000 were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used for 2000, 1999 and 1998:

                                                  YEARS ENDED DECEMBER 31,
                                                 --------------------------
                                                 2000       1999       1998
                                                 ----       ----       ----
Volatility .............................         0.84       0.59         --
Expected life of options (in years) ....         4.00       4.00       4.00
Dividend yield .........................         0.00%      0.00%      0.00%
Risk-free interest rate ................         6.29%      5.26%      4.95%


            If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, then the Company's net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                               YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                      2000                1999              1998
                                                      ----                ----              ----
                                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Net income (loss) as reported ...............      $ (7,042)           $  7,231           $ 2,766
Pro forma net income (loss) .................      $(12,257)           $  6,187           $ 2,642
Net income (loss) per share as reported
      Basic .................................      $  (0.31)           $   0.43           $  0.77
      Diluted ...............................      $  (0.31)           $   0.33           $  0.15
Pro forma net income per share
      Basic .................................      $  (0.54)           $   0.36           $  0.74
      Diluted ...............................      $  (0.54)           $   0.28           $  0.14

            The weighted average grant date fair value of options granted during 2000, 1999 and 1998 was $21.90, $5.76 and $0.86, respectively.

 For purposes of pro forma disclosures, the value of the stock grants and stock options is deemed amortized over the grant or option vesting period. Because FAS 123 is applicable only to stock grants subsequent to December 31, 1994, the pro forma effect was not fully reflected until 1998.

6. RETIREMENT SAVINGS PLAN

            The Company has a retirement savings plan, commonly known as a 401(k) plan, that allows all full-time employees to contribute from 1% to 15% of their pretax salary, subject to IRS limits. Beginning in 1996, the Company made a matching contribution calculated at 50 cents on each dollar of the first 6% of participant contributions. The Company's contributions to the 401(k) plan were $255,000, $187,000 and $124,000 for 2000, 1999 and 1998, respectively.

7. INCOME TAXES

            The provision for income taxes consists of the following:

                                     YEARS ENDED DECEMBER 31,
                               ------------------------------------
                                 2000          1999          1998
                                 ----          ----          ----
                                           (IN THOUSANDS)
Federal:
     Current ............      $ 6,650       $ 3,806       $ 1,235
     Deferred ...........       (1,461)         (487)         (544)
                               -------       -------       -------
                                 5,189         3,319           691
State:
     Current ............          870           734             1
     Deferred ...........         (159)         (157)           --
                               -------       -------       -------
                                   711           577             1
                               -------       -------       -------
            Total .......      $ 5,900       $ 3,896       $   692
                               =======       =======       =======

            The provision (benefit) for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal income tax rate as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                      ------------------------------------
                                                        2000         1999           1998
                                                        ----         ----           ----
                                                                   (IN THOUSANDS)
Tax (benefit) at the U.S. statutory rate .......      $  (400)      $ 4,013       $ 1,210
State taxes (net of federal benefit) ...........          462           375            --
Tax exempt interest income .....................         (157)           --            --
Non-deductible in-process R&D write off ........        5,020            --            --
Non-deductible amortization of goodwill and
      purchased intangible assets ..............          888            --            --
Research and development credit ................         (305)         (266)         (226)
Adjustment of the valuation allowance ..........           --            --          (337)
Other individually immaterial items ............          392          (226)           45
                                                      -------       -------       -------
                                                      $ 5,900       $ 3,896       $   692
                                                      =======       =======       =======

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                              YEARS ENDED DECEMBER 31,
                                              ------------------------
                                                2000          1999
                                                ----          ----
                                                  (IN THOUSANDS)
Deferred tax assets:
   Accrued expenses and reserves .......      $ 2,052       $   991
   Net operating loss carryforwards ....        1,100            --
   Other ...............................          947           388
                                              -------       -------
   Total deferred tax assets ...........        4,099         1,379
Deferred tax liabilities:
   Acquisition related intangibles .....       (1,100)           --
                                              -------       -------
   Net deferred tax assets .............      $ 2,999       $ 1,379
                                              =======       =======

            At December 31, 2000, the Company had net operating loss carryforwards for federal and state purposes of approximately $2,700,000. These carryforwards will expire beginning in 2002, if not utilized.

            Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

8. COMMITMENTS

            The Company leases certain of its facilities under noncancelable operating lease agreements. Rental expense for all leases aggregated approximately $767,000, $664,000 and $641,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum lease payments at December 31, 2000 are as follows:

                                         (IN THOUSANDS)
2001 ..............................      $  588
2002 ..............................         544
2003 ..............................         486
2004 ..............................         458
2005 ..............................          --
Thereafter ........................          --
                                         ------
Total minimum lease payments ......      $2,076
                                         ======

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

            Revenues by geographic region based on customer location were as follows:

                                         YEARS ENDED DECEMBER 31,
                                    ---------------------------------
                                      2000         1999         1998
                                      ----         ----         ----
                                              (IN THOUSANDS)
Revenues:
     United States ............      $39,658      $26,527      $17,379
     France ...................        7,232        3,945        2,890
     Europe-excluding France ..        9,858        5,676        3,393
     Asia .....................        8,603        4,551        2,614
                                     -------      -------      -------
Total .........................      $65,351      $40,699      $26,276
                                     =======      =======      =======

            For the year ended December 31, 2000, two customers accounted for 10% or more of net revenues. Unique Technologies, our U.S. distributor (see Note
13) , and A2M, a European distributor, accounted for 25% and 11% of net revenues, respectively. For the year ended December 31, 1999, Unique Technologies and A2M accounted for 25% and 10% of net revenues, respectively. For the year ended December 31, 1998, Unique Technologies and A2M accounted for 22% and 11% of revenues, respectively. No other customers accounted for more than 10% of net revenues in any period presented.

10. DEBT

            On October 25, 2000, the Company signed a promissory note to borrow $28.5 million in connection with its purchase of a facility. The loan is collaterized by cash, short-term and long-term investments of approximately $33.1 million, which is classified as restricted cash. The loan agreement includes covenants regarding profitability and bears interest at the LIBOR rate plus 0.45% (7.14% at December 31, 2000). The loan requires monthly interest payments with the outstanding principal balance due and payable on November 6, 2005. At December 31, 2000, the Company was in compliance with all covenants.

11. RELATED PARTY TRANSACTIONS

            The Company and a customer are related parties because the chairman of the Company's Board of Directors also serves on the customer's Board of Directors. For the years ended December 31, 2000, 1999 and 1998, net revenues, which were transacted at arms' length prices, to the customer were approximately $994,000, $896,000 and $330,000, respectively.

12. QUARTERLY SUMMARIES

    (In thousands, except per share amounts, unaudited)

                                                                 Three Months Ended
                                              Mar 31, 2000    Jun 30, 2000     Sep 30, 2000    Dec 31, 2000
                                              ------------    ------------     ------------    ------------
Net revenues                                    $ 14,542        $ 16,090         $ 18,409        $ 16,310
Gross profit                                      10,122          11,538           13,163          11,160
Net income (loss)                                  3,375         (12,732)           1,980             335
Net income (loss) per basic share               $   0.16        $  (0.57)        $   0.09        $   0.01
Net income (loss) per diluted share             $   0.15        $  (0.57)        $   0.08        $   0.01

                                                                 Three Months ended
                                              Mar 31, 1999    Jun 30, 1999     Sep 30, 1999    Dec 31, 1999
                                              ------------    ------------     ------------    ------------
Net revenues                                    $  8,908        $  9,413         $ 10,597        $ 11,781
Gross profit                                       5,656           6,191            7,591           8,393
Net income                                         1,085           1,582            2,128           2,436
Net income per basic share                      $   0.28        $   0.08         $   0.10        $   0.11
Net income per diluted share                    $   0.06        $   0.07         $   0.09        $   0.11

13. SUBSEQUENT EVENTS (UNAUDITED)

             In January 2001, the Board of Directors of the Company approved a stock repurchase program whereby up to 2,000,000 shares of its common stock may be purchased in the open market or in privately negotiated transactions.

             In March 2001, the Company decided to terminate its relationship with Unique, its US distributor, and service all of its US customers directly or through manufacturer's representatives.


                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                  BALANCE          ADDITIONS     DEDUCTIONS
                                                    AT            CHARGED TO      AMOUNTS           BALANCE
                                                 BEGINNING         COSTS AND      WRITTEN          AT END OF
                                                 OF PERIOD         EXPENSES     OFF/RECOVERED        PERIOD
                                                 ---------         --------     -------------        ------
Year ended December 31, 2000
   Allowance for doubtful accounts .....            $240            $150            $(72)            $318
Year ended December 31, 1999
   Allowance for doubtful accounts .....            $173            $ 70            $ (3)            $240
Year ended December 31, 1998
   Allowance for doubtful accounts .....            $158            $ --            $ 15             $173

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 2, 2001                         PLX Technology, Inc.


                                      by: /s/ MICHAEL J. SALAMEH
                                      -----------------------------------------
                                      Name:  Michael J. Salameh
                                      Title: President

                                POWER OF ATTORNEY

            KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Salameh and Rafael Torres, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

        Name and Signature                              Title(s)                                    Date
        ------------------                              --------                                    ----
/s/ MICHAEL J. SALAMEH                      President and Director                             April 2, 2001
- ---------------------------------           (Principal Executive Officer)
        Michael J. Salameh


/s/ RAFAEL TORRES                           Vice President, Chief Financial Officer            April 2, 2001
- ---------------------------------           (Principal Financial and Accounting Officer)
          Rafael Torres


/s/ D. JAMES GUZY                           Director and Chairman of the Board of              April 2, 2001
- ---------------------------------           Directors
          D. James Guzy


                                            Director
- ---------------------------------
          Eugene Flath


/s/ TIMOTHY DRAPER                          Director                                           April 2, 2001
- ---------------------------------
         Timothy Draper


/s/ YOUNG K. SOHN                           Director                                           April 2, 2001
- ---------------------------------
          Young K. Sohn


                                            Director
- ---------------------------------
          John H. Hart

                                  EXHIBIT INDEX

                EXHIBIT
                NUMBER                          DESCRIPTION
                ------                          -----------
                2.1(2)        Agreement and Plan of Merger dated April 19, 2000
                              by and among PLX Technology, Inc., OKW Technology
                              Acquisition Corporation and Sebring Systems, Inc.

                3.11(1) Amended and Restated Certificate of Incorporation of the Registrant.

                3.2(1)        Registrant's Amended and Restated Bylaws.

                4.1           Reference is made to Exhibit 3.1.

               10.1(1) Form of Indemnification Agreement between PLX and each of its Officers and Directors.

               10.2(1)(4)     1998 Stock Incentive Plan.

               10.3(1)(4)     1999 Stock Incentive Plan.

               10.4(1) Lease Agreement dated December 20, 1995 by and between Aetna Life Insurance Company as Landlord and PLX as Tenant.

               10.5(1)        Lease Agreement dated October 17, 1997 between The
                              Arrillaga Foundation and The Perry Foundation as
                              Landlords and PLX as Tenant, as amended.

               10.6(1)(4)     Form of Restricted Stock Purchase Agreement used
                              in connection with the 1986 Restricted Stock
                              Purchase Program.

               10.7(1)(4)     Form of Pledge Agreement used in connection with
                              the 1986 Restricted Stock Purchase Program.

               10.8(1)(4)     Form of Promissory Note used in connection with
                              the 1986 Restricted Stock Purchase Program.

               10.9(1)        PLX Technology, Inc. Stock Restriction,
                              Information Rights and Registration Rights
                              Agreement dated April 19, 1989.

               10.10(1)       PLX Technology, Inc. Stock Restriction,
                              Information Rights and Registration Rights
                              Agreement dated July 3, 1991.

               10.11(3)       Loan Agreement dated October 25, 2000 between
                              Wells Capital Management and PLX.

               21.1           Subsidiaries of the Company.

               23.1           Consent of Ernst & Young LLP, Independent
                              Auditors.

- ----------------

(1) Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-71795).

(2)     Incorporated by reference to Exhibit 2.1 to Form 8-K as filed June 2,
        2000.

(3) Incorporated by reference to Exhibit 10.11 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000.

(4)     Management contract or compensatory plan or arrangement.