Form 10-Q
period 2001-03-31
PLX TECHNOLOGY INC
filed 2001-05-09
CIK 850579

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2001.

      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                     to                    .
                                     -------------------    -------------------

      Commission File Number  0-25699



                      P L X   T E C H N O L O G Y,   I N C.
             (Exact name of Registrant as specified in its charter)



           Delaware                                      94-3008334
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


                      870 Maude Avenue, Sunnyvale, CA 94085
               (Address of Principal Executive Offices) (Zip Code)



       Registrant's Telephone Number, Including Area Code: (408) 774-9060



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of April 27, 2001, there were 23,424,922 shares of common stock, par value $0.001 per share, outstanding.


              This Report on Form 10-Q includes 23 pages with the
                      Index to Exhibits located on page 22

                              PLX TECHNOLOGY, INC.
                                    INDEX TO
                               REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 2001


                                                                            Page
                                                                            ----
                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets at March 31, 2001 and
            December 31, 2000..............................................   3

          Condensed Consolidated Statements of Operations for the
            three months ended March 31, 2001 and 2000.....................   4

          Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 2001 and 2000.....................   5

          Notes to Condensed Consolidated Financial Statements.............   6


ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................  11


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.........  21


                          PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K...................................  22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              PLX TECHNOLOGY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                     MARCH 31,          DECEMBER 31,
                                                       2001               2000(1)
                                                     ---------          ------------
                                                    (UNAUDITED)
ASSETS

Current Assets:
     Cash and cash equivalents                        $   8,015          $  16,621
     Short-term investments                               3,339              3,340
     Accounts receivable, net                             4,964              4,772
     Inventories                                          7,939              4,521
     Deferred tax assets                                  4,099              4,099
     Other current assets                                 1,414              1,290
                                                      ---------          ---------
Total current assets                                     29,770             34,643


Goodwill                                                 10,480             11,308
Other intangible assets                                   2,747              2,964
Property and equipment, net                              34,119             31,277
Restricted cash and investments                          33,234             33,146
Other assets                                                209                141
                                                      ---------          ---------
Total assets                                          $ 110,559          $ 113,479
                                                      ---------          ---------

LIABILITIES

Current liabilities:
     Accounts payable                                 $   4,064          $   5,064
     Accrued compensation and benefits                    1,038              1,491
     Accrued commissions                                    245                345
     Deferred revenues                                      760              1,430
     Income tax payable                                     684                833
     Deferred tax liability                               1,100              1,100
     Other accrued expenses                               1,118              1,518
                                                      ---------          ---------
Total current liabilities                                 9,009             11,781
Long-term notes payable                                  28,500             28,500

STOCKHOLDERS' EQUITY

     Common stock, par value                                 23                 23
     Additional paid in capital                          78,536             79,715
     Deferred compensation                               (6,913)            (9,312)
     Notes receivable for employee stock purchases          (50)               (50)
     Accumulated other comprehensive income                 153                 54
     Retained earnings                                    1,301              2,768
                                                      ---------          ---------
Total stockholders' equity                               73,050             73,198
                                                      ---------          ---------
Total liabilities and stockholders' equity            $ 110,559          $ 113,479
                                                      =========          =========

----------
(1) The balance sheet at December 31, 2000 has been derived from the audited financial statements as of that date. See notes to condensed consolidated financial statements.

                              PLX TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                    (in thousands, except per share amounts)

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   -----------------------
                                                                     2001           2000
                                                                   --------       --------
Net revenues                                                       $ 12,429       $ 14,542
Cost of revenues                                                      4,064          4,420
                                                                   --------       --------
Gross Margin                                                          8,365         10,122

Operating expenses:
     Research and development                                         5,265          2,020
     Selling, general and administrative                              3,824          3,400
     Amortization of goodwill and purchased intangible assets         1,044             --
                                                                   --------       --------
Total operating expenses                                             10,133          5,420
                                                                   --------       --------

Income (loss) from operations                                        (1,768)         4,702
Interest income and other, net                                          231            489
                                                                   --------       --------

Income (loss) before provision (benefit) for income taxes            (1,537)         5,191
Provision (benefit) for income taxes                                    (70)         1,816
                                                                   --------       --------

Net income (loss)                                                  $ (1,467)      $  3,375
                                                                   ========       ========

Basic net income (loss) per share                                  $  (0.06)      $   0.16
                                                                   ========       ========
Shares used to compute basic per share amounts                       23,151         21,696
                                                                   ========       ========
Diluted net income (loss) per share                                $  (0.06)      $   0.15
                                                                   ========       ========
Shares used to compute diluted per share amounts                     23,151         22,981
                                                                   ========       ========


See notes to condensed consolidated financial statements.

                              PLX TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                           -----------------------
                                                                              2001          2000
                                                                           --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                          $ (1,467)      $  3,375
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                               617            244
     Compensation related to stock options issued to non-employees               17             --
     Amortization of deferred compensation                                      818             22
     Amortization of goodwill and other purchased intangible assets           1,044             --
     Changes in operating assets and liabilities:
         Accounts receivable                                                   (192)        (1,177)
         Inventories                                                         (3,418)           241
         Other current assets                                                  (124)          (423)
         Other assets                                                           (68)          (152)
         Accounts payable                                                    (1,000)         1,003
         Accrued compensation and benefits                                     (453)           475
         Accrued commissions                                                   (100)           237
         Income tax payable                                                    (149)         1,277
         Deferred revenues                                                     (670)           432
         Other accrued expenses                                                (400)           251
                                                                           --------       --------
Net cash provided by (used in) operating activities                          (5,545)         5,805
                                                                           --------       --------
INVESTING ACTIVITIES

Purchases of short term investments                                          (1,939)       (10,922)
Sales of short term investments                                                  --          3,250
Maturities of short term investments                                          3,193         13,500
Purchases of long term investments                                           (2,123)        (1,260)
Sales of long term investments                                                   --          1,005
Purchases of property and equipment                                          (3,459)          (137)
                                                                           --------       --------
Net cash provided by (used in) investing activities                          (4,328)         5,436

FINANCING ACTIVITIES

Proceeds from sale of common stock                                              385            735
Decrease in restricted cash and investments                                     882             --
                                                                           --------       --------
Net cash provided by financing activities                                     1,267            735
                                                                           --------       --------
Increase (decrease) in cash and cash equivalents                             (8,606)        11,976
Cash and cash equivalents at beginning of year                               16,621          8,636
                                                                           --------       --------
Cash and cash equivalents at end of period                                 $  8,015       $ 20,612
                                                                           ========       ========


See notes to condensed consolidated financial statements.

                              PLX TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiary (collectively, "PLX" or the "Company") as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

      This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

      COMPREHENSIVE INCOME (LOSS)

      The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company's comprehensive net income (loss) for the three months ended March 31, 2001 and March 31, 2000 was as follows:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                  ----------------------
                                                    2001           2000
                                                  --------       -------
                                                      (IN THOUSANDS)
      Net income (loss)                           $ (1,467)      $ 3,375

      Unrealized gains on investments                   99             3
                                                  --------       -------
      Comprehensive income (loss)                 $ (1,368)      $ 3,378
                                                  ========       =======


      Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets is comprised entirely of unrealized gains on investments.

      RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133, as amended, has been adopted by the Company effective January 1, 2001, and did not have an impact on the Company's results of operations or financial position, as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

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

2.    INVENTORIES

      Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories were as follows:

                                                  MARCH 31,       DECEMBER 31,
                                                  ---------------------------
                                                   2001              2000
                                                  ------            ------
                                                       (IN THOUSANDS)
      Work in Process ................            $  641            $  646
      Finished goods .................             7,298             3,875
                                                  ------            ------
          Total ......................            $7,939            $4,521
                                                  ======            ======


3.    NET INCOME (LOSS) PER SHARE

      The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ---------------------------
                                                               2001             2000
                                                            ---------         ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
      Net income (loss) ...............................      $ (1,467)         $  3,375
                                                             --------          --------
      Weighted average shares of common stock
          outstanding .................................        23,215            21,986
      Less weighted average shares of common
          stock subject to repurchase .................           (64)             (290)
                                                             --------          --------
      Shares used in computing basic net income
          per share ...................................        23,151            21,696
                                                             --------          --------
      Net income (loss) per share -- Basic ............      $  (0.06)         $   0.16
                                                             --------          --------
      Shares used in computing basic net income
          (loss) per share ............................        23,151            21,696
      Effect of dilutive securities:
          Stock options ...............................            --               995
          Unvested restricted stock ...................            --               290
                                                             --------          --------
      Shares used in computing diluted net
          income (loss) per share .....................        23,151            22,981
                                                             --------          --------
      Net income (loss) per share -- diluted ..........      $  (0.06)         $   0.15
                                                             --------          --------

      As the Company incurred a loss for the three month period ended March 31, 2001, the effect of dilutive securities, totaling 2.0 million equivalent shares, have been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive.

4.    SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

      The Company has one operating segment, the sale of semiconductor devices. The President has been identified as the Chief Operating Decision Maker
      (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components of the Company's business.

      Revenues by geographic region based on customer location were as follows:

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                2001              2000
                                             ----------        ----------
                                                    (IN THOUSANDS)
      Revenues:
        United States                          $ 7,295           $ 9,318
        France                                   1,664             1,239
        Europe -- excluding France               1,733             1,912
        Asia                                     1,737             2,073
                                               -------           -------
      Total                                    $12,429           $14,542
                                               =======           =======


      For the three months ended March 31, 2001, Unique Technologies, the Company's U.S. distributor, and A2M, a European distributor accounted for 23% and 13% of net revenues, respectively. In March 2001, the Company decided to terminate its relationship with Unique Technologies and service all of its U.S. customers directly or through manufacturers' representatives. For the three months ended March 31, 2001, sales to IBM accounted for 14% of net revenues and sales to Cisco Systems accounted for 11% of net revenues, in each case taking into account sales through the Company's distributors as well as direct sales. No other individual customer represented greater than 10% of net revenues.

5.    DEBT

      On October 25, 2000, the Company signed a promissory note to borrow $28.5 million in connection with its purchase of a facility. The loan is collaterized by cash, short-term and long-term investments of approximately $33.2 million, which are classified as restricted cash. The loan agreement includes covenants regarding profitability and bears interest at the LIBOR rate plus 0.45% (7.14% at March 31, 2001). The loan requires monthly interest payments with the outstanding principal balance due and payable on November 6, 2005. At March 31, 2001, the Company was in compliance with all covenants.

6.    BUSINESS COMBINATION

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

     (in thousands)
      Net tangible assets ..........................      $ 1,165
      In-process technology ........................       14,342
      Goodwill and other intangible assets:
         Goodwill ..................................       13,339
         Acquired employees ........................          983
         Tradename .................................          355
         Patents ...................................        2,132
                                                          -------
                                                           16,809
                                                          -------
     Net assets acquired............................      $32,316
                                                          =======


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

      The Company estimated, as of the acquisition date, the project was 85% complete. The percentage of completion was determined using costs incurred by Sebring prior to the acquisition date compared to the remaining research and development to be completed to bring the project to technological feasibility. As of March 31, 2001, the Company estimates that the project was approximately 95% complete.

      UNAUDITED PRO FORMA FINANCIAL RESULTS

      The unaudited pro forma financial information combines the historical statements of operations of PLX Technology, Inc. and Sebring Systems, Inc. for the three months ended March 31, 2000 and gives effect to the transaction, including the amortization of goodwill and other intangible assets and the recognition of deferred compensation, as if they occurred at the beginning of the period.

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

                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                          2000
                                                                          ----
                                                                       (UNAUDITED)
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
      Net revenues                                                      $ 14,542
      Net loss                                                          $    404
      Net loss per share -- basic and diluted                           $  (0.02)
      Number of shares used in per share calculations --
        basic and diluted                                                 22,657

7.    STOCK REPURCHASE

      In January 2001, the Board of Directors of the Company approved a stock repurchase program whereby up to 2,000,000 shares of its Common Stock may be purchased in the open market or in privately negotiated transactions. As of March 31, 2001, no shares had been repurchased.

8.    INCOME TAXES

      Income tax benefit for the three months ended March 31, 2001 was $70,000 on a pretax loss of $1,537,000, compared to income tax expense of $1,816,000 on pretax income of $5,191,000 for the three months ended March 31, 2000. The 2001 income tax benefit differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible acquisition related items partially offset by the benefit of tax exempt interest and research and development tax credits.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to, our anticipated expense levels for research and development, selling, general and administrative operations, and deferred compensation under the sub-heading "Results of Operations." Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below under the sub-heading "Factors That May Affect Future Operating Results" and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See "Factors That May Affect Future Operating Results" below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


OVERVIEW

PLX was founded in 1986, and since 1994 we have focused on development of I/O interface semiconductors and related software and development tools that are used in systems incorporating the PCI standard. In 1994 and 1995, a significant portion of our revenues was derived from the sale of semiconductor devices that perform similar functions as our current products, except they were based on a variety of industry standards. Our revenues since 1996 have been derived predominantly from the sale of semiconductor devices based on the PCI standard to a large number of customers in a variety of applications including networking and telecommunications, enterprise storage, imaging, industrial and other embedded applications as well as in related adapter cards. We generate a small portion of our revenues from sales of our software and development tools.

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

The time period between initial customer evaluation and design completion can range from six to twelve months or more. Furthermore, there is typically an additional six to twelve month or greater period after design completion before a customer commences volume production of equipment incorporating our products. Due to these lengthy sales cycles, we may experience significant fluctuations in new orders from month to month. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results for that quarter and future quarters could be materially and adversely affected.

Our long-term success will depend on our ability to introduce new products. Although new products typically generate little or no revenues during the first twelve months following their introduction, our revenues in subsequent periods depend upon these new products. Due to the lengthy sales cycle and additional time for customers to commence volume production, significant revenues from our new products typically occur only twelve to twenty-four months after product introduction. As a result, revenues from newly introduced products have, in the past, produced a small percentage of our total revenues in the year the product was introduced. See "Certain Factors That May Affect Future Operating Results -- Our Lengthy Sales Cycle Can Result in Uncertainty and Delays with Regard to Our Expected Revenues."


RESULTS OF OPERATIONS

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        --------------------
                                                         2001          2000
                                                        -----         -----
Net revenues                                            100.0%        100.0%
Cost of revenues                                         32.7          30.4
                                                        -----         -----
Gross margin                                             67.3          69.6
Operating expenses:
  Research and development                               42.3          13.9
  Selling, general and administrative                    30.8          23.4
  Amortization of goodwill and purchased
    intangible assets                                     8.4            --
                                                        -----         -----
Total operating expenses                                 81.5          37.3
                                                        -----         -----
Income (loss) from operations                           (14.2)         32.3
Interest income and other, net                            1.8           3.4
                                                        -----         -----
Income (loss) before provision (benefit) for            (12.4)         35.7
  income taxes
Provision (benefit) for income taxes                     (0.6)         12.5
                                                        -----         -----
Net income (loss)                                       (11.8)%        23.2%


NET REVENUES

Net revenues for the three months ended March 31, 2001 were $12.4 million, a decrease of 15% from $14.5 million for the three months ended March 31, 2000. The decrease was primarily due to lower unit shipments resulting from the current economic slowdown in the technology sector. For the three months ended March 31, 2001, Unique Technologies, our U.S. distributor, and A2M, a European distributor accounted for 23% and 13% of net revenues, respectively. In March 2001, we decided to terminate our relationship with Unique Technologies and service all of our U.S. customers directly or through manufacturers' representatives. For the three months ended March 31, 2001, sales to IBM accounted for 14% of net revenues and sales to Cisco Systems accounted for 11% of net revenues, in each case taking into account sales through our distributors as well as direct sales. No other individual customer represented greater than 10% of net revenues.

GROSS PROFIT

Gross profit represents net revenues less the cost of revenues. Cost of revenues includes the cost of purchasing packaged semiconductor devices from our independent foundries, our operating costs associated with the procurement, storage, and shipment of products, as well as royalty expenses paid on some of our products. Gross profit for the three months ended March 31, 2001 was $8.4 million, a decrease of 17% from $10.1 million for the three months ended March 31, 2000. Gross profit as a percentage of net revenues was 67.3% for the three months ended March 31, 2001, as compared to 69.6% for the three months ended March 31, 2000. The slight decline in our gross profit was primarily due to a shift in our product mix.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries are included in research and development expenses. Research and development expenses for the three months ended March 31, 2001 were $5.3 million, an increase of 161% from $2.0 million for the three months ended March 31, 2000. The increase in absolute dollars was primarily due to amortization of deferred compensation associated with the May 2000 acquisition of Sebring Systems, the addition of personnel for the development of new products and the enhancement of existing products, as well as payments to outside consultants where specific resources were needed in the development process. Research and development expenses as a percentage of net revenues were 42.3% for the three months ended March 31, 2001, as compared to 13.9% for the three months ended March 31, 2000. This percentage increase was primarily due to lower net revenues coupled with amortization of deferred compensation associated with the acquisition of Sebring Systems, increased headcount and higher costs to support our continuing efforts to develop new products. We expect that research and development expenses in absolute dollars will continue to increase in future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of employee related expenses, professional fees, trade show and other promotional expenses, and sales commissions to manufacturers' representatives. Selling, general and administrative expenses for the three months ended March 31, 2001 were $3.8 million, an increase of 12% from $3.4 million for the three months ended March 31, 2000. Selling, general and administrative expenses as a percentage of net revenues were 30.8% for the three months ended March 31, 2001, as compared to 23.4% for the three months ended March 31, 2000. The percentage increase was primarily due to a decline in revenues.

AMORTIZATION OF GOODWILL AND PURCHASED INTANGIBLE ASSETS

Amortization of goodwill and purchased intangible assets increased by $1.0 million for the three months ended March 31, 2001. Amortization of goodwill and purchased intangible assets includes the amortization of goodwill and other purchased intangible assets relating to the May 2000 acquisition of Sebring Systems.

DEFERRED COMPENSATION

In connection with the grant of restricted stock and stock options to our employees during 1997 and 1998, we recorded aggregate deferred compensation of $361,000, representing the difference between the deemed value of our common stock for accounting purposes and the restricted stock purchase price or stock option exercise price at the date of grant. The amount of deferred compensation is presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable stock grants. We also recorded deferred compensation of $12.3 million related to stock options granted below fair market value to employees in relation to the acquisition of Sebring Systems in May 2000. Additionally, we recorded deferred compensation of $3.5 million in connection with the grant of stock options below fair market value to our employees in September 2000. Amortization of deferred compensation was approximately $818,000 and $22,000 for each of the three months ended March 31, 2001 and 2000, respectively, and has substantially all been included in research and development expenses in our results of operations. The amount of deferred compensation is amortized ratably over the vesting period of the applicable stock grants. We expect to record compensation expenses related to deferred compensation of approximately $800,000 per quarter through September 30, 2003.

INTEREST INCOME AND OTHER, NET

Interest income and other income, net reflects interest earned on average cash, cash equivalents, short-term and long-term investment balances. Interest income and other, net decreased to $231,000 for the three months ended March 31, 2001 from $489,000 for the three months ended March 31, 2000. This decrease was primarily due to interest expense related to the loan of $28.5 million in connection with our purchase of a facility in Sunnyvale, California, partially offset by rental income from two tenants in the new facility.

PROVISION FOR INCOME TAXES

Income tax benefit for the three months ended March 31, 2001 was $70,000 on a pretax loss of $1,537,000, compared to an income tax expense of $1,816,000 on a pretax income of $5,191,000 for the three months ended March 31, 2000. Our 2001 income tax benefit differs from the expected benefit derived by applying the applicable

U.S. federal statutory rate to the loss from operations primarily due to non-deductible acquisition related items partially offset by the benefit of tax exempt interest and research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, we had $20.8 million in working capital and $8.0 million in cash and cash equivalents. Our operating activities used cash of $5.5 million for the three months ended March 31, 2001, and generated cash of $5.8 million for the three months ended March 31, 2000. The $5.5 million in cash used by operations was primarily attributable to a net loss of $1.5 million, an increase in inventories of $3.4 million and a decrease in accounts payable of $1.0 million.

Our investing activities used cash of $4.3 million for the three months ended March 31, 2001 and provided cash of $5.4 million for the three months ended March 31, 2000. The $4.3 million in cash used by investing activities was primarily attributable to purchases of property and equipment of $3.5 million. Cash provided by financing activities was $1.3 million and $0.7 million for the three months ended March 31, 2001 and 2000, respectively. Cash provided by financing activities for the three months ended March 31, 2001 is related to exercise of employee stock options and a decrease of restricted cash and investments.

In January 2001, our Board of Directors approved a stock repurchase program whereby up to 2,000,000 shares of our common stock may be purchased in the open market or in privately negotiated transactions. As of March 31, 2001, no shares had been repurchased.

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

RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO FACTORS WHICH ARE NOT WITHIN OUR CONTROL

Our quarterly operating results have fluctuated significantly in the past and are expected to fluctuate significantly in the future based on a number of factors, many of which are not under our control. Our operating expenses, which include product development costs and selling, general and administrative expenses, are relatively fixed in the short-term. If our revenues are lower than we expect because we sell fewer semiconductor devices, delay the release of new products or the announcement of new features, or for other reasons, we may not be able to quickly reduce our spending in response.

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

FAILURE OF OUR PRODUCTS TO GAIN MARKET ACCEPTANCE WOULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

We believe that our growth prospects depend upon our ability to gain customer acceptance of our products and technology. Market acceptance of products depends upon numerous factors, including compatibility with existing manufacturing processes and products, perceived advantages over competing products and the level of customer service available to support such products. Moreover, manufacturers often rely on a limited number of equipment vendors to meet their manufacturing equipment needs. As a result, market acceptance of our products may be adversely affected to the extent potential customers utilize a competitor's manufacturing equipment. There can be no assurance that growth in sales of new products will continue or that we will be successful in obtaining broad market acceptance of our products and technology.

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

Our customers may not purchase our products if the products have reliability, quality or compatibility problems. This delay in acceptance could make it more difficult to retain our existing customers and to attract new customers. Moreover, product errors, defects or bugs could result in additional development costs, diversion of technical and other resources from our other development efforts, claims by our customers or others against us, or the loss of credibility with our current and prospective customers. In the past, the additional time required to correct defects has caused delays in product shipments and resulted in lower revenues. We may have to spend significant amounts of capital and resources to address and fix problems in new products.

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

A LARGE PORTION OF OUR REVENUES IS DERIVED FROM SALES TO THIRD-PARTY DISTRIBUTORS WHO MAY TERMINATE THEIR RELATIONSHIPS WITH US AT ANY TIME

We depend on distributors to sell a significant portion of our products. In the three months ended March 31, 2001 and 2000, net revenues through distributors accounted for approximately 64% and 61%, respectively, of our net revenues. Some of our distributors also market and sell competing products.

Distributors may terminate their relationships with us at any time. Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. For example, in March 2001, we decided to terminate our relationship with Unique Technologies, our U.S. distributor that accounted for 23% of our first quarter revenues, and service all of our U.S. customers directly or through manufacturers' representatives. The loss of one or more of our major distributors could have a material adverse effect on our business as we may not be successful in servicing our customers directly or through manufacturers' representatives.

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

We may from time to time receive notifications of claims that we may be infringing patents or other intellectual property rights owned by third parties. While there is currently no intellectual property litigation pending against us, litigation could result in significant expenses to us, adversely affect sales of the challenged product or technology. This litigation could also divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. In addition, we may not be able to develop or acquire non-infringing technology or procure licenses to the infringing technology under reasonable terms. This could require expenditures by us of substantial time and other resources. Any of these developments would have a material adverse effect on our business.

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY MAY LEAD TO SIGNIFICANT VARIANCES IN THE DEMAND FOR OUR PRODUCTS

In the last year, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. Also, during this time, the industry has experienced significant fluctuations in anticipation of changes in general economic conditions, including economic conditions in Asia. This cyclicality has led to significant variances in product demand and production capacity. It has also accelerated erosion of average selling prices per unit. We may experience periodic fluctuations in our future financial results because of industry-wide conditions.

BECAUSE WE SELL OUR PRODUCTS TO CUSTOMERS OUTSIDE OF NORTH AMERICA AND BECAUSE OUR PRODUCTS ARE INCORPORATED WITH PRODUCTS OF OTHERS THAT ARE SOLD OUTSIDE OF NORTH AMERICA WE FACE FOREIGN BUSINESS, POLITICAL AND ECONOMIC RISKS

Sales outside of North America accounted for 41% of our revenues for the three months ended March 31, 2001. In 2000, 1999 and 1998 sales outside of North America accounted for 39%, 35% and 34% of our revenues, respectively. We anticipate that these sales may increase in future periods and may account for an increasing portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

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

Because sales of our products have been denominated to date exclusively in United States dollars, increases in the value of the United States dollar will increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, which could lead to a reduction in sales and profitability in that country.

OUR POTENTIAL FUTURE ACQUISITIONS MAY NOT BE SUCCESSFUL BECAUSE OF OUR LIMITED EXPERIENCE WITH ACQUISITIONS IN THE PAST

There have been a significant number of mergers and acquisitions in the semiconductor industry in the past. As part of our business strategy, we expect to review acquisition prospects that would complement our existing product offerings, improve market coverage or enhance our technological capabilities. In May 2000, we acquired Sebring Systems. We have no current agreements or negotiations underway with respect to any acquisitions, and we may not be able to locate suitable acquisition opportunities. Future acquisitions could result in any or all of the following:

-     potentially dilutive issuances of equity securities,

-     large one-time write-offs,

- the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets,

- difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies,

-     diversion of management's attention from other business concerns,

- risks of entering geographic and business markets in which we have no or limited prior experience, and

-     potential loss of key employees of acquired organizations.

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

OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTERESTS OF OUR OTHER STOCKHOLDERS

Our executive officers, directors and other principal stockholders, in the aggregate, beneficially own a substantial amount of our outstanding common stock. Although these stockholders do not have majority control, they currently have, and likely will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other stockholders. In addition, the voting power of these stockholders could have the effect of delaying or preventing a change in control of PLX.

THE ANTI-TAKEOVER PROVISIONS IN OUR CERTIFICATE OF INCORPORATION COULD ADVERSELY AFFECT THE RIGHTS OF THE HOLDERS OF OUR COMMON STOCK

Anti-takeover provisions of Delaware law and our Certificate of Incorporation may make a change in control of PLX more difficult, even if a change in control would be beneficial to the stockholders. These provisions may allow the Board of Directors to prevent changes in the management and control of PLX. Consistent with Delaware law, our Board of Directors may adopt additional anti-takeover measures in the future.

Our Board of Directors has the ability to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,000,000 shares of preferred stock. There are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have an investment portfolio of fixed income securities, including those classified as cash equivalents and restricted cash of approximately $43.8 million at March 31, 2001. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           EXHIBIT
           NUMBER                           DESCRIPTION
           -------     --------------------------------------------------------------
           2.1(2)      Agreement and Plan of Merger dated April 19, 2000 by and among
                        PLX Technology, Inc., OKW Technology Acquisition Corporation
                        and Sebring Systems, Inc.

           3.1(1)      Amended and Restated Certificate of Incorporation of the
                        Registrant.

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

          10.5(1)      Lease Agreement dated October 17, 1997 between The
                        Arrillaga Foundation and The Perry Foundation as
                        Landlords and PLX as Tenant, as amended.

          10.6(1)(4)   Form of Restricted Stock Purchase Agreement used in
                        connection with the 1986 Restricted Stock Purchase Program.

          10.7(1)(4)   Form of Pledge Agreement used in connection with the 1986
                        Restricted Stock Purchase Program.

          10.8(1)(4)   Form of Promissory Note used in connection with the 1986
                        Restricted Stock Purchase Program.

          10.9 (1)     PLX Technology, Inc. Stock Restriction, Information Rights and
                        Registration Rights Agreement dated April 19, 1989.

          10.10(1)     PLX Technology, Inc. Stock Restriction, Information Rights and
                        Registration Rights Agreement dated July 3, 1991.

          10.11(3)     Loan  Agreement  dated  October 25, 2000  between  Wells  Capital
                        Management and PLX.

         ---------------------------------
         (1) Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-71795).

         (2) Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on June 2, 2000.

         (3) Incorporated by reference to Exhibit 10.11 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000.

         (4) Management contract or compensatory plan or arrangement.

      (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PLX TECHNOLOGY, INC.
                                        ----------------------------------------
                                                     (Registrant)



Date: May 8, 2001                       By /s/      Rafael Torres
                                           -------------------------------------
                                                    Rafael Torres
                                             Vice President, Finance and
                                               Chief Financial Officer
                                               (Authorized Officer and
                                             Principal Financial Officer)