Form 10-Q
period 2001-06-30
PLX TECHNOLOGY INC
filed 2001-08-10
CIK 850579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2001.

        or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from         to         .


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of July 31, 2001 there were 23,460,477 shares of common stock, par value $0.001 per share, outstanding.


          This Report on Form 10-Q includes 25 pages with the Index to
                           Exhibits located on page 24

                              PLX TECHNOLOGY, INC.
                                    INDEX TO
                               REPORT ON FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 2001

                                                                                    Page
                                                                                    ----
                          PART I. FINANCIAL INFORMATION
ITEM 1.        Financial Statements (Unaudited):

                 Condensed Consolidated Balance Sheets at June 30, 2001 and
                   December 31, 2000.........................................        3

                 Condensed Consolidated Statements of Operations for the
                   three and six months ended June 30, 2001 and 2000.........        4

                 Condensed Consolidated Statements of Cash Flows for the six
                   months ended June 30, 2001 and 2000.......................        5

                 Notes to Condensed Consolidated Financial Statements........        6

ITEM 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................       11

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk....       22

                           PART II. OTHER INFORMATION

ITEM 4.        Submission of Matters to a Vote of Security Holders...........       23

ITEM 6.        Exhibits and Reports on Form 8-K..............................       24

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              PLX TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      JUNE 30,      DECEMBER 31,
                                                       2001           2000(1)
                                                    -----------     ------------
                                                     (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                          $   7,272       $  16,621
  Short-term investments                                 1,587           3,340
  Accounts receivable, net                               4,942           4,772
  Inventories                                            7,684           4,521
  Deferred tax assets                                    4,099           4,099
  Income tax receivable                                  1,067              --
  Other current assets                                     959           1,290
                                                     ---------       ---------
Total current assets                                    27,610          34,643

Property and equipment, net                             34,334          31,277
Goodwill                                                 9,653          11,308
Other intangible assets                                  2,530           2,964
Restricted cash and investments                         33,411          33,146
Other assets                                               239             141
                                                     ---------       ---------
Total assets                                         $ 107,777       $ 113,479
                                                     =========       =========
LIABILITIES

Current liabilities:
  Accounts payable                                   $   4,451       $   5,064
  Accrued compensation and benefits                        994           1,491
  Accrued commissions                                      323             345
  Deferred revenues                                        707           1,430
  Income tax payable                                        --             833
  Deferred tax liability                                 1,100           1,100
  Other accrued expenses                                 1,357           1,518
                                                     ---------       ---------
Total current liabilities                                8,932          11,781
Long-term notes payable                                 28,500          28,500

STOCKHOLDERS' EQUITY
  Common stock, par value                                   23              23
  Additional paid in capital                            78,350          79,715
  Deferred compensation                                 (6,029)         (9,312)
  Notes receivable for employee stock purchases            (62)            (50)
  Accumulated other comprehensive income                   143              54
  Retained earnings                                     (2,080)          2,768
                                                     ---------       ---------
Total stockholders' equity                              70,345          73,198
                                                     ---------       ---------
Total liabilities and stockholders' equity           $ 107,777       $ 113,479
                                                     =========       =========

---------------
(1) The balance sheet at December 31, 2000 has been derived from the audited financial statements as of that date.

See notes to condensed consolidated financial statements.

                              PLX TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (in thousands, except per share amounts)

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,
                                                -----------------------       -----------------------
                                                  2001           2000            2001          2000
                                                -----------------------       -----------------------
Net revenues                                    $  9,463       $ 16,090       $ 21,892       $ 30,632
Cost of revenues                                   4,392          4,552          8,456          8,972
                                                --------       --------       --------       --------
Gross margin                                       5,071         11,538         13,436         21,660

Operating expenses:
  Research and development                         5,237          4,609         10,502          6,629
  Selling, general and administrative              3,972          3,701          7,796          7,101
  Amortization of goodwill and purchased
     intangible assets                             1,044            449          2,088            449
  In-process research and development                 --         14,342             --         14,342
                                                --------       --------       --------       --------
Total operating expenses                          10,253         23,101         20,386         28,521
                                                --------       --------       --------       --------
Loss from operations                              (5,182)       (11,563)        (6,950)        (6,861)
Interest income and other, net                        67            548            298          1,037
                                                --------       --------       --------       --------
Loss before provision (benefit) for income
  taxes                                           (5,115)       (11,015)        (6,652)        (5,824)
Provision (benefit) for income taxes              (1,734)         1,717         (1,804)         3,533
                                                --------       --------       --------       --------

Net loss                                        $ (3,381)      $(12,732)      $ (4,848)      $ (9,357)
                                                ========       ========       ========       ========
Basic net loss per share                        $  (0.15)      $  (0.57)      $  (0.21)      $  (0.42)
                                                ========       ========       ========       ========
Shares used to compute basic per share amounts    23,180         22,428         23,163         22,100
                                                ========       ========       ========       ========

Diluted net loss per share                      $  (0.15)      $  (0.57)      $  (0.21)      $  (0.42)
                                                ========       ========       ========       ========
Shares used to compute diluted per
  share amounts                                   23,180         22,428         23,163         22,100
                                                ========       ========       ========       ========

See notes to condensed consolidated financial statements.

                              PLX TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                         -----------------------
                                                                           2001           2000
                                                                         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                 $ (4,848)      $ (9,357)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Depreciation                                                              1,317            532
  Compensation related to stock options issued to non-employees                17          1,348
  Amortization of deferred compensation                                     1,580            387
  Amortization of goodwill and other purchased intangible assets            2,089            449
  In-process research and development                                          --         14,342
  Income taxes                                                                 --           (198)
  Changes in operating assets and liabilities:
    Accounts receivable                                                      (170)        (1,606)
    Inventories                                                            (3,163)           796
    Income tax receivable                                                  (1,067)            --
    Other current assets                                                      331         (2,206)
    Other assets                                                              (98)          (612)
    Accounts payable                                                         (613)         1,210
    Accrued compensation and benefits                                        (497)           387
    Accrued commissions                                                       (22)           230
    Deferred revenues                                                        (723)           275
    Income tax payable                                                       (833)          (392)
    Other accrued expenses                                                   (161)           446
                                                                         --------       --------
Net cash provided by (used in) operating activities                        (6,861)         6,031
                                                                         --------       --------

INVESTING ACTIVITIES

Purchases of short term investments                                        (3,188)       (16,350)
Sales of short term investments                                                --          3,745
Maturities of short term investments                                       14,477         17,500
Purchases of long term investments                                         (8,847)        (4,568)
Purchases of property and equipment                                        (4,374)          (638)
Cash acquired in Sebring acquisition                                           --             33
                                                                         --------       --------
Net cash used in investing activities                                      (1,932)          (278)

FINANCING ACTIVITIES

Proceeds from sale of common stock                                            403          1,011
Repurchase of common stock                                                    (83)            --
Increase in restricted cash and investments                                  (864)            --
Increase in stockholder notes receivable                                      (12)            --
                                                                         --------       --------
Net cash provided by (used in) financing activities                          (556)         1,011
                                                                         --------       --------

Increase (decrease) in cash and cash equivalents                           (9,349)         6,764
Cash and cash equivalents at beginning of the period                       16,621          8,636
                                                                         --------       --------
Cash and cash equivalents at end of the period                           $  7,272       $ 15,400
                                                                         ========       ========

See notes to condensed consolidated financial statements.

                              PLX TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiary (collectively, "PLX" or the "Company") as of June 30, 2001 and for the three-month and six-month periods ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

        COMPREHENSIVE LOSS

        The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Company's comprehensive net loss for the three and six months ended June 30, 2001 and June 30, 2000 was as follows:

                                                   Three Months Ended               Six Months Ended
                                                        June 30,                        June 30,
                                                ------------------------         -----------------------
                                                 2001             2000            2001            2000
                                                -------         --------         -------         -------
                                                    (in thousands)                   (in thousands)
Net loss                                        $(3,381)        $(12,732)        $(4,848)        $(9,357)

Unrealized gains (losses) on investments            (10)              19              89              22
                                                -------         --------         -------         -------

Comprehensive loss                              $(3,391)        $(12,713)        $(4,759)        $(9,335)
                                                =======         ========         =======         =======

        Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets is comprised entirely of unrealized gains on investments.

        RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133, as amended, was adopted by the Company effective January 1, 2001, and did not have an impact on the Company's results of operations or financial position, as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of 2002, goodwill and significantly all other identified intangibles will no longer be amortized but will be subject to annual impairment tests. Based on acquisitions completed as of June 30, 2001, application of the non-amortization provisions of these rules is currently expected to result in an increase in operating income of approximately $4.2 million per year. The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 to not be amortized. Goodwill existing at June 30, 2001 will continue to be amortized through the end of fiscal 2001. During 2002, the Company will test goodwill for impairment under the new rules, applying a fair-valued-based test. Through the end of fiscal 2001, the Company will test goodwill for impairment using the current method, which uses an undiscounted cash flow test.

2.      INVENTORIES

        Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories were as follows:

                                         JUNE 30,         DECEMBER 31,
                                           2001              2000
                                         --------         ------------
                                               (in thousands)
Work in Process ..............            $  471            $  646

Finished goods ...............             7,213             3,875
                                          ------            ------

    Total ....................             7,684            $4,521
                                          ======            ======


3.      NET LOSS PER SHARE

        The following table sets forth the computation of basic and diluted net loss per share:

                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           JUNE 30,                         JUNE 30,
                                                  -------------------------         -------------------------
                                                    2001             2000             2001             2000
                                                  --------         --------         --------         --------
                                                        (in thousands)                    (in thousands)
Net loss                                          $ (3,381)        $(12,732)        $ (4,848)        $ (9,357)
                                                  --------         --------         --------         --------
Weighted average shares of common stock
     outstanding                                    23,234           22,585           23,217           22,257
Less weighted average shares of common
     stock subject to repurchase                        54              157               54              157
                                                  --------         --------         --------         --------
Shares used in computing basic and diluted
     net loss per share                             23,180           22,428           23,163           22,100
                                                  ========         ========         ========         ========
Net loss per share - basic and diluted            $  (0.15)        $  (0.57)        $  (0.21)        $  (0.42)
                                                  ========         ========         ========         ========

        For the three-month and six-month periods ended June 30, 2001, the effect of dilutive securities including all outstanding stock options and shares subject to repurchase, totaling 3.4 million and 3.4 million shares, respectively, have been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive. For the three-month and six-month periods ended June 30, 2000, the effect of dilutive securities including all outstanding stock options and shares subject to repurchase, totaling 3.3 million and 3.3 million shares, respectively, have been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive.

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

        Revenues by geographic region based on customer location were as follows:

                                  Three Months Ended June 30,   Six Months Ended June 30,
                                    2001             2000         2001             2000
                                  --------        -----------   --------        ---------
                                       (in thousands)                (in thousands)
Revenues:
   North America                    $5,801        $ 9,966        $13,242        $19,284
   France                            1,083          1,385          2,747          2,624
   Europe - excluding France         1,170          2,826          2,903          4,738
   Asia                              1,409          1,913          3,000          3,986
                                    ------        -------        -------        -------
Total                               $9,463        $16,090        $21,892        $30,632
                                    ======        =======        =======        =======


        For the three months ended June 30, 2001, two customers accounted for 36% of net revenues, taking into account sales through the Company's distributors as well as direct sales. For the six months ended June 30, 2001, two customers accounted for 25% of net revenues, taking into account sales through the Company's distributors as well as direct sales. For the three months ended June 30, 2001, two distributors accounted for 33% of net revenues. For the six months ended June 30, 2001, two distributors accounted for 35% of net revenues. In March 2001, we terminated our relationship with Unique Technologies, our U.S. distributor, and since then have serviced most of our U.S. customers directly or through manufacturers' representatives. Unique is currently being phased out as our U.S. distributor.

5.      DEBT

        On October 25, 2000, the Company signed a promissory note to borrow $28.5 million in connection with its purchase of a facility. The loan is collaterized by cash, short-term and long-term investments of approximately $33.4 million, which are classified as restricted cash. The loan agreement includes covenants regarding profitability and bears interest at the LIBOR rate plus 0.45% (7.14% at June 30, 2001). The loan requires monthly interest payments with the outstanding principal balance due and payable on November 6, 2005. At June 30, 2001, the Company was in compliance with all covenants.

6.      BUSINESS COMBINATION

        On May 19, 2000, the Company purchased Sebring Systems Inc., a development stage company, that was developing SebringRing(TM), a silicon switch fabric interconnect solution, for an aggregate purchase price, including assumed liabilities, of $32.3 million. The transaction was accounted for using purchase accounting. The allocation of the Company's purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below.

     (in thousands)

Net tangible assets .........................            $ 1,165
In-process technology .......................             14,342
Goodwill and other intangible assets:
   Goodwill .................................             13,339
   Acquired employees .......................                983
   Tradename ................................                355
   Patents ..................................              2,132
                                                         -------
                                                          16,809
                                                         -------
Net assets acquired .........................            $32,316
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

        Approximately $14.3 million of the purchase price was allocated to the acquired in-process technology. This amount was determined by identifying research projects in areas for which technological feasibility had not been established and no alternative future uses existed. PLX acquired technology consisting of silicon switch fabric interconnect solutions. The value was determined by estimating the expected cash flows from the project once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value as defined below.

        The Company estimated, as of the acquisition date, the project was 85% complete. The percentage of completion was determined using costs incurred by Sebring prior to the acquisition date compared to the remaining research and development to be completed to bring the project to technological feasibility. As of June 30, 2001, the project was completed. The product was taped out successfully and is currently being evaluated.

        UNAUDITED PRO FORMA FINANCIAL RESULTS

        The unaudited pro forma financial information combines the historical statements of operations of PLX Technology, Inc. and Sebring Systems, Inc. for the six-months ended June 30, 2000 and gives effect to the transaction, including the amortization of goodwill and other intangible assets and the recognition of deferred compensation, as if they occurred at the beginning of the period.

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

                                                              SIX MONTHS ENDED JUNE 30,
                                                                         2000
                                                              -------------------------
                                                                     (UNAUDITED)
                                                        (in thousands, except per share amounts)
Net revenues                                                           $ 30,632
Net loss                                                               $ (344)
Net loss per share -- basic and diluted                                $ (0.01)
Number of shares used in per share calculations --                      23,389
basic and diluted

7.      STOCK REPURCHASE

        In January 2001, the Board of Directors of the Company approved a stock repurchase program whereby up to 2,000,000 shares of its Common Stock may be purchased in the open market or in privately negotiated transactions. As of June 30, 2001, 10,000 shares had been repurchased.

8.      INCOME TAXES

        The income tax benefit for the three months ended June 30, 2001 was $1.7 million on a pretax loss of $5.1 million, compared to an income tax expense of $1.7 million on a pretax loss of $11.0 million for the three months ended June 30, 2000. The income tax benefit for the six months ended June 30, 2001 was $1.8 million on a pretax loss of $6.7 million, compared to an income tax expense of $3.5 million on a pretax loss of $5.8 million for the six months ended June 30, 2000. The 2001 income tax benefit differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible acquisition related items partially offset by the benefit of tax exempt interest and research and development tax credits. Our 2000 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible acquisition related items partially offset by the benefit of research and development tax credits.

9.      SUBSEQUENT EVENT

        In August 2001, the Company paid all amounts owed under the loan from Wells Capital Management, an aggregate amount of $28.5 million. The Company liquidated short-term and long-term securities in order to repay the loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to, our anticipated expense levels for amortization of goodwill and purchased intangible assets, and deferred compensation, as well as the sufficiency of our existing resources and cash generated from operations to meet our capital requirements under the sub-heading "Results of Operations." Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below under the sub-heading "Factors That May Affect Future Operating Results" and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See "Factors That May Affect Future Operating Results" below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

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

We rely on a combination of direct sales personnel and distributors and manufacturers' representatives throughout the world to sell a significant portion of our products. We pay manufacturers' representatives a commission on sales while we sell products to distributors at a discount from the selling price. We generally recognize revenues at the time of title passage. Revenues from sales to distributors that are made under agreements which allow the return of products unsold by the distributor are not recognized until the distributor ships the product to its customer. See "Certain Factors That May Affect Future Operating Results -- A Large Portion of Our Revenues Is Derived From Sales to Third-Party Distributors Who May Terminate Their Relationships with Us at Any Time."

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

RESULTS OF OPERATIONS

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    JUNE 30,                        JUNE 30,
                                             ----------------------          ----------------------
                                              2001            2000            2001            2000
                                             ------          ------          ------          ------
Net revenues                                  100.0%          100.0%          100.0%          100.0%
Cost of revenues                               46.4            28.3            38.6            29.3
                                             ------          ------          ------          ------
Gross margin                                   53.6            71.7            61.4            70.7
Operating expenses:
  Research and development                     55.3            28.6            48.0            21.6
  Selling, general and administrative          42.0            23.0            35.6            23.2

  Amortization of goodwill and
     purchased intangible assets               11.0             2.8             9.5             1.5
  In-process research and development            --            89.1              --            46.8
                                             ------          ------          ------          ------
Total operating expenses                      108.3           143.5            93.1            93.1
                                             ------          ------          ------          ------
Loss from operations                          (54.7)          (71.8)          (31.7)          (22.4)
Interest income and other, net                  0.7             3.4             1.4             3.4
                                             ------          ------          ------          ------
Loss before provision (benefit) for
 income taxes                                 (54.0)          (68.4)          (30.3)          (19.0)

Provision (benefit) for income taxes          (18.3)           10.7            (8.2)           11.5
                                             ------          ------          ------          ------
Net loss                                      (35.7)%         (79.1)%         (22.1)%         (30.5)%

NET REVENUES

Net revenues for the three months ended June 30, 2001 were $9.5 million, a decrease of 41% from $16.1 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, net revenues were $21.9 million, a decrease of 29% from $30.6 million for the six months ended June 30, 2000. The decrease was primarily due to lower unit shipments resulting from the current economic slowdown in the technology sector. For the three months ended June 30, 2001, two customers accounted for 36% of net revenues, taking into account sales through our distributors as well as direct sales. For the six months ended June 30, 2001, two customers accounted for 25% of net revenues, taking into account sales through our distributors as well as direct sales. For the three months ended June 30, 2001, two distributors accounted for 33% of net revenues. For the six months ended June 30, 2001, two distributors accounted for 35% of net revenues. In March 2001, we terminated our relationship with Unique Technologies, our U.S. distributor, and since then have serviced most of our U.S. customers directly or through manufacturers' representatives. Unique is currently being phased out as our U.S. distributor.

GROSS PROFIT

Gross profit represents net revenues less the cost of revenues. Cost of revenues includes the cost of purchasing packaged semiconductor devices from our independent foundries, our operating costs associated with the procurement, storage, and shipment of products, as well as royalty expenses paid on some of our products. Gross profit for the three months ended June 30, 2001 was $5.1 million, a decrease of 56.0% from $11.5 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, gross profit was $13.4 million, a decrease of 38.0% from $21.7 million for the six months ended June 30, 2000. Gross profit as a percentage of net revenues was 53.6% for the three months ended June 30, 2001, as compared to 71.7% for the three months ended June 30, 2000. For the six months ended June 30, 2001, gross profit as a percentage of net revenues was 61.4%, as compared to 70.7% for the six months ended June 30, 2000. The decline in our gross profit was primarily due to a $1.3 million charge taken in the second quarter related to excess inventory as well as a shift in our product mix.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries are included in research and development expenses. Research and development expenses for the three months ended June 30, 2001 were $5.2 million, an increase of 13.6% from $4.6 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, research and development expenses were $10.5 million, an increase of 58.4% from $6.6 million in the six months ended June 30, 2000. The increase in absolute dollars was primarily due to the addition of personnel for the development of new products and the enhancement of existing products, as well as payments to outside consultants where specific resources were needed in the development process. Research and development expenses as a percentage of net revenues were 55.3% for the three months ended June 30, 2001, as compared to 28.6% for the three months ended June 30, 2000. For the six months ended June 30, 2001, research and development expenses were 48.0% as a percentage of net revenues compared to 21.6% for the six months ended June 30, 2000. This percentage increase was primarily due to lower net revenues coupled with amortization of deferred compensation associated with the acquisition of Sebring Systems, increased headcount and higher costs to support our continuing efforts to develop new products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of employee related expenses, professional fees, trade show and other promotional expenses, and sales commissions to manufacturers' representatives. Selling, general and administrative expenses for the three months ended June 30, 2001 were $4.0 million, an increase of 7.3% from $3.7 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, selling, general and administrative expenses were $7.8 million, an increase of 9.8% from $7.1 million for the six months ended June 30, 2000. The increase in absolute dollars was primarily due to an increase in headcount. Selling, general and administrative expenses as a percentage of net revenues were 42.0% for the three months ended June 30, 2001, as compared to 23.0% for the three months ended June 30, 2000. For the six months ended June 30, 2001, selling, general and administrative expenses as a percentage of net revenues increased to 35.6% compared to 23.2% for the six months ended June 30, 2000. The percentage increases for the three and six months ended June 30, 2001 were primarily due to a decline in revenues.

AMORTIZATION OF GOODWILL AND PURCHASED INTANGIBLE ASSETS

Amortization of goodwill and purchased intangible assets for the three months ended June 30, 2001 was $1.0 million compared to $449,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, amortization of goodwill and purchased intangible assets was $2.1 million compared to $449,000 for the six months ended June 30, 2000. Amortization of goodwill and purchased intangible assets includes the amortization of goodwill and other purchased intangible assets relating to the May 2000 acquisition of Sebring Systems. The amount for the six months ended June 30, 2000 reflects amortization beginning on the date of the acquisition through the end of the second quarter. We expect that amortization of goodwill and purchased intangible assets will be constant through the quarter ended December 31, 2001. However, effective January 1, 2002, in accordance with SFAS No. 142, we will cease amortization of goodwill and significantly all other identified intangibles.

IN-PROCESS RESEARCH AND DEVELOPMENT

The $14.3 million expensed to in-process research and development in the three and six months ended June 30, 2000 were related to the acquisition of Sebring Systems.

DEFERRED COMPENSATION

In connection with the grant of restricted stock and stock options to our employees during 1997 and 1998, we recorded aggregate deferred compensation of $361,000, representing the difference between the deemed value of our common stock for accounting purposes and the restricted stock purchase price or stock option exercise price at the date of grant. The amount of deferred compensation is presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable stock grants. We also recorded deferred compensation of $12.3 million related to stock options granted below fair market value to employees in relation to the acquisition of Sebring Systems in May 2000. Additionally, we recorded deferred compensation of $3.5 million in connection with the grant of stock options below fair market value to our employees in September 2000. Amortization of deferred compensation was approximately $762,000 and $23,000 for each of the three months ended June 30, 2001 and 2000, respectively, and has substantially all been included in research and development expenses in our results of operations. For each of the six months ended June 30, 2001 and 2000, amortization of deferred compensation was approximately $1,580,000 and $387,000, respectively. The amount of deferred compensation is amortized ratably over the vesting period of the applicable stock grants. We expect to record a compensation expense related to deferred compensation of approximately $800,000 per quarter through September 30, 2003.

INTEREST INCOME AND OTHER, NET

Interest income and other income, net reflects interest earned on average cash, cash equivalents, short-term and long-term investment balances. Interest income and other, net decreased to $67,000 for the three months ended June 30, 2001 from $548,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, interest income and other, net decreased to $298,000 from $1,037,000 in the six months ended June 30, 2000. The decrease was primarily due to interest earned on lower cash and investment balances plus interest expense related to the November 2000 loan of $28.5 million in connection with our purchase of a facility in Sunnyvale, California, partially offset by rental income from two tenants in the new facility.

PROVISION FOR INCOME TAXES

The income tax benefit for the three months ended June 30, 2001 was $1.7 million on a pretax loss of $5.1 million, compared to an income tax expense of $1.7 million on a pretax loss of $11.0 million for the three months ended June 30, 2000. The income tax benefit for the six months ended June 30, 2001 was $1.8 million on a pretax loss of $6.7 million, compared to an income tax expense of $3.5 million on a pretax loss of $5.8 million for the six months ended June 30, 2000. The 2001 income tax benefit differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible acquisition related items partially offset by the benefit of tax exempt interest and research and development tax credits. Our 2000 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible acquisition related items partially offset by the benefit of research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, we had $18.7 million in working capital and $7.3 million in cash and cash equivalents. Our operating activities used cash of $6.9 million for the six months ended June 30, 2001, and generated cash of $6.0 million for the six months ended June 30, 2000. The $6.9 million of cash used by operations was primarily attributable to a net loss of $4.8 million, an increase in inventories of $3.2 million and an increase in income tax receivable of $1.1 million, partially offset by non-cash charges of $5.0 million.

Our investing activities used cash of $1,932,000 and $278,000 for the six months ended June 30, 2001 and the six months ended June 30, 2000, respectively. Cash used by investing activities for the six months ended June 30, 2001 was primarily attributable to the purchases of property and equipment, partially offset by net proceeds from the purchase/sale of investments. Financing activities used cash of $556,000 during the six months ended June 30, 2001 and generated cash of $1,011,000 during the six months ended June 30, 2000. Cash used by financing activities for the six months ended June 30, 2001 is primarily related to an increase of restricted cash and investment partially offset by the exercise of employee stock options.

In January 2001, our Board of Directors approved a stock repurchase program whereby up to 2,000,000 shares of our common stock may be purchased in the open market or in privately negotiated transactions. As of June 30, 2001, 10,000 shares had been repurchased.

In August 2001, we paid all amounts owed under the loan from Wells Capital Management, an aggregate amount of $28.5 million. This loan was secured with approximately $33.4 million in restricted cash and investments. We liquidated these restricted cash and investments in order to repay the loan. Approximately $5.0 million became available to us for operating working capital after the repayment of the loan.

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

RAPID TECHNOLOGICAL CHANGE COULD MAKE OUR PRODUCTS OBSOLETE

We operate in an industry that is subject to evolving industry standards, rapid technological changes, rapid changes in customer demands and the rapid introduction of new, higher performance products with shorter product life cycles. As a result, we expect to continue to make significant investments in research and development. However, we may not have adequate funds from operations or otherwise to devote to research and development, forcing us to reduce our research and development efforts. Also, we must manage product transitions successfully, since announcements or introductions of new products by us or our competitors could adversely affect sales of our existing products because these existing products can become obsolete or unmarketable for specific purposes. There can be no assurance that we will be able to develop and introduce new products or enhancements to our existing products on a timely basis or in a manner which satisfies customer needs or achieves widespread market acceptance. Any significant delay in releasing new products could adversely affect our reputation, give a competitor a first-to-market advantage or allow a competitor to achieve greater market share. The failure to adjust to rapid technological change could harm our business, financial condition, results of operations and cash flows.

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

We expect to spend a significant amount of time and resources to develop new products and refine existing products. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenues from the sale of any new products. Our ability to commercially introduce and successfully market any new products is subject to a wide variety of challenges during this development cycle, including start-up bugs, design defects and other matters that could delay introduction of these products to the marketplace. In addition, since our customers are not obligated by long-term contracts to purchase our products, our anticipated product orders may not materialize, or orders that do materialize may be cancelled. As a result, if we do not achieve market acceptance of new products, we may not be able to realize sufficient sales of our products in order to recoup research and development expenditures. The failure of any of our new products to achieve market acceptance would harm our business, financial condition, results of operation and cash flows.

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

A LARGE PORTION OF OUR REVENUES IS DERIVED FROM SALES TO THIRD-PARTY DISTRIBUTORS WHO MAY TERMINATE THEIR RELATIONSHIPS WITH US AT ANY TIME

We depend on distributors to sell a significant portion of our products. In the six months ended June 30, 2001 and 2000, net revenues through distributors accounted for approximately 62% and 64%, respectively, of our net revenues. Some of our distributors also market and sell competing products.

Distributors may terminate their relationships with us at any time. Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. For example, in March 2001, we terminated our relationship with Unique Technologies, our U.S. distributor, that accounted for 22% of our year to date revenues through June 30, 2001, and since then have serviced most of our U.S. customers directly or through manufacturers' representatives. Unique is currently being phased out as our U.S. distributor. The loss of one or more of our major distributors could have a material adverse effect on our business.

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

Sales outside of North America accounted for 40% of our revenues for the six months ended June 30, 2001. In 2000, 1999 and 1998 sales outside of North America accounted for 39%, 35% and 34% of our revenues, respectively. We anticipate that these sales may increase in future periods and may account for an increasing portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


We have an investment portfolio of fixed income securities, including those classified as cash equivalents and restricted cash of approximately $38.7 million at June 30, 2001. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than $0.4 million decrease (less than 1%) in the fair value of our available-for-sale securities.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 22, 2001, the following individuals were elected to the Board of Directors:

Name                       Votes For          Votes Against       Votes Withheld
----                       ----------         -------------       -------------
Michael Salameh            20,886,186            137,102            2,398,094
D. James Guzy              20,837,797            185,491            2,398,094
Eugene Flath               20,839,566            183,722            2,398,094
Timothy Draper             20,841,191            182,097            2,398,094
Young K. Sohn              20,840,586            182,702            2,398,094
John H. Hart               20,888,486            134,802            2,398,094

The following proposals were approved at the Company's Annual Meeting:

                                            Affirmative Votes          Negative Votes
                                            -----------------          --------------
1.  Amendments to the Company's 1999
    Stock Incentive Plan                    16,220,403                 4,781,820

2.  Ratification of the appointment of
    Ernst & Young LLP as independent
    auditors for the fiscal year ending
    December 31, 2001                       20,993,751                 21,507

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

             EXHIBIT
              NUMBER                        DESCRIPTION
             --------                       -----------
              2.1(2)    Agreement and Plan of Merger dated April 19, 2000 by
                        and among PLX Technology, Inc., OKW Technology
                        Acquisition Corporation and Sebring Systems, Inc.

              3.1(1) Amended and Restated Certificate of Incorporation of the Registrant.

              3.2(1)    Registrant's Amended and Restated Bylaws.

              4.1       Reference is made to Exhibit 3.1.

             10.1       1999 Stock Incentive Plan, as amended.

----------
        (1) Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-71795).

        (2) Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on June 2, 2000.


(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  PLX TECHNOLOGY, INC.
                                                      (Registrant)


Date: August 10, 2001                  By /s/   Rafael Torres
                                          --------------------------------------
                                                      Rafael Torres
                                              Vice President, Finance and
                                                Chief Financial Officer
                                                (Authorized Officer and
                                              Principal Financial Officer)

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

3.1(1)      Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)      Registrant's Amended and Restated Bylaws.

4.1         Reference is made to Exhibit 3.1.

10.1        1999 Stock Incentive Plan, as amended.

----------
(1) Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-71795).

(2)  Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on June 2,
     2000.