Form 10-Q
period 2001-09-30
PLX TECHNOLOGY INC
filed 2001-10-30
CIK 850579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2001.

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2001, there were 23,250,700 shares of common stock, par value $0.001 per share, outstanding.



This Report on Form 10-Q includes 25 pages with the Index to Exhibits located on page 24.

                              PLX TECHNOLOGY, INC.
                                    INDEX TO
                               REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 2001

                                                                                           Page
                                                                                           ----
                                 PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets at September 30, 2001 and

              December 31, 2000 .....................................................       3

           Condensed Consolidated Statements of Operations for the three and nine
              months ended September 30, 2001 and 2000 ..............................       4

           Condensed Consolidated Statements of Cash Flows for the nine
              months ended September 30, 2001 and 2000 ..............................       5

           Notes to Condensed Consolidated Financial Statements .....................       6


ITEM 2.  Management's Discussion and Analysis of Financial Condition

           and Results of Operations ................................................      11


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk .................      23


                                  PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K ...........................................      24

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              PLX TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2001          2000 (1)
                                                      ---------       ---------
                                                     (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                          $  11,113       $  16,621
   Short-term investments                                 1,586           3,340
   Accounts receivable, net                               5,974           4,772
   Inventories                                            6,227           4,521
   Deferred tax assets                                    4,099           4,099
   Income tax receivable                                  1,267              --
   Other current assets                                     591           1,290
                                                      ---------       ---------
Total current assets                                     30,857          34,643

Property and equipment, net                              33,984          31,277
Goodwill                                                  8,825          11,308
Other intangible assets                                   2,314           2,964
Restricted cash and investments                              --          33,146
Other assets                                                197             141
                                                      ---------       ---------
Total assets                                          $  76,177       $ 113,479
                                                      =========       =========

LIABILITIES

Current liabilities:
   Accounts payable                                   $   2,490       $   5,064
   Accrued compensation and benefits                        854           1,491
   Accrued commissions                                      426             345
   Deferred revenues                                        629           1,430
   Income tax payable                                        --             833
   Deferred tax liability                                 1,100           1,100
   Other accrued expenses                                   963           1,518
                                                      ---------       ---------
Total current liabilities                                 6,462          11,781

Long-term notes payable                                      --          28,500

STOCKHOLDERS' EQUITY

   Common stock, par value                                   23              23
   Additional paid in capital                            78,004          79,715
   Deferred compensation                                 (5,016)         (9,312)
   Notes receivable for employee stock purchases            (62)            (50)
   Accumulated other comprehensive income (loss)            (22)             54
   Retained earnings                                     (3,212)          2,768
                                                      ---------       ---------
Total stockholders' equity                               69,715          73,198
                                                      ---------       ---------

Total liabilities and stockholders' equity            $  76,177       $ 113,479
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

                              PLX TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                      -----------------------      -----------------------
                                                        2001           2000          2001           2000
                                                      --------       --------      --------       --------
Net revenues                                          $ 10,513       $ 18,409      $ 32,405       $ 49,041
Cost of revenues                                         3,667          5,246        12,123         14,218
                                                      --------       --------      --------       --------
Gross margin                                             6,846         13,163        20,282         34,823

Operating expenses:
  Research and development                               4,009          4,643        14,511         11,272
  Selling, general and administrative                    3,380          4,437        11,176         11,538
  Amortization of goodwill and purchased
     intangible assets                                   1,044          1,044         3,132          1,493
  In-process research and development                       --             --            --         14,342
                                                      --------       --------      --------       --------
Total operating expenses                                 8,433         10,124        28,819         38,645
                                                      --------       --------      --------       --------

Income (loss) from operations                           (1,587)         3,039        (8,537)        (3,822)

Interest income and other, net                             252            567           550          1,604
                                                      --------       --------      --------       --------
Income (loss) before provision (benefit) for
  income taxes                                          (1,335)         3,606        (7,987)        (2,218)

Provision (benefit) for income taxes                      (203)         1,626        (2,007)         5,159
                                                      --------       --------      --------       --------

Net income (loss)                                     $ (1,132)      $  1,980      $ (5,980)      $ (7,377)
                                                      ========       ========      ========       ========

Basic net income (loss) per share                     $  (0.05)      $   0.09      $  (0.26)      $  (0.33)
                                                      ========       ========      ========       ========
Shares used to compute basic per share amounts          23,236         23,162        23,215         22,544
                                                      ========       ========      ========       ========
Diluted net income (loss) per share                   $  (0.05)      $   0.08      $  (0.26)      $  (0.33)
                                                      ========       ========      ========       ========
Shares used to compute diluted per share amounts        23,236         24,743        23,215         22,544
                                                      ========       ========      ========       ========

See notes to condensed consolidated financial statements.

                              PLX TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                   -----------------------
                                                                                     2001           2000
                                                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                           $ (5,980)      $ (7,377)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
   Depreciation                                                                       1,989            969
   Compensation expense recognized                                                       17          2,285
   Amortization of deferred compensation                                              2,237            387
   Amortization of goodwill and other purchased intangible assets                     3,133          1,493
   In-process research and development                                                   --         14,342
   Income taxes                                                                          --           (198)
   Changes in operating assets and liabilities:
     Accounts receivable                                                             (1,202)        (3,604)
     Inventories                                                                     (1,706)           125
     Income tax receivable                                                           (1,267)            --
     Other current assets                                                               699         (2,584)
     Other assets                                                                       (56)        (1,011)
     Accounts payable                                                                (2,574)         1,914
     Accrued compensation and benefits                                                 (637)           325
     Accrued commissions                                                                 81            400
     Deferred revenues                                                                 (801)            37
     Income tax payable                                                                (833)          (175)
     Other accrued expenses                                                            (555)           124
                                                                                   --------       --------
Net cash provided by (used in) operating activities                                  (7,455)         7,452
                                                                                   --------       --------

INVESTING ACTIVITIES
Purchases of short term investments                                                  (3,180)       (18,377)
Sales of short term investments                                                      14,981          6,745
Maturities of short term investments                                                 17,591         23,500
Purchases of long term investments                                                   (9,991)        (6,867)
Sales of long term investments                                                       11,618             --
Realized gain/loss on investments                                                      (198)            --
Purchases of property and equipment                                                  (4,696)        (1,823)
Cash acquired in Sebring acquisition                                                     --             33
                                                                                   --------       --------
Net cash provided by investing activities                                            26,125          3,211

FINANCING ACTIVITIES
Proceeds from sale of common stock                                                      414          1,189
Repurchase of common stock                                                              (83)            --
Decrease in restricted cash and investments                                           4,025             --
Repayment of stockholder notes receivable                                               (12)            38
Repayment of note payable                                                           (28,500)            --
                                                                                   --------       --------
Net cash provided by (used in) financing activities                                 (24,156)         1,227
                                                                                   --------       --------

Effect of exchange rate fluctuations on cash and cash equivalents                       (22)            --

Increase (decrease) in cash and cash equivalents                                     (5,508)        11,890
Cash and cash equivalents at beginning of the period                                 16,621          8,636
                                                                                   --------       --------
Cash and cash equivalents at end of the period                                     $ 11,113       $ 20,526
                                                                                   ========       ========

See notes to condensed consolidated financial statements.

                              PLX TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiary (collectively, "PLX" or the "Company") as of September 30, 2001 and for the three-month and nine-month periods ended September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

      COMPREHENSIVE INCOME (LOSS)

      The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Company's comprehensive net income (loss) for the three and nine months ended September 30, 2001 and September 30, 2000 was as follows:

                                                Three Months Ended          Nine Months Ended
                                                    September 30,              September 30,
                                               ---------------------      ---------------------
                                                 2001          2000         2001          2000
                                               -------       -------      -------       -------
                                                   (in thousands)              (in thousands)
      Net income (loss)                        $(1,132)      $ 1,980      $(5,980)      $(7,377)

      Unrealized gains (losses)
      on investments                              (143)           30          (54)           52
      Cumulative translation adjustment            (22)           --          (22)           --
                                               -------       -------      -------       -------
      Comprehensive income (loss)              $(1,297)      $ 2,010      $(6,056)      $(7,325)
                                               =======       =======      =======       =======

      Accumulated other comprehensive income (loss) on the accompanying Consolidated Balance Sheets is comprised of unrealized gains on investments and cumulative translation adjustments.

      RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133, as amended, was adopted by the Company effective January 1, 2001 and did not have an impact on the Company's results of operations or financial position, as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of 2002, goodwill and significantly all other identified intangibles will no longer be amortized but will be subject to annual impairment tests. Based on acquisitions completed as of September 30, 2001, application of the non-amortization provisions of these rules is currently expected to result in an increase in operating income of approximately $4.2 million per year. The new rules also require business combinations initiated after September 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after September 30, 2001 to not be amortized. Goodwill existing at September 30, 2001 will continue to be amortized through the end of fiscal 2001. During 2002, the Company will test goodwill for impairment under the new rules, applying a fair-value-based test. Through the end of fiscal 2001, the Company will test goodwill for impairment using the current method, which uses an undiscounted cash flow test.

2.    INVENTORIES

      Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories were as follows:

                           SEPTEMBER 30,   DECEMBER 31,
                          -------------   ------------
                              2001           2000
                          -------------   ------------
                                (in thousands)
     Work in Process         $  541         $  646
     Finished goods           5,686          3,875
                             ------         ------
          Total              $6,227         $4,521
                             ======         ======


3.    NET INCOME (LOSS) PER SHARE

      The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                                  -----------------------      -----------------------
                                                                    2001           2000          2001           2000
                                                                  --------       --------      --------       --------
                                                                       (in thousands)             (in thousands)
Net income (loss)                                                 $ (1,132)      $  1,980      $ (5,980)      $ (7,377)
                                                                  --------       --------      --------       --------

Weighted average shares of common stock outstanding                 23,241         23,300        23,220         22,702
Less weighted average shares of common stock subject to
     repurchase                                                          5            138             5            158
                                                                  --------       --------      --------       --------
Shares used in computing basic net income (loss) per share          23,236         23,162        23,215         22,544
                                                                  ========       ========      ========       ========
Net income (loss) per share -- basic                              $  (0.05)      $   0.09      $  (0.26)      $  (0.33)
                                                                  ========       ========      ========       ========

Shares used in computing basic net income (loss) per share          23,236         23,162        23,215         22,544
Effect of dilutive securities:
     Stock options                                                      --          1,443            --             --
     Unvested restricted stock                                          --            138            --             --
                                                                  --------       --------      --------       --------
Shares used in computing diluted net income (loss) per share        23,236         24,743        23,215         22,544
                                                                  ========       ========      ========       ========
Net income (loss) per share -- diluted                            $  (0.05)      $   0.08      $  (0.26)      $  (0.33)
                                                                  ========       ========      ========       ========

      For the three-month and nine-month periods ended September 30, 2001, the effect of dilutive securities including all outstanding stock options and shares subject to repurchase, totaling 3.6 million and 3.6 million shares, respectively, have been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive. For the three-month and nine-month periods ended September 30, 2000, the effect of dilutive securities including all outstanding stock options and shares subject to repurchase, totaling 1.4 million and 3.0 million shares, respectively, have been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive.

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

      Revenues by geographic region based on customer location were as follows:

                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                           -----------------------         -----------------------
                                             2001            2000            2001            2000
                                           -------         -------         -------         -------
                                               (in thousands)                   (in thousands)
      Revenues:
         North America                     $ 6,046         $10,928         $18,073         $30,212
         France                              1,700           2,044           4,447           4,668
         Europe - excluding France           1,160           2,725           4,287           7,463
         Asia                                1,607           2,712           5,598           6,698
                                           -------         -------         -------         -------
      Total                                $10,513         $18,409         $32,405         $49,041
                                           =======         =======         =======         =======

      For the three months ended September 30, 2001, two customers accounted for 45% of net revenues, taking into account sales through the Company's distributors as well as direct sales. For the nine months ended September 30, 2001, two customers accounted for 32% of net revenues, taking into account sales through the Company's distributors as well as direct sales. For the three months ended September 30, 2001, one distributor accounted for 16% of net revenues. For the nine months ended September 30, 2001, two distributors accounted for 29% of net revenues.

5.    DEBT REPAYMENT

      On October 25, 2000, the Company signed a promissory note to borrow $28.5 million in connection with its purchase of a facility. The loan was collaterized by cash, short-term and long-term investments of approximately $33.4 million, which were classified as restricted cash. In August 2001, the Company repaid all amounts owed under the loan, an aggregate amount of $28.5 million. The Company liquidated short-term and long-term securities in order to repay the loan.

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

      (in thousands)
      Net tangible assets                           $ 1,165
      In-process technology                          14,342
      Goodwill and other intangible assets:
         Goodwill                                    13,339
         Acquired employees                             983
         Tradename                                      355
         Patents                                      2,132
                                                    -------
                                                     16,809

                                                    -------
      Net assets acquired                           $32,316
                                                    =======

      Acquired in-process technology was written-off in the second quarter of fiscal 2000.

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

      The Company estimated, as of the acquisition date, the project was 85% complete. The percentage of completion was determined using costs incurred by Sebring prior to the acquisition date compared to the remaining research and development to be completed to bring the project to technological feasibility. As of June 30, 2001, the project was completed. The product was taped out successfully and is currently being sampled.

      UNAUDITED PRO FORMA FINANCIAL RESULTS

      The unaudited pro forma financial information combines the historical statements of operations of PLX Technology, Inc. and Sebring Systems, Inc. for the nine-months ended September 30, 2000 and gives effect to the transaction, including the amortization of goodwill and other intangible assets and the recognition of deferred compensation, as if they occurred at the beginning of the period.

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

                                                                   NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                   ------------------------------------
                                                                             (UNAUDITED)
                                                                 (in thousands, except per share amounts)
      Net revenues                                                             $49,041
      Net income                                                               $ 1,570
      Net income per share -- basic                                            $  0.07
      Number of shares used in per share calculations -- basic                  22,544
      Net income per share -- diluted                                          $  0.07
      Number of shares used in per share calculations -- diluted                24,142

7.    STOCK REPURCHASE

      In January 2001, the Board of Directors of the Company approved a stock repurchase program whereby up to 2,000,000 shares of its Common Stock may be purchased in the open market or in privately negotiated transactions. As of September 30, 2001, 10,000 shares had been repurchased.

8.    INCOME TAXES

      The income tax benefit for the three months ended September 30, 2001 was $203,000 on a pretax loss of $1.3 million, compared to an income tax expense of $1.6 million on a pretax income of $3.6 million for the three months ended September 30, 2000. The income tax benefit for the nine months ended September 30, 2001 was $2.0 million on a pretax loss of $8.0 million, compared to an income tax expense of $5.2 million on a pretax loss of $2.2 million for the nine months ended September 30, 2000. The 2001 income tax benefit differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible acquisition related items partially offset by the benefit of tax exempt interest and research and development tax credits. Our 2000 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible acquisition related items partially offset by the benefit of research and development tax credits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to, the length of our sales cycle, under the sub-heading "Overview" and our anticipated expense levels for amortization of goodwill and purchased intangible assets, and deferred compensation, as well as the sufficiency of our existing resources and cash generated from operations to meet our capital requirements under the sub-heading "Results of Operations." Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below under the sub-heading "Factors That May Affect Future Operating Results" and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See "Factors That May Affect Future Operating Results" below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

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

Our long-term success will depend on our ability to introduce new products. While new products typically generate little or no revenues during the first twelve months following their introduction, our revenues in subsequent periods depend upon these new products. Due to the lengthy sales cycle and additional time for customers to commence volume production, significant revenues from our new products typically occur only twelve to twenty-four months after product introduction. As a result, revenues from newly introduced products have, in the past, produced a small percentage of our total revenues in the year the product was introduced. See "Certain Factors That May Affect Future Operating Results -- Our Lengthy Sales Cycle Can Result in Uncertainty and Delays with Regard to Our Expected Revenues."

RESULTS OF OPERATIONS

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                 ---------------------          ---------------------
                                                  2001            2000           2001            2000
                                                 -----           -----          -----           -----
Net revenues                                     100.0%          100.0%         100.0%          100.0%
Cost of revenues                                  34.9            28.5           37.4            29.0
                                                 -----           -----          -----           -----
Gross margin                                      65.1            71.5           62.6            71.0
Operating expenses:
  Research and development                        38.1            25.2           44.8            23.0
  Selling, general and administrative             32.2            24.1           34.5            23.5
  Amortization of goodwill and
     purchased intangible assets                   9.9             5.7            9.6             3.0
  In-process research and development               --              --             --            29.3
                                                 -----           -----          -----           -----
Total operating expenses                          80.2            55.0           88.9            78.8
                                                 -----           -----          -----           -----
Income (loss) from operations                    (15.1)           16.5          (26.3)           (7.8)
Interest income and other, net                     2.4             3.1            1.7             3.3
                                                 -----           -----          -----           -----
Income (loss) before provision (benefit)
  for income taxes                               (12.7)           19.6          (24.6)           (4.5)
Provision (benefit) for income taxes              (1.9)            8.8           (6.2)           10.5
                                                 -----           -----          -----           -----
Net income (loss)                                (10.8)%          10.8%         (18.4)%         (15.0)%

NET REVENUES

Net revenues for the three months ended September 30, 2001 were $10.5 million, a decrease of 43% from $18.4 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, net revenues were $32.4 million, a decrease of 34% from $49.0 million for the nine months ended September 30, 2000. The decrease was primarily due to lower unit shipments resulting from the current economic slowdown in the technology sector. For the three months ended September 30, 2001, two customers accounted for 45% of net revenues, taking into account sales through our distributors as well as direct sales. For the nine months ended September 30, 2001, two customers accounted for 32% of net revenues, taking into account sales through our distributors as well as direct sales. For the three months ended September 30, 2001, one distributor accounted for 16% of net revenues. For the nine months ended September 30, 2001, two distributors accounted for 29% of net revenues.

GROSS PROFIT

Gross profit represents net revenues less the cost of revenues. Cost of revenues includes the cost of purchasing packaged semiconductor devices from our independent foundries, our operating costs associated with the procurement, storage, and shipment of products. Gross profit for the three months ended September 30, 2001 was $6.8 million, a decrease of 48% from $13.2 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, gross profit was $20.3 million, a decrease of 42% from $34.8 million for the nine months ended September 30, 2000. Gross profit as a percentage of net revenues was 65.1% for the three months ended September 30, 2001, as compared to 71.5% for the three months ended September 30, 2000. For the nine months ended September 30, 2001, gross profit as a percentage of net revenues was 62.6%, as compared to 71.0% for the nine months ended September 30, 2000. The decline in our gross profit was primarily due to a $1.3 million charge taken in the second quarter related to excess inventory as well as a shift in our product mix.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries are included in research and development expenses. Research and development expenses for the three months ended September 30, 2001 were $4.0 million, a decrease of 14% from $4.6 million for the three months ended September 30, 2000. The decrease in absolute dollars was primarily due to a one-time compensation charge related to a severance agreement in the third quarter of 2000, partially offset by increased headcount and higher costs to support our continuing efforts to develop new products. For the nine months ended September 30, 2001, research and development expenses were $14.5 million, an increase of 29% from $11.3 million in the nine months ended September 30, 2000. The increase in absolute dollars was primarily due to the addition of personnel for the development of new products and the enhancement of existing products, as well as payments to outside consultants where specific resources were needed in the development process. Research and development expenses as a percentage of net revenues were 38.1% for the three months ended September 30, 2001, as compared to 25.2% for the three months ended September 30, 2000. For the nine months ended September 30, 2001, research and development expenses were 44.8% as a percentage of net revenues, as compared to 23.0% for the nine months ended September 30, 2000. This percentage increase was primarily due to lower net revenues coupled with amortization of deferred compensation associated with the May 2000 acquisition of Sebring Systems, increased headcount and higher costs to support our continuing efforts to develop new products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of employee related expenses, professional fees, trade show and other promotional expenses, and sales commissions to manufacturers' representatives. Selling, general and administrative expenses for the three months ended September 30, 2001 were $3.4 million, a decrease of 24% from $4.4 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, selling, general and administrative expenses were $11.2 million, a decrease of 3% from $11.5 million for the nine months ended September 30, 2000. The decrease in absolute dollars was primarily due to a decrease in sales commissions to manufacturers' representatives as a result of lower revenues and a decrease in discretionary spending. Selling, general and administrative expenses as a percentage of net revenues were 32.2% for the three months ended September 30, 2001, as compared to 24.1% for the three months ended September 30, 2000. For the nine months ended September 30, 2001, selling, general and administrative expenses as a percentage of net revenues increased to 34.5%, as compared to 23.5% for the nine months ended September 30, 2000. The percentage increases for the three and nine months ended September 30, 2001 were primarily due to a decline in revenues.

AMORTIZATION OF GOODWILL AND PURCHASED INTANGIBLE ASSETS

Amortization of goodwill and purchased intangible assets for the three months ended September 30, 2001 and 2000 were both $1.0 million. For the nine months ended September 30, 2001, amortization of goodwill and purchased intangible assets was $3.1 million, as compared to $1.5 million for the nine months ended September 30, 2000. Amortization of goodwill and purchased intangible assets includes the amortization of goodwill and other purchased intangible assets relating to the May 2000 acquisition of Sebring Systems. The amount for the nine months ended September 30, 2000 reflects amortization beginning on the date of the acquisition through the end of the third quarter. We expect that amortization of goodwill and purchased intangible assets will be constant through the quarter ending December 31, 2001. However, effective January 1, 2002, in accordance with SFAS No. 142, we will cease amortization of goodwill and significantly all other identified intangibles.

IN-PROCESS RESEARCH AND DEVELOPMENT

The $14.3 million expensed to in-process research and development in the nine months ended September 30, 2000 were related to the acquisition of Sebring Systems.

DEFERRED COMPENSATION

In connection with the grant of restricted stock and stock options to our employees during 1997 and 1998, we recorded aggregate deferred compensation of $361,000, representing the difference between the deemed value of our common stock for accounting purposes and the restricted stock purchase price or stock option exercise price at the date of grant. The amount of deferred compensation is presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable stock grants. We also recorded deferred compensation of $12.3 million related to stock options granted below fair market value to employees in relation to the acquisition of Sebring Systems in May 2000. Additionally, we recorded deferred compensation of $3.5 million in connection with the grant of stock options below fair market value to our employees in September 2000. Amortization of deferred compensation was approximately $656,000 and $936,000 for each of the three months ended September 30, 2001 and 2000, respectively, and has substantially all been included in research and development expenses in our results of operations. For each of the nine months ended September 30, 2001 and 2000, amortization of deferred compensation was approximately $2,237,000 and $387,000, respectively. The amount of deferred compensation is amortized ratably over the vesting period of the applicable stock grants. We expect to record a compensation expense related to deferred compensation of approximately $700,000 per quarter through September 30, 2003.

INTEREST INCOME AND OTHER, NET

Interest income and other, net reflects interest earned on average cash, cash equivalents, short-term and long-term investment balances. Interest income and other, net decreased to $252,000 for the three months ended September 30, 2001 from $567,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, interest income and other, net decreased to $550,000 from $1,604,000 in the nine months ended September 30, 2000. The decrease was primarily due to interest earned on lower cash and investment balances plus interest expense related to the November 2000 loan of $28.5 million in connection with our purchase of a facility in Sunnyvale, California, partially offset by rental income from two tenants in the new facility.

PROVISION FOR INCOME TAXES

The income tax benefit for the three months ended September 30, 2001 was $203,000 on a pretax loss of $1.3 million, compared to an income tax expense of $1.6 million on a pretax income of $3.6 million for the three months ended September 30, 2000. The income tax benefit for the nine months ended September 30, 2001 was $2.0 million on a pretax loss of $8.0 million, compared to income tax expense of $5.2 million on a pretax loss of $2.2 million for the nine months ended September 30, 2000. The 2001 income tax benefit differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible acquisition-related items partially offset by the benefit of tax exempt interest and research and development tax credits. Our 2000 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible acquisition related items partially offset by the benefit of research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had $24.4 million in working capital and $11.1 million in cash and cash equivalents. Our operating activities used cash of $7.5 million during the nine months ended September 30, 2001, and generated cash of $7.5 million during the nine months ended September 30, 2000. The $7.5 million of cash used by operations was primarily attributable to a net loss of $6.0 million, a decrease in accounts payable of $2.6 million, an increase in inventories of $1.7 million, an increase in income tax receivable of $1.3 million, and an increase in accounts receivable of $1.2 million, partially offset by non-cash charges of $7.4 million.

Our investing activities provided cash of $26.1 million and $3.2 million for the nine months ended September 30, 2001 and the nine months ended September 30, 2000, respectively. Cash provided by investing activities for the nine months ended September 30, 2001 was primarily attributable to the liquidation of short-term and long-term securities in connection with the repayment of the $28.5 million loan, partially offset by purchases of $13.2 million in short-term and long-term investments and $4.7 million in property and equipment. Financing activities used cash of $24.2 million during the nine months ended September 30, 2001 and generated cash of $1.2 million during the nine months ended September 30, 2000. Cash used by financing activities for the nine months ended September 30, 2001 is primarily related to the repayment of the $28.5 million loan.

In January 2001, our Board of Directors approved a stock repurchase program whereby up to 2,000,000 shares of our common stock may be purchased in the open market or in privately negotiated transactions. As of September 30, 2001, 10,000 shares had been repurchased.

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

We believe that our existing resources, together with cash expected to be generated from our operations will be sufficient to meet our capital requirements for at least the next twelve months.

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

-     general economic conditions,

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

WE ARE EXPOSED TO GENERAL ECONOMIC AND MARKET CONDITIONS

Our business is subject to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the communications and networking industries. In recent quarters, our operating results have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe, and Asia. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our business, operating results, and financial condition, including reduced revenue.

OUR LENGTHY SALES CYCLE CAN RESULT IN UNCERTAINTY AND DELAYS WITH REGARD TO OUR EXPECTED REVENUES

Our customers typically perform numerous tests and extensively evaluate our products before incorporating them into their systems. The time required for test, evaluation and design of our products into a customer's equipment can range from six to twelve months or more. It can take an additional six to twelve months or more before a customer commences volume shipments of equipment that incorporates our products. Because of this lengthy sales cycle, we may experience a delay between the time when we increase expenses for research and development and sales and marketing efforts and the time when we generate higher revenues, if any, from these expenditures.

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

BECAUSE A SUBSTANTIAL PORTION OF OUR NET SALES IS GENERATED BY A SMALL NUMBER OF LARGE CUSTOMERS, IF ANY OF THESE CUSTOMERS DELAYS OR REDUCES ITS ORDERS, OUR NET SALES AND EARNINGS WILL BE HARMED

Historically, a relatively small number of customers have accounted for a significant portion of our net sales in any particular period. We have no long-term volume purchase commitments from any of our significant customers. We cannot be certain that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers. In addition, some of our customers supply products to end-market purchasers and any of these end-market purchasers could choose to reduce or eliminate orders for our customers' products. This would in turn lower our customers' orders for our products.

We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our net sales. Due to these factors, the following have in the past and may in the future reduce our net sales or earnings:

- the reduction, delay or cancellation of orders from one or more of our significant customers;

- the selection of competing products or in-house design by one or more of our current customers;

-     the loss of one or more of our current customers; or

-     a failure of one or more of our current customers to pay our invoices.

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

A LARGE PORTION OF OUR REVENUES IS DERIVED FROM SALES TO THIRD-PARTY DISTRIBUTORS WHO MAY TERMINATE THEIR RELATIONSHIPS WITH US AT ANY TIME

We depend on distributors to sell a significant portion of our products. In the nine months ended September 30, 2001 and 2000, net revenues through distributors accounted for approximately 59% and 65%, respectively, of our net revenues. Some of our distributors also market and sell competing products.

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

THE SUCCESSFUL MARKETING AND SALES OF OUR PRODUCTS DEPEND UPON OUR THIRD PARTY RELATIONSHIPS, WHICH ARE NOT SUPPORTED BY WRITTEN AGREEMENTS

When marketing and selling our semiconductor devices, we believe we enjoy a competitive advantage based on the availability of development tools offered by third parties. These development tools are used principally for the design of other parts of the embedded system but also work with our products. We will lose this advantage if these third party tool vendors cease to provide these tools for existing products or do not offer them for our future products. This event could have a material adverse effect on our business. We have no written agreements with these third parties, and these parties could choose to stop providing these tools at any time.

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

We may from time to time receive notifications of claims that we may be infringing patents or other intellectual property rights owned by third parties. While there is currently no intellectual property litigation pending against us, litigation could result in significant expenses to us and adversely affect sales of the challenged product or technology. This litigation could also divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. In addition, we may not be able to develop or acquire non-infringing technology or procure licenses to the infringing technology under reasonable terms. This could require expenditures by us of substantial time and other resources. Any of these developments would have a material adverse effect on our business.

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

Sales outside of North America accounted for 44% of our revenues for the nine months ended September 30, 2001. In 2000, 1999 and 1998 sales outside of North America accounted for 39%, 35% and 34% of our revenues, respectively. We anticipate that these sales may increase in future periods and may account for an increasing portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

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

We have had limited experience with acquisitions in the past and may not be able to successfully integrate any businesses, products, technologies or personnel that may be acquired in the future. Our failure to do so could have a material adverse effect on our business.

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

As part of our anti-takeover devices, our Board of Directors has the ability to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,000,000 shares of preferred stock. There are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected. Consistent with Delaware law, our Board of Directors may adopt additional anti-takeover measures in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


We have an investment portfolio of fixed income securities, including those classified as cash equivalents and restricted cash of approximately $9.9 million at September 30, 2001. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than $0.1 million decrease (less than 1%) in the fair value of our available-for-sale securities.

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

            (2) Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on June 2, 2000.

      (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

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

                                                     PLX TECHNOLOGY, INC.
                                              ----------------------------------
                                                         (Registrant)

Date: October 30, 2001                    By  /s/     Rafael Torres
                                              ----------------------------------
                                                        Rafael Torres
                                                 Vice President, Finance and

                                                   Chief Financial Officer

                                                  (Authorized Officer and
                                                Principal Financial Officer)