Form 10-K405
period 2001-12-31
PLX TECHNOLOGY INC
filed 2002-03-14
CIK 850579

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________

Commission File Number 0-25699

PLX TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3008334 (I.R.S. Employer Identification Number)

870 Maude Avenue
Sunnyvale, California 94085
(408) 774-9060
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(g) of the Act:
Common stock, $0.001 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [   ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on February 28, 2002, as reported on the Nasdaq National Market, was approximately $185,804,436. Shares of common stock held by each executive officer and director and by each person who to the registrant’s knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of common stock outstanding at February 28, 2002 was 23,461,979.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates information by reference from the registrant’s Proxy Statement for its 2002 Annual Meeting of Stockholders— Items 10, 11, 12 and 13.

PART I

ITEM 1: BUSINESS

Overview

     PLX Technology, Inc., established in May 1986 (“PLX” or the “Company”), develops and supplies semiconductor devices that accelerate and manage the transfer of data in networking and telecommunications, enterprise storage, imaging and industrial equipment. This equipment is typically controlled by internal computers, commonly referred to as embedded systems. We offer a complete solution consisting of three related types of products: semiconductor devices, software development kits and hardware design kits. Our semiconductor devices simplify the development of data transfer circuits in high-performance embedded systems and are compatible with microprocessors such as IBM’s PowerPC, Motorola’s PowerPC, Intel’s i960 and StrongArm, Hitachi’s SH, and DSPs from companies such as Texas Instruments and Analog Devices. Our software development kits and hardware design kits promote sales of our semiconductor devices by lowering customers’ development costs and by accelerating their ability to bring new products to market.

     Demand for networking, telecommunications and other equipment that transmits, stores and processes information rapidly has dramatically increased due to:

•	growth of the Internet,

•	deployment of high-speed networking, and

•	proliferation of multimedia.

     Suppliers of this equipment are changing the way they design their products to reduce product development time and to use their scarce engineering resources more efficiently. Until recently, these suppliers typically developed their own system components and the connections between the components. Now, however, they are increasingly building their equipment based on industry standard connection methods, and they are purchasing components supplied by other companies that comply with these standards. By doing so, they reduce the time and resources required for product development. Consequently, there is a growing demand for standards-based components that connect systems together, such as our semiconductor devices. The majority of our products are based on Peripheral Component Interconnect, or PCI, an interconnect standard that is widely used in our markets. PLX is an active member of many of the trade associations that define current and future interconnect standards including PCI, Compact PCI, 3GIO, RapidIO, HyperTransport and Infiniband.

     Our objective is to expand our advantages in data transfer technology by:

•	focusing on high-growth markets,

•	delivering comprehensive solutions, including semiconductor devices, software development kits and hardware design kits,

•	extending our technology advantages by incorporating new functions and technologies,

•	driving industry standards, and

•	strengthening and expanding our industry relationships.

Industry Background

     Embedded systems are found in many common products and offer varying levels of performance depending on each product’s requirements. These products range from low performance devices such as electronic toys and kitchen appliances to very complex, high-performance electronic equipment such as network routers and switches. High-performance embedded systems offer increased data processing capabilities and typically utilize one or more 32-bit or 64-bit microprocessors, fast memories and peripherals, and sophisticated operating systems or control code.

     The communications infrastructure has significantly increased the demand for high performance embedded systems of all types. This demand has been fueled by the growth of the Internet; the deployment of high-speed networking systems to transmit, store, and process data; and the proliferation of data types in the network, including voice traffic and multimedia.

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

     The I/O Subsystem

     A typical embedded system can be described in terms of four primary functions: the host microprocessor, the memory, the peripherals and the input/output, or I/O, subsystem. The host microprocessor is the primary control center for the system. The memory acts as a storage area for instructions to be executed and data to be processed. The peripherals enable connections between the system and other external devices such as network components, printers and storage systems. The I/O subsystem is the interconnect circuitry and software that connects these three other functions and allows for the transfer of instructions and data among these functions. The I/O subsystem includes the system bus or switch fabric, which is a physical connection between these different functions. High-performance electronic equipment can contain multiple embedded systems, each requiring a separate I/O subsystem.

     To enable increased performance and functionality from computer systems, semiconductor suppliers have historically focused on improving the operation of peripherals, microprocessors and memories. The interconnect silicon in the I/O subsystem must also improve to keep pace with these improvements by transferring more information at faster speeds.

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

     The deployment of the PCI standard was one of the catalysts for the widespread adoption of I/O standards in embedded systems. In the early 1990s, PC manufacturers developed PCI, a new standard hardware architecture to connect the major components of a PC at high speed. It offered up to a one hundred times improvement in I/O data transfer rates over the previous architectures. By the mid-1990s, PCI became the most widely used bus architecture in the PC market. Consequently, most suppliers of peripheral semiconductor components used in PCs adopted PCI as the standard system interface. PCI is now emerging as a standard I/O architecture for many high-performance embedded systems because it allows the use of low cost and state-of-the-art peripheral semiconductor components developed for the PC market and provides a foundation for embedded system interoperability. PCI also offers equivalent or superior performance to the in-house developed standards of many embedded equipment suppliers. Furthermore, the use of PCI enables faster time to market, lower development cost and the ability to quickly integrate new I/O components.

     Although the PCI standard has resolved many development issues relating to I/O hardware architectures, software remains a challenge. The lack of standards for I/O control software and the wide use of proprietary operating systems place a significant demand on development resources. Consequently, embedded developers are increasingly adopting standard operating systems with well-defined I/O structures as opposed to developing their own software internally. Examples include VxWorks, Linux, pSOS, Windows CE, and Windows NT.

     Need for Standard I/O Interconnect Products and Comprehensive I/O Solutions

     Even with standard I/O specifications, design teams must still create the circuitry and related software that implements these specifications. Designers must also update their I/O subsystems to include frequent improvements in these specifications.

     Instead of developing all the hardware and software technology internally, embedded systems developers seek to focus their scarce engineering resources on the proprietary features of their products. By using standard semiconductor devices in the I/O subsystem instead of using custom-designed devices they are able to implement the basic framework of the system more easily and thereby reduce the I/O subsystem design effort, providing faster time-to-market and lower development cost. Standard products allow the design teams to concentrate their efforts on differentiating hardware and software features. In addition to standard interconnect semiconductor devices, embedded designers can benefit from several other design elements, such as data control software, hardware design kits and third-party development tools to complete their development work in a timely manner. These additional elements simplify development and improve time to market. They provide the design team with proven hardware and software design examples and the tools to adapt these examples to the embedded designers’ needs.

     Due to the availability and adoption of I/O standards by embedded developers, there is now a large demand for I/O subsystem components based on these standards.

The PLX Solution

     PLX develops and supplies interconnect semiconductor devices and supporting hardware and software platforms that accelerate and manage the transfer of data in high-performance embedded systems.

     Our solution consists of three related products:

•	interconnect semiconductor devices,

•	software development kits which assist in developing systems that incorporate our semiconductor devices, and

•	hardware design kits that allow development of a system using our semiconductor devices and software development kits.

     Development tools provided by third parties support these three related products. These development tools are used for the design of other parts of the embedded system but also work with our products.

     Our products are designed for use in a variety of high-performance embedded applications including networking and telecommunications, enterprise storage, imaging and industrial. We focus on I/O accelerators, Switched-PCI controllers and I/O processors, which are highly integrated, cost-effective semiconductor devices that optimize the flow of data and simplify the development of high-performance I/O subsystems. Our software development kits and hardware design kits promote sales of our semiconductor devices by lowering customers’ development costs and allowing them to bring new products to market more quickly.

     PLX products provide I/O connectivity solutions for PCI and other industry standards. As new I/O standards evolve, we expect to support them where appropriate. More than 1,000 electronic equipment manufacturers use PLX semiconductor devices in a wide variety of embedded systems applications. Customers that shipped systems in 2001 that incorporate our products include Accton Technology, Alcatel, Artesyn Technologies, Cisco Systems, Compaq Computer, Hewlett-Packard, Hitachi Cable, IBM, Intel, Lucent Technologies, Marconi and Siemens.

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

     Extend I/O Subsystem Technology. We offer our customers highly integrated semiconductor devices and related software that incorporate many of the latest advances in I/O interconnect technology. Our semiconductor devices and software are designed to enable quick adoption of new I/O technologies and enhancements to existing

I/O standards. We seek to integrate additional I/O-related functions into our semiconductor devices to provide our customers with increasing functionality at the same or lower costs. For example, our GigaBridge Switched-PCI solution combines a fully compliant PCI interface with a high-speed switch fabric controller, and provides the logic necessary to translate the data between these two ports. We employ a team of engineers with considerable expertise in embedded systems architectures, product definition, semiconductor and software design and engineering to maintain our I/O subsystem technology advantages.

     Drive I/O Subsystem Standards for Embedded Applications. We believe that our understanding of I/O technology trends and market requirements allows us to bring to market more quickly new products that support the latest I/O technologies. Through our participation in key industry groups responsible for standards such as the PCI Special Interest Group, the PCI Industrial Computer Manufacturer’s Group (PICMG), Infiniband Trade Association, PCI-X Manufacturers’ Group, RapidIO Trade Association, HyperTransport Consortium, and the Arapahoe Working Group (3GIO), we have taken an active role in defining new I/O standards.

     Strengthen and Expand Industry Relationships. We work with industry leaders in developing hardware and software development tools and marketing programs that promote the use of each company’s products and promoting industry standards. Partners include Bustronics, IBM, Intel, Jungo, Kaparel, Mentor Graphics, Meta Ware, Microsoft, Motorola, Pigeon Point, Synopsys, Tasking, Texas Instruments and Wind River. As a result of these relationships, we enable embedded systems designers to choose the best products for their particular applications while still employing our product as the core of their I/O subsystem design.

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

     The following table lists representative customers that purchased directly or through distributors more than $100,000 of our products in 2001.

Networking and
Telecommunications	Enterprise Storage

Accton Technology	Compaq
Artesyn Technologies	IBM
Alcatel	Storage Technology
Avaya
Cisco Systems	Imaging/Industrial/Medical
Delta Electronics	Adlink Technology
Digi International	EFI (Electronics For Imaging)
Eicon Technology	GTech
Global Sun Technology	Hewlett-Packard
Hewlett-Packard	Kaiser
Hitachi Cable	Kodak
IBM	Kofax Image Products
Intel	Moxa Technologies
Lucent Technologies	OCE
Marconi	Pinnacle Systems
Octal	Siemens
Performance Technologies	SBS Technologies
Prediwave
Radisys
SBS Technologies
Siemens

Products

     Our products consist of interconnect semiconductor devices, software development kits and hardware design kits. Development tools provided by third parties support these three design elements. Our semiconductor device products include I/O accelerators, I/O processors, and Switched-PCI products, which are designed to simplify the development of high-performance I/O subsystems. The sales of these semiconductor devices account for a substantial majority of our revenues. We generate less than two percent of our revenues from sales of our software and hardware design kits. The other layers of our solution promote sales of our semiconductor devices by lowering customers’ development costs and allowing them to bring new products to market more quickly.

     I/O Accelerators and I/O Processors. Our I/O accelerators are semiconductor devices that accelerate movement of data across a PCI bus and between one or more devices or subsystems that need to communicate across the PCI bus. These products incorporate the Data Pipe Architecture technology, a set of circuits and features that enable efficient flow of data within systems with minimal supervision from the system processor. Our I/O accelerators address a range of applications and provide flexible interfaces that allow them to connect to a wide variety of semiconductor devices, including processors such as IBM’s and Motorola’s PowerPC, Intel’s i960 and Strong ARM, Hitachi’s SH, IDT’s MIPS, and Motorola’s 68K series. Customers also use these semiconductor devices in connection with digital signal processors, or DSPs, which are specialized microprocessors, from Texas Instruments, Analog Devices and others. The I/O accelerators can be connected with a wide range of peripheral devices, including LAN, WAN, disk control and graphics.

     An I/O processor is a microprocessor designed to manage I/O tasks and move data efficiently. The I/O processor enhances overall system performance by maximizing data flow and off-loading more I/O tasks from the host processor, compared with an I/O accelerator. It integrates, in one cost and space-saving device, many of the circuit elements required for I/O management. By combining several functions into one semiconductor device, the I/O processor enables a more compact, power-efficient design, compared with designs that use several semiconductor devices to achieve these functions.

     Switched-PCI Products. The PLX family of GigaBridge Switched-PCI products provide scalability, high availability, and higher performance to devices that use the popular PCI interconnect standard. These innovative products allow current PCI and CompactPCI users to extend the capability of their existing systems while remaining compatible with their hardware and software platforms. The GigaBridge products provide this ability by combining a fully compliant PCI interconnection with a high speed, robust switch fabric. The value of the GigaBridge products is further enhanced, and the user is enabled to create real systems quickly, by a third-party support program that adds backplane hardware and high availability software to the features already embedded in the Switched-PCI chip itself.

     Software Development Kits. Our software development kits, or SDKs, are designed to simplify and accelerate the development of systems that incorporate our semiconductor devices. Support is provided for several industry-leading operating systems, including VxWorks from Wind River, Linux, and Microsoft Windows as well as generic applications and other operating systems. The SDKs include an application programming interface, or API, that enables developers to execute complex transactions with simple commands. This programming interface allows customers to migrate their designs, with the same software interface, from our existing 32 bit I/O accelerators to our 64 bit I/O accelerators and I/O processor products. This common interface allows customers to preserve their software investment even as their designs evolve in complexity and as new I/O architectures are deployed.

     Hardware Design Kits. We offer hardware design kits that support the development of systems incorporating PLX semiconductor devices. We call our hardware design kits “rapid development kits”, or RDKs. Designers use the RDKs to evaluate our semiconductor devices and to simplify and accelerate product development. Each hardware design kit includes a development circuit board that designers can use to evaluate the PLX products and also design their own system. These hardware design kits also include technical drawings, documentation and other design assistance tools.

     To offer additional design support, we work with third party companies that provide development tools for our customers. Although we receive no revenue directly from these development tools, they promote sales of our semiconductor devices because these tools often make it easier to develop embedded systems incorporating our products. Examples include software development tools from Green Hills Software, IBM, Jungo, Mentor Graphics, MetaWare, Microsoft, Pigeon Point, Tasking, and Wind River and software modeling tools from Synopsys.

     Our principal product offerings and functions include the following:

Category	Product	Description

Semiconductor Devices

32-bit Target I/O Accelerators	PCI 9030 PCI 9052 PCI 9050	•	Enables connection of 8-, 16- and 32-bit peripherals and personal computer adapters to PCI.

32-bit Master I/O Accelerators	PCI 9054 PCI 9080 PCI 9060SD PCI 9060ES PCI 9060	•	Provides the flexibility to connect with a wide range of processors, peripherals and memory including Motorola PowerQUICC, Intel i960, IBM PowerPC, Hitachi SH, IDT MIPs and Texas Instruments DSPs.

32-bit I/O Processors	IOP 480	•	Incorporates PowerPC microprocessor and memory controller in addition to a 32-bit master I/O accelerator.

Category	Product	Description

Semiconductor Devices

32 and 64-bit/66 MHz I/O Accelerators	PCI 9056 PCI 9656	•	Provides the flexibility to connect with a wide range of microprocessors, peripherals and memory including Motorola PowerQUICC, PowerQUICCII, Intel i960, IBM PowerPC, Hitachi SH, IDT MIPs and Texas Instruments DSPs.

Software Development Kits

		•	Provides tools for accelerating design of data transport software.
PCI Software	SDK-Pro SDK-Lite	•	Includes development and debugging utilities, sample firmware and drivers.

Hardware Design Kits

Rapid Development Kits	More than ten kits supporting a range of products	•	Include development circuit boards, SDK software, documentation and schematics to assist system development.

Technology

     We believe that supplying high-performance connectivity solutions for I/O subsystems requires expertise in four areas:

•	semiconductor design,

•	software technology,

•	system design, and

•	industry standards.

     Semiconductor Design. Our engineers have substantial expertise in semiconductor design and have developed a comprehensive library of complex functional blocks for use in semiconductor devices for I/O connectivity. As a result of this expertise, we offer both innovative architectures and high levels of functionality. For example, our proprietary Data Pipe Architecture technology allows the system developer a high degree of control over the PCI bus in order to address specific design needs. In high-performance systems, the Data Pipe Architecture technology enables data throughput that is several times faster than typical approaches. We continue to integrate more functionality in our semiconductor devices to reduce cost, improve performance, reduce size and simplify the customer’s design effort.

     Software Technology. We devote substantial engineering resources to the development of software technology used to assist the system developer in debugging hardware and creating data control software. The quality and availability of these tools are key differentiating factors between PLX and competing alternatives. We continue to enhance and expand our software development kits, which contain a set of programming interfaces that simplify the development of software. Our software expertise provides us with valuable insights into our customers’ software development issues, which aids the definition and development of future semiconductor devices.

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

     Industry Standards. Through our participation in the key industry groups responsible for interconnect standards we take an active role in defining new I/O standards such as PCI-X, RapidIO, HyperTransport, and 3GIO. In addition, we are closely monitoring other new I/O technologies to determine their applicability to our embedded market customer base.

Competition

     Competition in the semiconductor industry is intense. If our main target market, the embedded systems market, continues to grow, the number of competitors may increase significantly. In addition, new semiconductor technology may lead to new products that can perform similar functions as our products.

     Competition in the various markets we serve comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions than we can. Our principal products compete with standard products from companies such as Applied Micro Circuits, Cypress Semiconductor, Marvel Technology Group, and Tundra Semiconductor.

     In addition, two alternative devices can perform some or all of the functions of our semiconductor devices. The first is the Application Specific Integrated Circuit, or ASIC. With the ASIC approach, a customer creates a custom semiconductor device for a particular application. Because the customer buys the ASIC directly from the semiconductor foundry, this approach may lead to lower unit production costs. However, this approach entails a large initial investment in developing the custom device. The second alternative device is the Field Programmable Gate Array, or FPGA. The FPGA is a semiconductor device whose logic function can be programmed by the system manufacturer. This requires less design effort than the ASIC approach. However, because of the additional circuitry required to enable the device to be programmed, this approach entails higher unit production costs which can be prohibitive compared to ASICs or standard semiconductor devices. Accordingly, we also experience indirect competition from leading ASIC suppliers, including IBM, LSI Logic, NEC, and Toshiba as well as from FPGA suppliers, including Altera, Atmel, Lattice, Quicklogic, Vantis, and Xilinx. With I/O processor products, we compete with established embedded microprocessor companies including Hitachi, IBM, IDT, Intel, Motorola and others. Many of these indirect competitors and processor companies are large companies that have significantly greater financial, technical, marketing and other resources than PLX. With our Switched-PCI controllers we compete with Stargen, a company marketing a competing standard product, as well as solutions developed by our customers using ASICs, FPGAs, and standard networking components.

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

Sales, Marketing and Technical Support

     Our sales and marketing strategy is to achieve design wins at leading embedded systems companies in high-growth market segments. We market and sell our products in the United States through a combination of direct regional sales managers and a network of independent manufacturers’ representatives. We maintain United States direct sales offices in California, Connecticut, Florida, New Hampshire, North Carolina, Texas and Wisconsin.

     Outside the United States, we have engaged a team of manufacturers’ representatives, stocking representatives and distributors to sell and market our products. Our international network includes representatives in Australia, Belgium, Canada, Denmark, France, Germany, Hong Kong, Israel, Japan, Korea, Norway, Singapore, South Africa, Sweden, Taiwan, The Netherlands, and the United Kingdom. We maintain a direct sales office in the United Kingdom to service customers in Europe and the Middle East and in Japan and Hong Kong to service Japan, Southeast Asia, and China.

     As of December 31, 2001, we employed 40 individuals in sales and marketing. Sales in North America represented 56%, 61%, and 65% of product revenues for 2001, 2000, and 1999, respectively. All sales to date have been denominated in U.S. dollars.

     Net revenues through distributors accounted for approximately 54%, 65%, and 58% of our net revenues for 2001, 2000, and 1999, respectively. In 2001, sales to a European distributor, A2M, accounted for 14% of our revenues and sales to our exclusive United States distributor, Unique Technologies, accounted for 11% of our revenues. In March 2001, we decided to terminate our relationship with Unique Technologies and service all of our U.S. customers directly or through manufacturers’ representatives. Despite this change, revenues related to sales through distributors are expected to continue to account for a significant portion of our total revenues. See “Risk Factors — A Large Portion of Our Revenues Is Derived from Sales to Third-Party Distributors Who May Terminate Their Relationships with Us at Any Time.”

     In 2001, sales to Prediwave, IBM and Cisco Systems directly or through distributors accounted for 18%, 14% and 11%, respectively. In 2000, sales to Cisco Systems and IBM directly or through distributors accounted for 17% and 11%, respectively. In 1999, sales to Cisco Systems and IBM directly or through distributors accounted for 12% and 11%, respectively. No other customer accounted for more than 10% of net revenues in any period presented.

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

     Our research and development expenditures totaled $18.8 million in 2001, $16.4 million in 2000, and $7.3 million in 1999. Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries are included in research and development expenses. As of December 31, 2001, there were 53 employees engaged in research and development. We perform our research and development activities at our headquarters in Sunnyvale, California and in Salt Lake City, Utah. We are seeking to hire additional skilled development engineers, who are currently in short supply. Our business could be adversely affected if we encounter delays in hiring additional engineers. See “Certain Factors That May Affect Future Operating Results — Failure to Hire Additional Personnel and to Improve Our Operations Will Limit Our Growth.”

     Our future performance depends on a number of factors, including our ability to identify emerging technology trends in our target markets, define and develop competitive new products in a timely manner, enhance existing products to differentiate them from those of competitors and bring products to market at competitive prices. The technical innovations and product development required for us to remain competitive are inherently complex and require long development cycles. We typically must incur substantial research and development costs before the technical feasibility and commercial viability of a product can be ascertained. We must also continue to make significant investments in research and development in order to continually enhance the performance and functionality of our products to keep pace with competitive products and customer demands for improved performance. Revenues from future products or product enhancements may not be sufficient to recover the development costs associated with these products or enhancements. The failure to successfully develop new products on a timely basis could have a material adverse effect on our business. See “Certain Factors That May Affect Future Operating Results — Rapid Technological Change Could Make Our Products Obsolete.”

Manufacturing

     We have adopted a “fabless” semiconductor manufacturing model and outsource all of our semiconductor manufacturing, assembly and testing. This approach allows us to focus our resources on the design, development and marketing of products and significantly reduces our capital requirements. We subcontract substantially all of our semiconductor manufacturing to IBM in the United States, Samsung in Korea, Seiko-Epson Semiconductor in Japan, and Taiwan Semiconductor Manufacturing Corporation in Taiwan. None of our products is currently manufactured by more than one supplier, and all of our products are expected to be single-source manufactured for the foreseeable future. We must place orders two to four months in advance of expected delivery of finished goods. We maintain inventory levels based on current lead times from foundries plus safety stock to account for anticipated fluctuations in demand. Our inventory comprises a large portion of our working capital. As a result, we have limited ability to react to fluctuations in demand for our products, which could cause us to have an excess or a shortage of inventory of a particular product and reduced product revenues.

     In the event of a loss of, or a decision by us to change, a key supplier or foundry, qualifying a new supplier or foundry and commencing volume production would likely involve delay and expenses, resulting in lost revenues, reduced operating margins and possible detriment to customer relationships. Since we place our orders on a purchase order basis and do not have a long-term volume purchase agreement with any of our existing suppliers, any of these suppliers may allocate capacity to the production of other products while reducing deliveries to us on short notice. While we believe we currently have good relationships with our foundries and adequate capacity to support our current sales levels, there can be no assurance that adequate foundry capacity will be available in the future on acceptable terms, if at all. See “Certain Factors That May Affect Future Operating Results — Our Independent Manufacturers May Not Be Able To Meet Our Manufacturing Requirements.”

     Our semiconductor devices are currently fabricated using a range of semiconductor manufacturing processes. We must continuously develop our devices using more advanced processes to remain competitive on a cost and performance basis. Migrating to new technologies is a challenging task requiring new design skills, methods and tools. We believe that the transition of our products to smaller geometries will be important for us to remain competitive. Our business could be materially adversely affected if any transition to new processes is delayed or inefficiently implemented. See “Certain Factors That May Affect Future Operating Results — Defects in Our Products Could Increase Our Costs and Delay Our Product Shipments.”

Intellectual Property

     Our future success and competitive position depend upon our ability to obtain and maintain the proprietary technology used in our principal products. Most of our current products include implementations of the PCI industry standard, which is available to other companies. We currently have no patents on any of our accelerator or I/O processor products and rely instead on trade secret protection. We hold two patents on technology which are used in our Switched-PCI products that expire in December 2016. In addition, we have two patents on technology in our other products that expire in September 2007 and September 2014. In the future, we plan to seek patent protection when we believe it is necessary.

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

     The failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture or shipment of products or our use of processes requiring the technology. Litigation could result in significant expenses to us, adversely affect sales of the challenged product or technology and divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. In the event of an adverse result in any litigation, we could be required to pay substantial damages, cease the manufacture, use, sale or importation of infringing products, expend significant resources to develop or acquire non-infringing technology, and discontinue the use of processes requiring the infringing technology or obtain licenses to the infringing technology. We may not be successful in the development or acquisition, or the necessary licenses may not be available under reasonable terms, and any development, acquisition or license could require expenditures by us of substantial time and other resources. Any of these developments would have a material adverse effect on our business. See “Certain Factors That May Affect Future Operating Results — Our Limited Ability to Protect Our Intellectual Property and Proprietary Rights Could Adversely Affect Our Competitive Position.”

Employees

     As of December 31, 2001, we employed a total of 116 full-time employees, including 53 engaged in research and development, 40 engaged in sales and marketing, 8 engaged in manufacturing operations and 15 engaged in general administration activities. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

Executive Officers and Directors

     Our executive officers and directors, their ages and their positions as of December 31, 2001, are as follows:

Name	Age	Position

Michael J. Salameh	47	President and Director
Rafael Torres	33	Vice President, Finance, Chief Financial Officer and Secretary
Lawrence Chisvin	47	Vice President, Marketing
Michael A. Hopwood	39	Vice President, Worldwide Sales
Raymond M. Holzworth	46	Vice President, Operations
Jack Regula	53	Vice President, Chief Technology Officer
D. James Guzy	65	Chairman of the Board of Directors
Eugene Flath	64	Director
Timothy Draper	43	Director
Young K. Sohn	45	Director
John H. Hart	56	Director

     Michael J. Salameh co-founded PLX and has served as our President and as a member of the Board of Directors since PLX’s inception in May 1986. From 1980 through 1986, Mr. Salameh was employed in various marketing management positions with Hewlett-Packard Company. Mr. Salameh received a B.S. in Engineering and Applied Science from Yale University and an M.B.A. from Harvard Business School.

     Rafael Torres has served as our Vice President of Finance and Chief Financial Officer since November 2000. From May 1999 to November 2000, Mr. Torres served as our Corporate Controller. From September 1998 to May 1999, Mr. Torres was employed by OnCommand Corporation, an on demand video company, as Accounting Manager. From June 1997 to September 1998, Mr. Torres was employed by Silicon Valley Group, a semiconductor equipment company, as Manager of Financial Reporting and Analysis. From September 1994 to June 1997, Mr. Torres was employed with PriceWaterhouse LLP, a public accounting firm, as senior auditor. Mr. Torres received a B.S. in Accounting from Santa Clara University. Mr. Torres is a Certified Public Accountant.

     Lawrence Chisvin has served as our Vice President of Marketing since May 2000. From September 1998 through May 2000, Mr. Chisvin was employed by Neomagic, a semiconductor company, as Director of Marketing. From May 1996 through September 1998, Mr. Chisvin was employed by LSI Logic, a semiconductor company, as Director of Marketing. Prior to LSI Logic, Mr. Chisvin was employed in a variety of marketing and engineering positions at S3, Philips, Western Digital, and Digital Equipment Corporation. Mr. Chisvin received a B.S. in Electrical Engineering from Northeastern University and an M.S. in Electrical Engineering from Worcester Polytechnic Institute.

     Michael A. Hopwood has served as our Vice President of Worldwide Sales since 1995. From 1989 to 1995, he held a variety of other sales management positions with our Company. From 1984 until 1989, Mr. Hopwood held various sales positions at Intel Corporation, a semiconductor manufacturer. Mr. Hopwood received a B.S. in Physics Engineering from Pacific Lutheran University.

     Raymond M. Holzworth has served as our Vice President of Operations since November 2000. From July 1998 through November 2000, Mr. Holzworth was employed by Triscend, a semiconductor company, as Vice President of Operations. From March 1995 to July 1998, Mr. Holzworth was employed by ISD, a semiconductor company, as Foundry Director. From June 1986 to March 1995, Mr. Holzworth was employed by Advanced Micro Devices, a semiconductor company, as Program Manager. Mr. Holzworth received a B.A. in Chemistry, Math, and Physics from Erskine College, an M.S. in Mechanical Engineering from the University of Florida, an M.S. in Electrical Engineering from Stanford University, and an M.B.A. from San Jose State University.

     Jack Regula has served as our Vice President, Chief Technology Officer since October 2001. From May 2000 to October 2001, Mr. Regula served as our Chief Scientist. Mr. Regula founded Sebring Systems, a semiconductor company, in 1996 and was Sebring’s Chairman and Chief Technology Officer from 1996 until its acquisition by PLX in May 2000. Prior to Sebring Systems, Mr. Regula was employed in a variety of engineering management positions at Sunscoop Corporation, Force Computers, and Ironics, Inc. Mr. Regula received a B.S. in Electrical Engineering and an M.S. in Electrical Engineering, both from Rensselaer Polytechnic Institute.

     D. James Guzy has been a director of PLX since 1986. Mr. Guzy has served as the President of the Arbor Company, a limited partnership involved in the electronics and computer industry, since 1969. Mr. Guzy is also a director of Cirrus Logic, Inc., Intel Corporation, Micro Component Technology, Inc., Novellus Systems, Inc., Davis Selected Group of Mutual Funds and Alliance Capital Management Technology Fund, and a member of the board of directors of several private technology companies. Mr. Guzy received a B.S. from the University of Minnesota and an M.S. from Stanford University.

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

     Young K. Sohn has been a director of PLX since April 1999. Mr. Sohn has served as CEO of Oak Technology, a semiconductor manufacturer, since February 1999. From January 1993 until February 1999, Mr. Sohn held various executive management positions at Quantum Corporation, a disk drive manufacturer, including President of the Hard Disk Drive Business. Prior to joining Quantum, Mr. Sohn was employed for nine years at Intel as a Marketing and Sales Executive and Director of Worldwide Channel Marketing in Intel’s Reseller Channel organization. Mr. Sohn received a B.S. in Electrical Engineering from the University of Pennsylvania and an M.B.A. from MIT’s Sloan School of Management.

     John H. Hart has been a director of PLX since April 1999. Mr. Hart is currently a 3Com fellow and serves on the board of directors of two other companies. In September of 2000, he retired as Senior Vice President and Chief Technical Officer of 3Com Corporation, a position he had held since August 1996. From the time Mr. Hart joined 3Com in September 1990 until July 1996, he was Vice President and Chief Technical Officer. Prior to joining 3Com, Mr. Hart worked for Vitalink Communications Corporation for seven years, where his most recent position was Vice President of Network Products. Mr. Hart received a B.S. in Mathematics from the University of Georgia.

Backlog

     PLX’s backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. This results from expected changes in product delivery schedules and cancellation of product orders. In addition, PLX’s sales will often reflect orders shipped in the same quarter that they are received.

ITEM 2: PROPERTIES

     We own one facility in Sunnyvale, California, which has approximately 55,000 square feet. This facility comprises our headquarters and includes our research and development, sales and marketing and administration departments. In addition, we have leases for an engineering design center in Utah and sales offices in Florida and Texas as well as another facility in Sunnyvale, California. Internationally, we lease sales offices in Hong Kong and Japan. These leases comprise approximately 34,000 square feet and have terms expiring on or prior to April 2006. We believe that our current facilities will be adequate through 2002.

ITEM 3: LEGAL PROCEEDINGS

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of security holders during the three months ended December 31, 2001.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

     The Company’s common stock is traded on The Nasdaq Stock Market and has been quoted on the Nasdaq National Market under the symbol “PLXT” since its initial public offering on April 5, 1999. The following table sets forth, for the periods indicated, the range of quarterly high and low bid information for the Company’s common stock as reported on the Nasdaq National Market:

2000	High Bid	Low Bid

First Quarter	$40.75	$15.50
Second Quarter	43.81	14.50
Third Quarter	51.25	23.06
Fourth Quarter	30.62	4.34

2001	High Bid	Low Bid

First Quarter	$10.56	$4.25
Second Quarter	9.18	3.19
Third Quarter	10.30	4.50
Fourth Quarter	15.77	4.91

     As of February 28, 2002, there were approximately 151 holders of record of the Company’s common stock. As of February 28, 2002, the last reported sales price of our common stock was $12.14.

     The Company has never paid cash dividends on its common stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividend in the foreseeable future. Any future declaration and payment of dividends will be subject to the discretion of the Company’s Board of Directors, will be subject to applicable law and will depend upon the Company’s results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects and other factors deemed relevant by the Company’s Board of Directors.

ITEM 6: SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for each of the three fiscal years ended December 31, 2001, 2000 and 1999 and selected consolidated balance sheet data as of December 31, 2001 and 2000 are derived from, and qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the fiscal year ended December 31, 1998 and 1997 and selected consolidated balance sheet data as of December 31, 1999, 1998 and 1997 are derived from audited financial statements not included in this Annual Report.

	Years Ended December 31,

	2001	2000 (1)	1999	1998	1997

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$44,128	$65,351	$40,699	$26,276	$17,534
Gross margin	28,521	45,983	27,831	16,605	10,558
Operating income (loss)	(9,147)	(3,108)	9,994	3,383	1,991
Net income (loss)	(6,537)	(7,042)	7,231	2,766	1,924
Basic earnings (loss) per share	$(0.28)	$(0.31)	$0.43	$0.77	$0.58
Shares used to compute basic earnings (loss) per share	23,258	22,560	17,007	3,601	3,293
Diluted earnings (loss) per share	$(0.28)	$(0.31)	$0.33	$0.15	$0.11
Shares used to compute diluted earnings (loss) per share	23,258	22,560	21,849	18,405	17,758

	December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$9,631	$16,621	$8,636	$5,638	$2,701
Working capital	21,859	21,762	32,827	6,116	3,591
Total assets	75,229	113,479	52,055	11,766	8,013
Long-term debt	—	28,500	—	—	—
Total stockholders’ equity	$70,553	$73,198	$46,402	$7,760	$4,889

(1)	Results of operations for 2000 include a $14.3 million charge for in-process research and development.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Certain Factors That May Affect Future Operating Results” and elsewhere in this report. The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere in this report.

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

     We utilize a “fabless” semiconductor business model whereby we purchase packaged and tested semiconductor devices from independent manufacturing foundries. This approach allows us to focus on defining, developing, and marketing our products and eliminates the need for us to invest large amounts of capital in manufacturing facilities and work-in-process inventory.

     We rely on a combination of direct sales personnel and distributors and manufacturers’ representatives throughout the world to sell a significant portion of our products. We pay manufacturers’ representatives a commission on sales while we sell products to distributors at a discount from the selling price. We generally recognize revenue at the time of title passage. Recognition of sales to distributors, including international distributors, is deferred until the product is resold by the distributors to end users. See “Certain Factors That May Affect Future Operating Results — A Large Portion of Our Revenues Is Derived From Sales to Third-Party Distributors Who May Terminate Their Relationships with Us at Any Time.”

     Our gross margins have fluctuated in the past and are expected to fluctuate in the future due to changes in product mix, the position of our products in their respective life cycles, and specific product manufacturing costs.

     The time period between initial customer evaluation and design completion can range from six to twelve months or more. Furthermore, there is typically an additional six to twelve month or greater period after design completion before a customer commences volume production of equipment incorporating our products. Due to these lengthy sales cycles, we may experience significant fluctuations in new orders from month to month. In addition, we typically make inventory purchases prior to receiving customer orders. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results for that quarter and potentially future quarters would be materially and adversely affected.

     In May 2000, we purchased Sebring Systems, a development stage company, which was developing a Switched-PCI product. In connection with this acquisition, we issued an aggregate of 960,931 shares of our common stock in return for the capital stock of Sebring Systems. In addition, outstanding options of Sebring Systems were converted into options to purchase our common stock. The transaction was accounted for using the purchase method of accounting.

     Our long-term success will depend on our ability to introduce new products. While new products typically generate little or no revenues during the first twelve months following their introduction, our revenues in subsequent periods depend upon these new products. Due to the lengthy sales cycle and additional time for customers to commence volume production, significant revenues from our new products typically occur only twelve to twenty-four months after product introduction. As a result, revenues from newly introduced products have, in the past, produced a small percentage of our total revenues in the year the product was introduced. See “Certain Factors That May Affect Future Operating Results — Our Lengthy Sales Cycle Can Result in Uncertainty and Delays with Regard to Our Expected Revenues.”

Results of Operations

     The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

	Fiscal Year Ended December 31,

	2001	2000	1999

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	35.4	29.6	31.6

Gross profit	64.6	70.4	68.4
Expenses:
Research and development	42.6	25.0	17.8
Selling, general and administrative	33.3	24.3	26.0
Amortization of goodwill and purchased intangible assets	9.4	3.9	—
In-process research and development	—	21.9	—

Total operating expenses	85.3	75.1	43.8

Operating income (loss)	(20.7)	(4.7)	24.6
Interest income and other, net	1.7	3.0	3.6

Income (loss) before income taxes and equity in net loss of unconsolidated investee	(19.0)	(1.7)	28.2
Provision (benefit) for income taxes	(4.2)	9.0	9.6

Income (loss) before equity in net loss of unconsolidated investee	(14.8)	(10.7)	18.6
Equity in net loss of unconsolidated investee	—	—	(0.8)

Net income (loss)	(14.8)%	(10.7)%	17.8%

Comparison of Years Ended December 31, 2001, 2000, and 1999

     Increasing overall end customer demand during 1999 and 2000 resulted in capacity constraints and increasing order lead times for semiconductor suppliers. Longer lead times and concern about availability of semiconductor components resulted in increased order rates for standard products during 2000 compared to 1999, resulting in increased order backlog. Orders from OEM customers and contract manufacturers serving the network and telecommunications market were especially strong in 2000 as these customers attempted to secure semiconductor components to meet their projected end demand. However, the supply of semiconductors can quickly and unexpectedly match or exceed demand because end customer demand can change very quickly and semiconductor suppliers can rapidly increase production output. This can lead to a sudden oversupply situation and a subsequent reduction in order rates as customers adjust their inventories to true demand rates. Customers continuously adjust their inventories resulting in frequent changes in demand for our products. The volatility of customer demand limits our ability to predict future levels of sales and profitability.

     The semiconductor industry experienced significant changes in the supply and demand situation during 2001. Shipments to our customers declined in 2001 compared to 2000 as these customers attempted to align inventories with revised demand projections. In 2001, our customers and the contract manufacturing firms that serve them, adjusted their inventories to lower demand projections, resulting in cancellations and rescheduling of previously placed orders. This activity, combined with the overall slowing of economic growth in the North American economy, led to lower order rates and a reduction in order backlog in 2001 compared with 2000.

     Net Revenues. Revenues consist of product revenues generated principally by sales of our semiconductor devices. Revenues for 2001 were $44.1 million, a decrease of $21.3 million or 32% from 2000. Revenues for 2000 were $65.4 million, an increase of $24.7 million or 61% from 1999. In 2001, the decrease was primarily due to lower unit shipments resulting from the economic slowdown in the technology sector. In 2000, the increase was primarily due to higher volume shipments of PCI products.

     Gross Profit. Gross profit represents net revenues less the cost of revenues. Cost of revenues includes the cost of purchasing semiconductor devices from our independent foundries, additional assembly and testing costs, our operating costs associated with the procurement, storage and shipment of products. Gross profit for 2001 was $28.5 million, a decrease of $17.5 million or 38% from 2000. Gross profit for 2000 was $46.0 million, an increase of $18.2 million or 65% from 1999. Gross profit as a percentage of revenues was 64.6% in 2001, 70.4 % in 2000, and 68.4% in 1999. In 2001, the decrease in absolute dollars was primarily due to lower volume shipments of PCI products. In 2000, the increase in absolute dollars was primarily due to higher volume shipments of PCI products. Gross profit as a percentage of revenues decreased in 2001 from 2000 primarily due to net inventory write-downs of approximately $1.2 million above those recorded in fiscal 2000. These write-downs related to excess inventory. In addition, gross profit decreased due to a shift in our product mix to lower margin products. Gross profit as a percentage of revenues increased in 2000 from 1999 primarily due to lower product costs.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries are included in research and development expenses. Research and development expenses for 2001 were $18.8 million, an increase of $2.4 million or 15% from 2000. Research and development expenses for 2000 were $16.4 million, an increase of $9.1 million or 125% from 1999. Research and development expenses as a percentage of revenues were 42.6% in 2001, 25.0% in 2000, and 17.8% in 1999. The increase in research and development expenses as a percentage of revenues from 2000 to 2001 was primarily due to lower revenues and amortization of deferred compensation in 2001 associated with the May 2000 acquisition of Sebring Systems. The increase in research and development expenses as a percentage of revenues from 1999 to 2000 was primarily due to the amortization of deferred compensation associated with the acquisition of Sebring Systems, a one-time compensation charge related to a severance agreement, and increased headcount and higher costs to support our continuing efforts to develop new products. The increase in absolute dollars in 2001 was primarily due to the development of new products and the enhancement of existing products. The increase in absolute dollars in 2000 was primarily due to the addition of personnel for the development of new product and the enhancement of existing products, as well as payments to outside consultants where specific resources were needed in the development process. We expect that research and development expenses in absolute dollars will likely increase in future periods.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of employee related expenses, professional fees, trade show and other promotional expenses, as well as sales commissions to manufacturers’ representatives. Selling, general and administrative expenses for 2001 were $14.7 million, a decrease of $1.2 million or 7% from 2000. Selling, general and administrative expenses for 2000 were $15.9 million, an increase of $5.3 million or 50% from 1999. Selling, general and administrative expenses as a percentage of revenues were 33.3% in 2001, 24.3% in 2000, and 26.0% in 1999. In 2001, the decrease in absolute dollars was primarily due to a decrease in sales commissions to manufacturers’ representatives as a result of lower revenues and a decrease in discretionary spending. In 2000, the increase in absolute dollars primarily reflected higher personnel related costs resulting from an increase in sales and marketing personnel as well as increased sales commissions from higher product revenues. We expect that selling, general and administrative expenses in absolute dollars will likely increase in future periods.

     Amortization of Goodwill and Purchased Intangible Assets. Amortization of goodwill and purchased intangible assets in 2001 was $4.2 million, an increase of $1.6 million or 65% from 2000. The increase was due to the fact that Sebring Systems was purchased in May 2000 and therefore, a full year of amortization was recorded in 2001 compared to seven months in 2000. Amortization of goodwill and purchased intangible assets includes the amortization of goodwill and other purchased intangible assets relating to the May 2000 acquisition of Sebring Systems. Effective January 1, 2002, in accordance with SFAS No. 142, we will cease amortization of goodwill and indefinite lived intangibles. We will continue to amortize patents through May 2004. For a more detailed description of SFAS No. 142 and its effect on us, see “Recent Accounting Pronouncements.”

     In-process Research and Development. In May 2000, we acquired Sebring Systems, a development stage company, that was developing the SebringRing ™, a Switched-PCI interconnect solution. We wrote off approximately $14.3 million of acquired in-process research and development associated with this acquisition in fiscal 2000. This write-off was necessary because the acquired technology had not yet reached technological feasibility and there was no alternative future use.

     We estimate that the project was 100% complete as of December 31, 2001. The product was taped out successfully and is currently being sampled. We expect the acquired in-process technology to be developed into commercially feasible products. However, there are no assurances that this will occur. If we fail to complete the product in its entirety, or in a timely manner, our sales and profitability could be adversely impacted, and the value of the other acquisition related intangible assets may become impaired.

     The $14.3 million fair value of the acquired in-process technology was determined by a valuation specialist. The value was determined by estimating the expected cash flows from the project once commercially viable, discounting the net cash flows to their present value, and then applying the percentage of completion to the calculated value. The discount rate utilized was 25% and was based on the cost of capital for well-managed venture capital funds which typically have similar risks and returns on investments. The cash flows utilized were based on estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, royalty costs and income taxes from the project. The research and development costs excluded costs to bring the acquired in-process project to technological feasibility. The estimated revenues were based on management projections of the acquired in-process project. The business projections were compared with and found to be in line with industry analysts’ forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the acquired in-process technology product were assumed to peak in fiscal 2003 and decline in fiscal 2004 as other new products were expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of our new product introductions, as well as competitors’ new product introductions.

     The assumptions and projections discussed for the technology acquired were based on information available at the time and should not be taken as indications of actual results, which could vary materially based on the risks and uncertainties identified in the risk factors set forth in this Form 10-K.

     Deferred Compensation. In connection with the grant of restricted stock and options to our employees during 1997 and 1998, we recorded aggregate deferred compensation of $361,000, representing the difference between the deemed value of our common stock for accounting purposes and the restricted stock purchase price or stock option exercise price at the date of grant. The amount of deferred compensation is presented as a reduction of stockholders’ equity and amortized ratably over the vesting period of the applicable stock grants. We also recorded deferred compensation of $12.3 million related to stock options granted below fair market value to employees in relation to the acquisition of Sebring Systems in May 2000. Additionally, we recorded deferred compensation of $3.5 million in connection with the grant of stock options below fair market value to our employees in September 2000. Amortization of deferred compensation recorded in 2001, 2000, and 1999 was $2,906,000, $2,272,000, and $91,000, respectively. Substantially all of these amounts are included in research and development expenses. We expect to record compensation expenses related to deferred compensation of approximately $700,000 per quarter through September 30, 2003.

     Interest Income. Interest income reflects interest earned on average cash, cash equivalents and short-term and long-term investment balances. Interest income decreased to $1.5 million in 2001 from $2.3 million in 2000. Interest income increased to $2.3 million in 2000 from $1.5 million in 1999. The decrease from 2000 to 2001 was primarily due to interest earned on lower cash and investments balances and lower interest rates. The increase from 1999 to 2000 was primarily due to interest earned on higher levels of short-term investments, long-term investments, and cash balances.

     Interest Expense. Interest expense reflects interest charges relating to our November 2000 loan of $28.5 million from Wells Capital Management in connection with our purchase of the Sunnyvale, California facility. Interest expense increased to $1.3 million in 2001 from $0.3 million in 2000. The increase was due to 2001 containing seven months of interest expense compared to only two months of interest expense in 2000.

     Other Income (Expense). Other income (expense) reflects rental income of $511,000 offset with other expenses. Other income (expense) was $478,000 in 2001 compared to an expense of $42,000 in 2000 and an expense of $6,000 in 1999. The increase from 2000 to 2001 was primarily due to rental income from two tenants in our new facility.

     Provision for Income Taxes. Income tax benefit for the period ended December 31, 2001 was $1.9 million on a pretax loss of $8.4 million, compared to income tax expense of $5.9 million on pretax loss of $1.1 million and income tax expense of $3.9 million on pretax income of $11.5 million for the periods ended December 31, 2000 and 1999, respectively. Our 2001 income tax benefit differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible charges for the amortization of goodwill and deferred compensation partially offset by tax benefits related to prior years of $975,000. Our 2000 income tax expense differs from the expected benefit derived by applying the applicable U.S.

federal statutory rate to the loss from operations primarily due to non-deductible charges for the amortization of goodwill and purchased intangible assets partially offset by the benefit of research and development tax credits. Our 1999 income tax expense differs from the expected expense derived by applying the applicable U.S. federal statutory rate to income from operations primarily due to state taxes offset by the benefit of research and development tax credits.

     Equity in Net Loss of Unconsolidated Investee. Equity in net loss of unconsolidated investee represents losses recognized under the equity method of accounting for the investment in Sebring Systems in the fourth quarter of 1999. In May 2000, we purchased the remaining interest in Sebring Systems and consolidated its results from the date of acquisition.

Liquidity and Capital Resources

     Since inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. At December 31, 2001, we had $21.9 million in working capital including $9.6 million in cash and cash equivalents. Our operating activities used cash of $1.6 million in 2001 and provided cash of $13.2 million and $5.1 million in 2000 and 1999, respectively. The $1.6 million of cash used in operations was primarily attributable to our net loss of $6.5 million, a decrease in accounts payable of $3.2 million, a decrease in deferred revenue of $1.1 million and a decrease in other accrued expenses of $0.9 million, partially offset by non-cash charges of $9.8 million.

     Our investing activities provided cash of $18.4 million in 2001 and used cash of $31.2 million and $33.3 million in 2000 and 1999, respectively. The $18.4 million in cash provided by investing activities was primarily attributed to the liquidation of short-term and long-term securities in connection with the repayment of the $28.5 million loan from Wells Capital Management, partially offset by purchases of $23.3 million in short-term and long-term investments and $5.0 million in property and equipment. Cash used in financing activities was approximately $23.7 million in 2001, while cash provided by financing activities was $26.0 million in 2000 and $31.2 million in 1999. Cash used in financing activities in 2001 was primarily due to the repayment of our $28.5 million loan.

     In August 2001, we paid all amounts owed under the loan from Wells Capital Management, an aggregate amount of $28.5 million. This loan was secured with approximately $33.4 million in restricted cash and investments. We liquidated these restricted cash and investments in order to repay the loan. Approximately $5 million became available to us for operating working capital after the repayment of the loan.

     In January 2001, our Board of Directors approved a stock repurchase program whereby up to 2,000,000 shares of our common stock may be purchased in the open market or in privately negotiated transactions. As of December 31, 2001, 10,000 shares had been repurchased under this program.

     As of December 31, 2001, we had no material purchase commitments outstanding.

     We believe that our existing resources, together with cash generated from our operations will be sufficient to meet our capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including the inventory levels we maintain, the level of investment we make in new technologies and improvements to existing technologies and the levels of monthly expenses required to launch new products. To the extent that existing resources and future earnings are insufficient to fund our future activities, we may need to raise additional funds through public or private financings. Additional funds may not be available or, if available, we may not be able to obtain them on terms favorable to us and our stockholders.

     As of December 31, 2001, we had no off-balance sheet financing arrangements or activities other than minimal levels of operating leases for facilities and equipment.

Critical Accounting Policies

     Inventory Write-downs. We evaluate the write-downs for inventory based on a combination of factors. Based on the life of the product, sales history, obsolescence and sales forecast, we record write-downs ranging from 0% to 100%.

     Allowance for Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on length of time the receivables are past due. We record reserves for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected.

     Goodwill and Other Intangibles. Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of identifiable net tangible and intangible assets acquired. Goodwill and other acquisition-related intangibles are amortized on a straight-line basis over 4 years. Goodwill and other intangibles are reviewed for recoverability periodically or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount is compared to our undiscounted cash flows. Should the review indicate that these intangibles are not recoverable, their carrying amount would be reduced by the estimated shortfall of those cash flows. No impairment has been indicated to date.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities” (“SFAS 133”), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. We adopted SFAS 133, as amended, effective January 1, 2001 and it did not have an impact on our results of operations or financial position, as we hold no derivative financial instruments and do not currently engage in hedging activities.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards become effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the SFAS 142. Other intangibles will continue to be amortized over their useful lives. We will adopt SFAS No. 142 beginning in the first quarter of 2002. As a result of the discontinuance of the amortization of goodwill and indefinite lived intangibles, excluding the impact of potential impairment charges, the application of SFAS No. 142 is expected to result in an increase in our operating income of approximately $3.6 million per year. During the first six months of 2002, we will test goodwill and indefinite lived intangibles for impairment under the new rules, applying a fair-value-based test. We do not expect to have impairment at the date of adoption of this standard.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of this statement is not expected to have a material impact on our financial position or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, the statements regarding (a) the growing demand for standards-based components such as the Company’s semiconductor devices that connect systems together; (b) the Company’s objective to expand its advantages in data transfer technology, under the heading “Item 1, Business — Overview”; the statements regarding (a) the Company’s objective to continue to expand its market position as a developer and supplier of I/O connectivity solutions for the high-growth communications infrastructure equipment market, (b) the Company’s plan to target those applications where the Company believes it can attain a leadership position, (c) the Company’s belief that its understanding of I/O technology trends and market requirements allows it to bring to market more quickly new products that support the latest I/O technology, under the heading “Item 1, Business - Strategy”; the statements regarding (a) the Company’s belief with respect to the principal factors of competition in the business, (b) the Company’s belief that it competes favorably with respect to each of those factors, under the heading “Item 1, Business — Competition”; the statements regarding (a) the Company’s belief that providing customers with comprehensive product support is critical to remaining competitive in the markets it serves, (b) the Company’s belief that its close contact with customer design engineers provides valuable input into existing product enhancements and next generation product specifications, under the heading “Item 1, Business — Sales, Marketing and Technical Support”; the Company’s belief that the transition of its products to smaller geometries will be important for the Company to remain competitive under the heading “Item 1, Business — Manufacturing”; the Company’s belief that its current facility will be adequate through 2002 under the heading “Item 2, Properties”; the statement regarding the Company’s intention to retain earnings for use in its business and not to pay any cash dividend in the foreseeable future under the heading “Item 5, Market for Registrant’s Common Equity and Related Stockholder Matters”; the Company’s belief that its long-term success will depend on its ability to introduce new products under the heading “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”; the statements regarding (a) the Company’s expectation that research and development expenses, selling, general and administrative expenses in absolute dollars will likely increase in future periods, (b) the Company’s expectation that the acquired in-process technology will be developed into commercially feasible products, and (c) the Company’s expectation to record amortization of deferred compensation related to the stock grants of approximately $700,000 per quarter through September 30, 2003 under the heading “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”; the Company’s belief that its existing resources, together with cash expected to be generated from its operations, will be sufficient to meet its capital requirements for at least the next twelve months under the heading “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”; and statements regarding the Company’s expectation that the application of SFAS No. 142 will result in an increase in the Company’s operating income of approximately $3.6 million per year, excluding the impact of potential impairment charges, that during 2002, the Company will test goodwill and indefinite lived intangibles for impairment under the new rules, applying a fair-value-based test, and that adoption of SFAS No. 144 will not have a material impact on the Company’s financial position or results of operations under the heading “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting Pronouncements.”

     All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those included in such forward-looking statements. These cautionary statements should be considered in the context of the factors listed below, as well as those disclosed from time to time in the Company’s Reports on Forms 10-Q and 8-K.

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

     Other circumstances that can affect our operating results include:

•	general economic conditions,

•	political climate,

•	our ability to develop, introduce and market new products and technologies on a timely basis,

•	the timing of significant orders, order cancellations and reschedulings,

•	changes in our pricing policies or those of our competitors or suppliers, including decreases in unit average selling prices of our products,

•	introduction of products and technologies by our competitors,

•	shifts in our product mix toward lower margin products,

•	the availability of production capacity at the fabrication facilities that manufacture our products, and

•	the availability and cost of materials to our suppliers.

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

Our Lengthy Sales Cycle Can Result In Uncertainty And Delays With Regard To Our Expected Revenues

     Our customers typically perform numerous tests and extensively evaluate our products before incorporating them into their systems. The time required for test, evaluation and design of our products into a customer’s equipment can range from six to twelve months or more. It can take an additional six to twelve months or more before a customer commences volume shipments of equipment that incorporates our products. Because of this lengthy sales cycle, we may experience a delay between the time when we increase expenses for research and development and sales and marketing efforts and the time when we generate higher revenues, if any, from these expenditures.

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

     In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions. Also, as we start to sell our processor products, we will compete with established embedded microprocessor companies and others. Many of these indirect competitors and microprocessor companies have significantly greater financial, technical, marketing and other resources than PLX. Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business. See “Business — Competition,” and “ — Products.”

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

     Historically, a relatively small number of customers have accounted for a significant portion of our net sales in any particular period. In 2001, sales to Prediwave, IBM and Cisco Systems directly or through distributors accounted for 18%, 14% and 11%, respectively. In 2000, sales to Cisco Systems and IBM directly or through distributors accounted for 17% and 11%, respectively. In 1999, sales to Cisco Systems and IBM directly or through distributors accounted for 12% and 11%, respectively. No other customer accounted for more than 10% of net revenues in any period presented. We have no long-term volume purchase commitments from any of our significant customers. We cannot be certain that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers. In addition, some of our customers supply products to end-market purchasers and any of these end-market purchasers could choose to reduce or eliminate orders for our customers’ products. This would in turn lower our customers’ orders for our products.

     We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our net sales. Due to these factors, the following have in the past and may in the future reduce our net sales or earnings:

•	the reduction, delay or cancellation of orders from one or more of our significant customers;

•	the selection of competing products or in-house design by one or more of our current customers;

•	the loss of one or more of our current customers; or

•	a failure of one or more of our current customers to pay our invoices.

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

A Large Portion Of Our Revenues Is Derived From Sales to Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

     We depend on distributors to sell a significant portion of our products. In 2001, net revenues through distributors accounted for approximately 54% of our net revenues. Some of our distributors also market and sell competing products. Distributors may terminate their relationships with us at any time. Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. For example, in March 2001, we decided to terminate our relationship with Unique Technologies, our U.S. distributor that accounted for 11% of our fiscal year 2001 revenues, and service all of our U.S. customers directly or through manufacturers’ representatives. The loss of one or more of our major distributors could have a material adverse effect on our business as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

     Sales outside of North America accounted for 44%, 39%, and 35% of our revenues in 2001, 2000, and 1999, respectively. We anticipate that these sales may increase in future periods and may account for an increasing portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

•	difficulties in managing distributors,

•	difficulties in staffing and managing foreign subsidiary and branch operations,

•	political and economic instability,

•	foreign currency exchange fluctuations,

•	difficulties in accounts receivable collections,

•	potentially adverse tax consequences,

•	timing and availability of export licenses,

•	changes in regulatory requirements, tariffs and other barriers,

•	difficulties in obtaining governmental approvals for telecommunications and other products, and

•	the burden of complying with complex foreign laws and treaties.

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

Our Potential Future Acquisitions May Not Be Successful Because Of Our Limited Experience With Acquisitions In The Past

     There have been a significant number of mergers and acquisitions in the semiconductor industry in the past. As part of our business strategy, we expect to review acquisition prospects that would complement our existing product offerings, improve market coverage or enhance our technological capabilities. In May 2000, we acquired Sebring Systems. We have no current agreements or negotiations underway with respect to any acquisitions, and we may not be able to locate suitable acquisition opportunities. Future acquisitions could result in any or all of the following:

•	potentially dilutive issuances of equity securities,

•	large one-time write-offs,

•	the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets,

•	difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies,

•	diversion of management’s attention from other business concerns,

•	risks of entering geographic and business markets in which we have no or limited prior experience, and

•	potential loss of key employees of acquired organizations.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short and long-term investments of approximately $11.3 million at December 31, 2001. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

     The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. The Company invests primarily in high-quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than $0.2 million decrease (less than 1%) in the fair value of the Company’s available-for-sale securities.

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

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11: EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Consolidated Financial Statements

        For the following financial information included herein, see Index on page 32:

Report of Ernst & Young LLP, Independent Auditors.

Consolidated Balance Sheets as of December 31, 2001 and 2000.

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001.

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2001.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001.

Notes to Consolidated Financial Statements.

2. Financial Statement Schedule

     The financial statement schedules of the Company are included in Part IV of this report: For the three years ended December 31, 2001—II Valuation and Qualifying Accounts. All other schedules have been omitted because they are not applicable.

3. Exhibits Index

     See Exhibit Index immediately following the signature page for a list of exhibits filed or incorporated by reference as a part of this report.

(b)	Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2001.

(c)	Exhibits

     The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 14 (a) (3) above.

PLX TECHNOLOGY, INC.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
PLX Technology, Inc.

     We have audited the accompanying consolidated balance sheets of PLX Technology, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PLX Technology, Inc. as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California
January 22, 2002

PLX TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS

	Years Ended December 31,

	2001	2000

Current assets:
Cash and cash equivalents	$9,631	$16,621
Short-term investments	6,000	3,340
Accounts receivable, less allowance for doubtful accounts of $202 in 2001 and $318 in 2000	4,073	4,772
Inventories	4,586	4,521
Deferred tax assets	1,557	2,999
Income tax receivable	185	—
Other current assets	503	1,290

Total current assets	26,535	33,543
Goodwill, net of amortization of $5,341 in 2001 and $2,031 in 2000	7,998	11,308
Other intangible assets, net of amortization of $1,374 in 2001 and $506 in 2000	2,097	2,964
Property and equipment, net	33,579	31,277
Long-term investments	3,089	—
Deferred tax assets	1,637	1,100
Restricted cash and investments	—	33,146
Other assets	294	141

Total assets	$75,229	$113,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,855	$5,064
Accrued compensation and benefits	808	1,491
Deferred revenues	281	1,430
Income tax payable	—	833
Accrued commissions	310	345
Deferred tax liability	830	1,100
Other accrued expenses	592	1,518

Total current liabilities	4,676	11,781
Long-term notes payable	—	28,500
Commitments
Stockholders’ equity:
Preferred stock, $.001 par value:
Authorized—5,000,000 shares: none issued and outstanding	—	—
Common stock, $.001 par value: authorized— 30,000,000 shares: issued and outstanding— 23,345,994 in 2001 and 23,168,895 in 2000	23	23
Additional paid-in capital	78,328	79,715
Deferred compensation	(3,929)	(9,312)
Notes receivable for employee stock purchases	(63)	(50)
Accumulated other comprehensive income (loss)	(37)	54
Retained earnings (accumulated deficit)	(3,769)	2,768

Total stockholders’ equity	70,553	73,198

Total liabilities and stockholders’ equity	$75,229	$113,479

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,

	2001	2000	1999

Net revenues	$44,128	$65,351	$40,699
Cost of revenues	15,607	19,368	12,868

Gross margin	28,521	45,983	27,831
Operating expenses
Research and development	18,783	16,350	7,268
Selling, general and administrative	14,709	15,862	10,569
In process research and development	—	14,342	—
Amortization of goodwill and purchased intangible assets	4,176	2,537	—

Total operating expenses	37,668	49,091	17,837

Operating income (loss)	(9,147)	(3,108)	9,994
Interest income	1,536	2,330	1,479
Interest expense	1,270	322	—
Other income (expense)	478	(42)	(6)

Income (loss) before provision (benefit) for income taxes and equity in net loss of unconsolidated investee	(8,403)	(1,142)	11,467
Provision (benefit) for income taxes	(1,866)	5,900	3,896

Income (loss) before equity in net loss of unconsolidated investee	(6,537)	(7,042)	7,571
Equity in net loss of unconsolidated investee	—	—	(340)

Net income (loss)	$(6,537)	$(7,042)	$7,231

Basic earnings (loss) per share	$(0.28)	$(0.31)	$0.43

Shares used to compute basic per share amounts	23,258	22,560	17,007

Diluted earnings (loss) per share	$(0.28)	$(0.31)	$0.33

Shares used to compute diluted per share amounts	23,258	22,560	21,849

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Redeemable
	Convertible
	Preferred Stock		Common Stock		Additional
					Paid In
	Shares	Amount	Shares	Amount	Capital

Balance at January 1, 1999	4,579,636	$5	4,626,643	$5	$5,617
Issuance of common stock, net of issuance costs	—	—	3,795,000	4	30,997
Conversion of redeemable convertible preferred stock to common stock	(4,579,636)	(5)	13,738,908	13	(8)
Issuance of stock pursuant to exercise of stock options	—	—	22,950	—	106
Payments on stockholder notes receivable	—	—	—	—	—
Repurchase of common stock	—	—	(174,692)	—	(30)
Compensation related to stock options issued to non-employees	—	—	—	—	146
Amortization of deferred compensation	—	—	—	—	—
Comprehensive income:
Unrealized loss on investments	—	—	—	—	—
Net income	—	—	—	—	—

Total comprehensive income

Balance at December 31, 1999	—	—	22,008,809	22	36,828
Issuance of common stock related to acquisition of Sebring Systems	—	—	960,931	1	28,867
Deferred compensation on options issued related to acquisition of Sebring Systems					13,434
Issuance of stock pursuant to exercise of stock options	—	—	267,393	—	1,532
Stockholder notes receivable	—	—	—	—	—
Repurchase of common stock	—	—	(68,238)	—	(28)
Reversal of deferred compensation on options associated with employee terminations					(4,409)
Deferred compensation on stock options issued to employees	—	—	—	—	3,491
Amortization of deferred compensation	—	—	—	—	—
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	—
Net loss	—	—	—	—	—

Total comprehensive loss

Balance at December 31, 2000	—	—	23,168,895	23	79,715
Issuance of stock pursuant to exercise of stock options	—	—	192,400	—	883
Stockholder notes receivable interest	—	—	—	—	—
Tax benefit from employee stock option plans					281
Repurchase of common stock	—	—	(15,301)	—	(91)
Reversal of deferred compensation on options associated with employee terminations					(2,477)
Deferred compensation on stock options issued to consultants	—	—	—	—	17
Amortization of deferred compensation	—	—	—	—	—
Comprehensive loss:
Unrealized loss on investments	—	—	—	—	—
Translation adjustments
Net loss	—	—	—	—	—

Total comprehensive loss

Balance at December 31, 2001	—	$—	23,345,994	$23	$78,328

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Notes
		Receivable	Accumulated	Retained
		For	Other	Earnings	Total
	Deferred	Employee	Comprehensive	(Accumulated	Stockholders'
	Compensation	Stock Purchases	Income (Loss)	Deficit)	Equity

Balance at January 1, 1999	$(283)	$(163)	$—	$2,579	$7,760
Issuance of common stock, net of issuance costs	—	—	—	—	31,001
Conversion of redeemable convertible preferred stock to common stock	—	—	—	—	—
Issuance of stock pursuant to exercise of stock options	—	—	—	—	106
Payments on stockholder notes receivable	—	163	—	—	163
Repurchase of common stock	—	—	—	—	(30)
Compensation related to stock options issued to non-employees	—	—	—	—	146
Amortization of deferred compensation	91	—	—	—	91
Comprehensive income:
Unrealized loss on investments	—	—	(66)	—	(66)
Net income	—	—	—	7,231	7,231

Total comprehensive income					7,165

Balance at December 31, 1999	(192)	—	(66)	9,810	46,402
Issuance of common stock related to acquisition of Sebring Systems	—	—	—	—	28,868
Deferred compensation on options issued related to acquisition of Sebring Systems	(12,310)				1,124
Issuance of stock pursuant to exercise of stock options	—	—	—	—	1,532
Stockholder notes receivable	—	(50)	—	—	(50)
Repurchase of common stock	—	—	—	—	(28)
Reversal of deferred compensation on options associated with employee terminations	4,409				—
Deferred compensation on stock options issued to employees	(3,491)	—	—	—	—
Amortization of deferred compensation	2,272	—	—	—	2,272
Comprehensive loss:
Unrealized gain on investments	—	—	120	—	120
Net loss	—	—	—	(7,042)	(7,042)

Total comprehensive loss					(6,922)

Balance at December 31, 2000	(9,312)	(50)	54	2,768	73,198
Issuance of stock pursuant to exercise of stock options	—	—	—	—	883
Stockholder notes receivable interest	—	(13)	—	—	(13)
Tax benefit from employee stock option plans					281
Repurchase of common stock	—	—	—	—	(91)
Reversal of deferred compensation on options associated with employee terminations	2,474				—
Deferred compensation on stock options issued to consultants		—	—	—	17
Amortization of deferred compensation	2,906	—	—	—	2,906
Comprehensive loss:
Unrealized loss on investments	—	—	(52)	—	(52)
Translation adjustments			(39)		(39)
Net loss	—	—	—	(6,537)	(6,537)

Total comprehensive loss					(6,628)

Balance at December 31, 2001	$(3,929)	$(63)	$(37)	$(3,769)	$70,553

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net income (loss)	$(6,537)	$(7,042)	$7,231
Adjustments required to reconcile net income (loss) to cash flows provided by (used in) operating activities:
Depreciation	2,650	1,519	933
Amortization of deferred compensation	2,906	2,272	91
Compensation related to acceleration of stock options	—	1,124	—
Compensation related to stock options issued to non-employees	17	—	146
Amortization of goodwill and other intangible assets	4,177	2,537	—
In-process research and development	—	14,342	—
Equity in net loss of unconsolidated investee	—	—	340
Interest on notes receivable for employee stock purchases	(13)	—	—
Changes in operating assets and liabilities:
Accounts receivable	699	667	(3,366)
Inventories	(65)	(2,017)	(1,160)
Deferred tax assets	905	(2,720)	(644)
Income tax receivable	(185)	—	—
Other current assets	787	(2,284)	(115)
Other assets	(153)	(480)	(30)
Accounts payable	(3,209)	2,875	224
Accrued compensation and benefits	(683)	(3)	328
Deferred revenues	(1,149)	429	409
Income tax payable	(552)	(14)	405
Deferred tax liability	(270)	1,100	—
Accrued commissions	(35)	25	220
Other accrued expenses	(926)	884	61

Net cash provided by (used in) operating activities	(1,636)	13,214	5,073
Cash flows used in investing activities:
Purchase of short-term investments	(9,179)	(23,733)	(20,087)
Sales of short-term investments	14,981	6,745	—
Maturities of short-term investments	19,176	24,070	—
Purchase of long-term investments	(14,133)	(8,149)	(11,252)
Sales of long-term investments	12,475	—	—
Purchase of property and equipment	(4,952)	(30,212)	(955)
Cash acquired in Sebring acquisition	—	33	—
Investment in unconsolidated investee	—	—	(1,021)

Net cash provided by (used in) investing activities	18,368	(31,246)	(33,315)

Cash flows provided by financing activities:
Proceeds from sales of common stock	883	1,532	31,107
Proceeds from issuance of promissory note	—	28,500	—
Decrease (increase) in restricted cash and investments	4,025	(4,025)	—
Repurchases of common stock	(91)	(28)	(30)
Net repayments of stockholder notes receivable	—	38	163
Repayment of note payable	(28,500)	—	—

Net cash provided by (used in) financing activities	(23,683)	26,017	31,240

Effect of exchange rate fluctuations on cash and cash equivalents	(39)	—	—
Increase (decrease) in cash and cash equivalents	(6,990)	7,985	2,998
Cash and cash equivalents at beginning of year	16,621	8,636	5,638

Cash and cash equivalents at end of year	$9,631	$16,621	$8,636

Supplemental disclosure of cash flow information:
Cash received for income taxes	$1,876	—	—
Cash paid for income taxes	$99	$7,529	$3,785
Cash paid for interest	$1,363	$186	—

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Reclassifications

     Certain previously reported amounts have been reclassified to conform to the current year presentation format with no impact on net income. All financial information has been restated to conform to this presentation.

Description of Business

     PLX Technology, Inc. (the “Company”) develops and markets I/O interconnectivity solutions that speed the transfer of data in high-performance embedded systems. The Company’s principal products are high performance semiconductor devices, as well as related software development kits and hardware design kits. Semiconductor devices account for substantially all of the Company’s net revenues.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (FAS 115). Under FAS 115, management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2001 and 2000, all debt securities were designated as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in a separate component of stockholders’ equity. The fair value of securities is based on quoted market prices. The amortized cost of debt securities in this category is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization, as well as any interest earned on the securities, is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

     The Company invests its excess cash in high quality, short-term and long-term debt and equity instruments. The following is a summary of the Company’s investments by major security type at December 31, 2001 and December 31, 2000 (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

2001
Operating cash	$2,168	$—	$—	$2,168
Money market mutual funds	7,462	—	—	7,462
Municipal bonds	6,000	—	—	6,000
Corporate debt securities	2,088	—	(1)	2,087
U.S. government & agency securities	1,000	3	—	1,003

	$18,718	$3	$(1)	$18,720

2000
Operating cash	$2,251	$—	$—	$2,251
Money market mutual funds	2,794	—	—	2,794
Certificates of deposit	1,000	—	—	1,000
Municipal bonds	43,013	53	(7)	43,059
Corporate debt securities	1,995	1	—	1,996
U.S. government & agency securities	2,000	7	—	2,007

	$53,053	$61	$(7)	$53,107

     At December 31, 2001, the fair value of long-term debt investments due within one to two years was approximately $3.1 million.

Allowance for Doubtful Accounts

     The Company evaluates the collectibility of accounts receivable based on length of time the receivables are past due. It records reserves for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected.

Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories were as follows:

	December 31,

	2001	2000

	(in thousands)
Work in Process	$506	$646
Finished goods	4,080	3,875

Total	$4,586	$4,521

Inventory Write-downs

     The Company evaluates the write-downs for inventory based on a combination of factors. Based on the life of the product, sales history, obsolescence and sales forecast, the Company records write-downs ranging from 0% to 100%.

Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of 39 years for buildings and three to five years for equipment, furniture and purchased software. Leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the leases.

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

     Property and equipment are as follows:

	December 31,

	2001	2000

	(in thousands)
Land	$8,550	$8,550
Building	19,333	19,333
Equipment and furniture	8,847	4,589
Purchased software	4,139	3,544

	40,869	36,016
Accumulated depreciation	(7,290)	(4,739)

Net property and equipment	$33,579	$31,277

Goodwill and Other Intangibles

     Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of identifiable net tangible and intangible assets acquired. Goodwill and other acquisition-related intangibles are amortized on a straight-line basis over 4 years. Goodwill and other intangibles are reviewed for recoverability periodically or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount is compared to the undiscounted cash flows of the Company. Should the review indicate that these intangibles are not recoverable, their carrying amount would be reduced by the estimated shortfall of those cash flows. No impairment has been indicated to date.

Stock-Based Compensation

     The Company accounts for its stock option and stock grant plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and has elected to follow the disclosure-only alternative permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

Revenue Recognition

     Sales to original equipment manufacturers are generally recognized at the time of title passage. Recognition of sales to distributors, including international distributors, is deferred until the product is resold by the distributors to end users. Net revenues from the sale of software development kits is insignificant for all years presented. The Company provides an allowance for estimated returns of defective products.

Advertising

     The Company accounts for advertising costs as expenses in the period in which they are incurred. Advertising expenses for 2001, 2000, and 1999 were $161,000, $280,000, and $77,000, respectively.

Software Development Costs

     In accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” the Company capitalizes eligible computer software costs upon achievement of technological feasibility subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. The period between the achievement of technological feasibility and release of the Company’s software products has been of short duration. As of December 31, 2001, 2000, and 1999 such costs were insignificant. Accordingly, the Company has charged all such costs to research and development expenses in the accompanying consolidated statements of operations.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

Comprehensive Income (Loss)

     The Company’s comprehensive income (loss) is comprised of net income (loss), translation adjustments and unrealized holding gains (losses) on marketable equity securities and investments. The accumulated other comprehensive income (loss) within the stockholders’ equity section of the balance sheet is comprised of translation adjustments and unrealized gains (losses) from marketable equity securities and investments.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities” (“SFAS 133”), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133, as amended, was adopted by the Company effective January 1, 2001 and did not have an impact on the Company’s results of operations or financial position, as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards become effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the SFAS 142. Other intangibles will continue to be amortized over their useful lives. The Company will adopt SFAS No. 142 beginning in the first quarter of 2002. As a result of the discontinuance of the amortization of goodwill and indefinite lived intangibles, excluding the impact of potential impairment charges, the application of SFAS No. 142 is expected to result in an increase in the Company’s operating income of approximately $3.6 million per year. During the first six months of 2002, the Company will test goodwill and indefinite lived intangibles for impairment under the new rules, applying a fair-value-based test. The Company does not expect to have impairment at the date of adoption of this standard.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

2.	Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period that are not subject to repurchase. Diluted net income (loss) per share is calculated using the weighted average number of outstanding shares of common stock plus dilutive common stock equivalents.

     A reconciliation of shares used in the calculation of basic and diluted net income (loss) per share is as follows:

	Years Ended December 31,

	2001	2000	1999

	(in thousands, except per share data)
Net income (loss)	$(6,537)	$(7,042)	$7,231

Weighted average shares of common stock outstanding	23,258	22,636	17,548
Less weighted average shares of common stock subject to repurchase	—	(76)	541

Shares used in computing basic net income (loss) per share	23,258	22,560	17,007

Net income (loss) per share — basic	$(0.28)	$(0.31)	$0.43

Shares used in computing basic net income (loss) per share	23,258	22,560	17,007
Effect of dilutive securities:
Stock options	—	—	763
Unvested restricted stock	—	—	541
Redeemable convertible preferred stock	—	—	3,538

Shares used in computing diluted net income (loss) per share	23,258	22,560	21,849

Net income (loss) per share — diluted	$(0.28)	$(0.31)	$0.33

3.	Concentrations of Credit, Customer and Supplier Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments and trade receivables. The Company generally invests its excess money in money market funds, commercial paper of corporations with high credit ratings, municipal bonds, and treasury bills. The Company has not experienced any significant losses on its cash equivalents or short and long-term investments. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. At December 31, 2001, the Company’s two largest receivable balances accounted for approximately 27% and 17% of net accounts receivable. The largest receivable balance was secured by a letter of credit. Through fiscal 2001, a relatively small number of customers and resellers accounted for a significant percentage of the Company’s revenues. The Company analyzes the need for reserves for potential credit losses and records reserves when necessary.

     Currently, the Company relies on single source suppliers of materials for the significant majority of its product inventory. As a result, should the Company’s current suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results may be adversely impacted.

4.	Business Combination

     On May 19, 2000, the Company purchased Sebring Systems, Inc., a development stage company, that was developing the SebringRing™, a Switched-PCI interconnect solution, for an aggregate purchase price, including assumed liabilities, of $32.3 million. The transaction was accounted for using purchase accounting. Prior to the purchase, the Company owned approximately 16% of the outstanding shares of Sebring, which was accounted for using the equity method of accounting.

     The financial results for the year ended December 31, 2000 reflect the acquisition from the date the transaction was closed.

     The purchase price of the Sebring Systems acquisition is summarized below:

(in thousands)
Net previous investment in Sebring	$681
Fair value of common stock issued	24,196
Fair value of options assumed	4,672
Assumed liabilities	2,242
Acquisition costs	525

Total consideration	$32,316

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

     Discounting the net cash flows back to their present value was based on the cost of capital for well-managed venture capital funds which typically have similar risks and returns on investments. The cost of capital used in discounting the net cash flows from acquired in-process technology was 25%.

     The Company estimated, as of the acquisition date, the project was 85% complete. The percentage of completion was determined using costs incurred by Sebring prior to the acquisition date compared to the remaining research and development to be completed to bring the project to technological feasibility. As of December 31, 2001, the project was completed. The product was taped out successfully and is currently being sampled.

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

	Year Ended December 31,

	2000	1999

	(Unaudited)
	(in thousands, except per share amounts)
Net revenues	$65,351	$41,074
Net income (loss)	$1,848	$(4,745)
Net income (loss) per share — basic and diluted	$0.08	$(0.26)
Number of shares used in per share calculations — basic	22,560	17,968
Number of shares used in per share calculations — diluted	23,550	17,968

5.	Employee Stock Plans

     At December 31, 2001, 4,764,094 shares of the Company’s common stock were reserved for future issuance.

     The Company’s 1998 Stock Incentive Plan (the “1998 Plan”) was approved by the Board of Directors on January 15, 1998. The 1998 Plan provides for the grant of both incentive and nonqualified stock options. A total of 1,500,000 shares of common stock have been reserved for issuance under the 1998 Plan. The Company’s 1999 Stock Incentive Plan (the “1999 Plan”) was approved by the Board of Directors on January 25, 1999. The 1999 Plan provides for the grant of both incentive and nonqualified stock options. A total of 2,500,000 shares of common stock have been reserved for issuance under the 1999 Plan. The maximum term of any stock option granted under the 1998 and 1999 Plans is ten years, except that with respect to incentive stock options granted to a person possessing more than 10% of the combined voting power of the Company (a 10% stockholder), the term of such stock options shall be for no more than five years. The exercise price of incentive stock options granted under the 1998 and 1999 Plan must be at least 100% of the fair market value of the common stock on the grant date except that the exercise price of incentive stock options granted to a 10% stockholder must be at least 110% of such fair market value on the date of grant. The options generally vest over a period of three to four years.

     Activity under the 1998 and 1999 Plans is summarized as follows:

		Options Outstanding

	Options			Weighted
	Available	Number of	Aggregate	Average Exercise
	for Grant	Options	Exercise Price	Price

		(in thousands, except share and per share data)
Balance at January 1, 1999	154,750	645,250	$3,171,205	$4.91
Options authorized	1,700,000	—
Options granted	(964,000)	964,000	10,966,138	11.38
Options exercised	—	(22,950)	(105,750)	4.61
Options canceled	88,542	(88,542)	(691,023)	7.80

Balance at December 31, 1999	979,292	1,497,758	13,340,615	8.91
Options authorized	1,500,000	—
Options granted	(1,735,113)	2,159,774	39,165,122	18.13
Options assumed	—	204,989	625,374	3.05
Options exercised	—	(267,393)	(1,532,701)	5.73
Options canceled	505,053	(698,801)	(10,375,251)	14.85

Balance at December 31, 2000	1,249,232	2,896,327	41,223,159	14.23
Options authorized	900,000	—
Options granted	(1,114,000)	1,114,000	8,941,348	8.03
Options exercised	—	(192,400)	(883,183)	4.59
Options canceled	638,679	(727,744)	(10,285,923)	14.13

Balance at December 31, 2001	1,673,911	3,090,183	$38,995,401	$12.62

     Options assumed of 204,989 represent options related to the May 2000 acquisition of Sebring Systems. Options assumed from Sebring Systems are no longer available for grant once canceled.

     The following table summarizes the information about options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.84 - $5.00	569,376	6.96 years	$4.14	569,376	$4.14
$5.19 - $7.95	910,117	9.17 years	7.53	896,117	7.55
$8.00 - $9.35	453,291	7.42 years	8.94	444,291	8.93
$13.00 - $21.06	623,214	8.31 years	19.16	611,214	19.28
$23.00 - $40.00	534,185	8.48 years	25.83	534,185	25.83

Total	3,090,183	8.21 years	$12.62	3,055,183	$12.66

     As of December 31, 2001, 2000, and 1999, there were 1,580,937, 992,469, and 316,310 stock options vested at weighted average exercise prices of $9.82 per share, $7.58 per share, and $5.34 per share, respectively.

     The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock grants since the alternative fair market value accounting provided for under FAS 123 requires use of grant valuation models that were not developed for use in valuing stock grants. Under APB Opinion No. 25, as the exercise price of the Company’s stock grants and options equals the deemed fair value of the underlying stock on the date of grant, no compensation expenses are recognized.

     During the year ended December 31, 2000, the Company recorded aggregate deferred compensation of $15.8 million, representing the difference between the grant price and the deemed fair value of the Company’s common stock options granted during this period. The Company recorded no deferred compensation in 2001 and 1999. The amortization of deferred compensation is charged to operations and is amortized on a straight-line basis over the vesting period of the options, which is typically three years. For the years ended December 31, 2001, 2000, and 1999, amortization expense was $2,906,000, $2,272,000, and $91,000, respectively.

     Pro forma information regarding net income (loss) is required by FAS 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by FAS 123. Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used for 2001, 2000, and 1999:

	Years Ended December 31,

	2001	2000	1999

Volatility	1.00	0.84	0.59
Expected life of options (in years)	4.00	4.00	4.00
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.66%	6.29%	5.26%

     The weighted average grant date fair value of options granted during 2001, 2000, and 1999 was $8.03, $21.90, and $5.76, respectively.

     If compensation cost for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, then the Company’s net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Years Ended December 31,

	2001	2000	1999

	(in thousands, except per share data)
Net income (loss) as reported	$(6,537)	$(7,042)	$7,231
Pro forma net income (loss)	$(12,807)	$(12,257)	$6,187
Net income (loss) per share as reported
Basic	$(0.28)	$(0.31)	$0.43
Diluted	$(0.28)	$(0.31)	$0.33
Pro forma net income (loss) per share
Basic	$(0.55)	$(0.54)	$0.36
Diluted	$(0.55)	$(0.54)	$0.28

6.	Stock Repurchase

     In January 2001, the Board of Directors of the Company approved a stock repurchase program whereby up to 2,000,000 shares of the Company’s common stock may be purchased in the open market or in privately negotiated transactions. As of December 31, 2001, 10,000 shares had been repurchased under the terms of this program.

7.	Retirement Savings Plan

     The Company has a retirement savings plan, commonly known as a 401(k) plan, that allows all full-time employees to contribute from 1% to 15% of their pretax salary, subject to IRS limits. Beginning in 1996, the Company made a matching contribution calculated at 50 cents on each dollar of the first 6% of participant contributions. The Company’s contributions to the 401(k) plan were $299,000, $255,000, and $187,000 for 2001, 2000, and 1999, respectively.

8.	Income Taxes

     The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,

	2001	2000	1999

		(in thousands)
Federal:
Current	$(2,382)	$6,650	$3,806
Deferred	600	(1,461)	(487)

	(1,782)	5,189	3,319
State:
Current	(119)	870	734
Deferred	35	(159)	(157)

	(84)	711	577

Total	$(1,866)	$5,900	$3,896

     The provision (benefit) for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal income tax rate as follows:

	Years Ended December 31,

	2001	2000	1999

	(in thousands)
Tax (benefit) at the U.S. statutory rate	$(2,941)	$(400)	$4,013
State taxes (net of federal benefit)	(55)	462	375
Tax exempt interest income	(87)	(157)	—
Non-deductible in-process R&D write off	—	5,020	—
Non-deductible amortization of deferred compensation	1,017	—	—
Non-deductible amortization of goodwill and purchased intangible assets	1,158	808	—
Research and development credit	—	(305)	(266)
Tax benefits from prior years	(975)	—	—
Other individually immaterial items	17	472	(226)

	$(1,866)	$5,900	$3,896

     The Company increased its benefit in fiscal 2001 by $975,000 or $0.04 per share due to the recognition of tax benefits from prior years. This change in estimated taxes was reflected in the federal tax return for 2000 filed in September 2001.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Years Ended December 31,

	2001	2000

	(in thousands)
Deferred tax assets:
Accrued expenses and reserves	$1,422	$2,052
Net operating loss carryforwards	1,100	1,100
Research and development credit carryforwards	600	—
Costs capitalized for tax purposes	537	—
Other	135	947

Gross deferred tax assets	3,794	4,099
Valuation allowance	(600)	—

Net deferred tax assets	3,194	4,099
Deferred tax liabilities:
Acquisition related intangibles	(830)	(1,100)

Total net deferred tax assets	$2,364	$2,999

     At December 31, 2001, the Company had net operating loss carryforwards for federal and state purposes of approximately $3,150,000, which will expire beginning in 2012, if not utilized and federal research and development tax credits of approximately $600,000, which will expire in the year 2021. For financial reporting purposes at December 31, 2001, a valuation allowance of $600,000 has been recognized to offset the deferred tax assets relating to the federal research and development tax credits that may be subject to limitations on their utilization.

     Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

9.	Commitments

     The Company leases certain of its facilities and equipment under noncancelable operating lease agreements and subleases space under one operating lease that expires in 2002. Future minimum lease payments at December 31, 2001 are as follows:

(in thousands)
2002	$560
2003	522
2004	496
2005	56
2006	19
Total minimum lease payments	1,653

Sublease income	(498)

Net operating lease commitments	$1,155

     Rental expense for all leases aggregated approximately $477,000, $767,000, and $664,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

11.	Segments of an Enterprise and Related Information

     The Company has one operating segment, the sale of semiconductor devices. The President has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components of the Company’s business.

     Revenues by geographic region based on customer location were as follows:

	Years Ended December 31,

	2001	2000	1999

	(in thousands)
Revenues:
North America	$24,864	$39,658	$26,527
France	6,373	7,232	3,945
Europe — excluding France	5,092	9,858	5,676
Asia	7,799	8,603	4,551

Total	$44,128	$65,351	$40,699

     Sales to the following distributors accounted for 10% or more of net revenues:

	2001	2000	1999

A2M	14%	11%	10%
Unique Technologies	11%	25%	25%

     The Company terminated its relationship with Unique Technologies, its U.S. distributor, in March 2001.

     Sales to the following end customers, either directly or through the Company’s distributors, accounted for 10% or more of net revenues:

	2001	2000	1999

Prediwave	18%	—	—
IBM	14%	11%	11%
Cisco	11%	17%	12%

11.	Debt Repayment

     On October 25, 2000, the Company signed a promissory note to borrow $28.5 million in connection with its purchase of a facility. The loan was collaterized by cash, short-term and long-term investments of approximately $33.1 million, which were classified as restricted cash at December 31, 2000. The interest rate on the loan was the LIBOR rate plus 0.45% (7.14% at December 31, 2000). In August 2001, the Company repaid all amounts owed under the loan, an aggregate amount of $28.5 million. The Company liquidated short-term and long-term securities in order to repay the loan.

12.	Related Party Transactions

     The Company and a customer are related parties because the chairman of the Company’s Board of Directors also serves on the customer’s Board of Directors. For the years ended December 31, 2001, 2000, and

1999, net revenues from sales to this customer, which were transacted at arms’ length prices, were approximately $746,000, $994,000, and $896,000, respectively.

13.	Quarterly Summaries

     (In thousands, except per share amounts, unaudited)

	Three Months Ended

	Mar 31, 2001	Jun 30, 2001	Sep 30, 2001	Dec 31, 2001

Net revenues	$12,429	$9,463	$10,513	$11,723
Gross profit	8,365	5,071	6,846	8,239
Net income (loss)	(1,467)	(3,381)	(1,132)	(557)
Net income (loss) per basic share	$(0.06)	$(0.15)	$(0.05)	$(0.02)
Net income (loss) per diluted share	$(0.06)	$(0.15)	$(0.05)	$(0.02)

	Three Months ended

	Mar 31, 2000	Jun 30, 2000	Sep 30, 2000	Dec 31, 2000

Net revenues	$14,542	$16,090	$18,409	$16,310
Gross profit	10,122	11,538	13,163	11,160
Net income (loss)	3,375	(12,732)	1,980	335
Net income (loss) per basic share	$0.16	$(0.57)	$0.09	$0.01
Net income (loss) per diluted share	$0.15	$(0.57)	$0.08	$0.01

SCHEDULE II— VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

		ADDITIONS	DEDUCTIONS
	BALANCE AT	CHARGED TO	AMOUNTS	BALANCE
	BEGINNING	COSTS AND	RECOVERED	AT END OF
	OF PERIOD	EXPENSES	(WRITTEN OFF)	PERIOD

Year ended December 31, 2001 Allowance for doubtful accounts	$318	$49	$(165)	$202
Year ended December 31, 2000 Allowance for doubtful accounts	$240	$150	$(72)	$318
Year ended December 31, 1999 Allowance for doubtful accounts	$173	$70	$(3)	$240

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2002	PLX Technology, Inc.

	by:	/s/ Michael J. Salameh

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title(s)	Date

/s/ Michael J. Salameh Michael J. Salameh	President and Director (Principal Executive Officer)	March 13, 2002

/s/ Rafael Torres Rafael Torres	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2002

/s/ D. James Guzy D. James Guzy	Director and Chairman of the Board of Directors	March 13, 2002

Eugene Flath	Director	March 13, 2002

/s/ Timothy Draper Timothy Draper	Director	March 13, 2002

/s/ Young K. Sohn Young K. Sohn	Director	March 13, 2002

John H. Hart	Director	March 13, 2002

EXHIBIT INDEX

Exhibit
Number	Description

2.1 (2)	Agreement and Plan of Merger dated April 19, 2000 by and among PLX Technology, Inc., OKW Technology Acquisition Corporation and Sebring Systems, Inc.

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (1)	Registrant’s Amended and Restated Bylaws.

4.1	Reference is made to Exhibit 3.1.

10.1 (1)	Form of Indemnification Agreement between PLX and each of its Officers and Directors.

10.2 (1) (4)	1998 Stock Incentive Plan.

10.3 (1) (4)	1999 Stock Incentive Plan.

10.4 (1)	Lease Agreement dated October 17, 1997 between The Arrillaga Foundation and The Perry Foundation as Landlords and PLX as Tenant, as amended.

10.5 (3)	PLX Technology, Inc. Stock Restriction, Information Rights and Registration Rights Agreement dated April 19, 1989.

10.6 (5)	PLX Technology, Inc. Stock Restriction, Information Rights and Registration Rights Agreement dated July 3, 1991.

10.7 (6)	Loan Agreement dated October 25, 2000 between Wells Capital Management and PLX.

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-71795).

(2)	Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on June 2, 2000.

(3)	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-71795).

(4)	Management contract or compensatory plan or arrangement.

(5)	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-71795).

(6)	Incorporated by reference to Exhibit 10.11 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2000.