Form 10-Q
period 2002-03-31
PLX TECHNOLOGY INC
filed 2002-05-02
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to __________ .

Commission File Number 0-25699

P L X TECHNOLOGY, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3008334
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

870 Maude Avenue, Sunnyvale, CA 94085
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (408) 774-9060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

As of March 31, 2002, there were 23,520,875 shares of common stock, par value $0.001 per share, outstanding.

This Report on Form 10-Q includes 23 pages with the Index to Exhibits located on page 22.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2002

		Page

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2002	2001(1)

	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,801	$9,631
Short-term investments	7,061	6,000
Accounts receivable, net	4,259	4,073
Inventories	3,299	4,586
Deferred tax assets	1,557	1,557
Income tax receivable	—	185
Other current assets	1,269	503

Total current assets	25,246	26,535
Goodwill	8,592	7,998
Other intangible assets	1,370	2,097
Property and equipment, net	33,299	33,579
Long-term investments	7,079	3,089
Deferred tax assets	1,637	1,637
Other assets	151	294

Total assets	$77,374	$75,229

LIABILITIES

Current liabilities:
Accounts payable	$1,341	$1,855
Accrued compensation and benefits	884	808
Accrued commissions	281	310
Deferred revenues	774	281
Deferred tax liability	1,417	830
Other accrued expenses	633	592

Total current liabilities	5,330	4,676

STOCKHOLDERS’ EQUITY

Common stock, par value	24	23
Additional paid-in capital	79,326	78,328
Deferred compensation	(3,113)	(3,929)
Notes receivable for employee stock purchases	(64)	(63)
Accumulated other comprehensive loss	(89)	(37)
Accumulated deficit	(4,040)	(3,769)

Total stockholders’ equity	72,044	70,553

Total liabilities and stockholders’ equity	$77,374	$75,229

(1)	The balance sheet at December 31, 2001 has been derived from the audited financial statements as of that date.

See notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2002	2001

Net revenues	$10,118	$12,429
Cost of revenues	3,361	4,064

Gross margin	6,757	8,365
Operating expenses:
Research and development	3,659	5,265
Selling, general and administrative	3,338	3,824
Amortization of goodwill and purchased intangible assets	133	1,044

Total operating expenses	7,130	10,133

Loss from operations	(373)	(1,768)
Interest income and other, net	231	231

Loss before provision (benefit) for income taxes	(142)	(1,537)
Provision (benefit) for income taxes	129	(70)

Net loss	$(271)	$(1,467)

Basic net loss per share	$(0.01)	$(0.06)

Shares used to compute basic per share amounts	23,432	23,151

Diluted net loss per share	$(0.01)	$(0.06)

Shares used to compute diluted per share amounts	23,432	23,151

See notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities

Net loss	$(271)	$(1,467)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and other non-cash items	663	617
Compensation expense recognized	—	17
Amortization of deferred compensation	652	818
Amortization of goodwill and other purchased intangible assets	133	1,044
Interest on notes receivable for employee stock purchases	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	(503)	(192)
Inventories	1,287	(3,418)
Income tax receivable	195	—
Other current assets	(767)	(124)
Other assets	143	(68)
Accounts payable	(197)	(1,000)
Accrued compensation and benefits	76	(453)
Accrued commissions	(29)	(100)
Deferred tax liability	577	(149)
Deferred revenues	493	(670)
Other accrued expenses	41	(400)

Net cash provided by (used in) operating activities	2,492	(5,545)

Investing activities

Purchases of investments	(6,125)	(4,062)
Maturities of investments	1,000	3,193
Purchases of property and equipment	(358)	(3,459)

Net cash used in investing activities	(5,483)	(4,328)

Financing activities

Proceeds from sales of common stock	1,162	385
Increase in restricted cash and investments	—	882

Net cash provided by financing activities	1,162	1,267

Effect of exchange rate fluctuations on cash and cash equivalents	(1)	—

Decrease in cash and cash equivalents	(1,830)	(8,606)
Cash and cash equivalents at beginning of year	9,631	16,621

Cash and cash equivalents at end of period	$7,801	$8,015

See notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiary (collectively, “PLX” or the “Company”) as of March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

Comprehensive Loss

The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The Company’s comprehensive net loss for the three months ended March 31, 2002 and 2001 was as follows:

	Three Months Ended
	March 31,

	2002	2001

	(in thousands)
Net loss	$(271)	$(1,467)
Unrealized gains (losses) on investments	(50)	99
Cumulative translation adjustment	(2)	—

Comprehensive loss	$(323)	$(1,368)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 142 as of January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment tests on at least an annual basis in accordance with SFAS No. 142. In addition, within six months of adopting the accounting standard, a transitional impairment test must be completed, and any impairments identified must be treated as a cumulative effect of a change in accounting principle. Other intangibles will continue to be amortized over their useful lives. The Company recharacterized acquired workforce, which is no longer defined as an acquired intangible asset under SFAS 141, as goodwill as of January 1, 2002. The Company will complete its transitional impairment test of goodwill under the new rules during the quarter ended June 30, 2002.

The impact of SFAS No. 142 is summarized below:

	Three months ended

	March 31, 2002	March 31, 2001

	(in thousands, except per share data)

Reported net loss	$(271)	$(1,467)
Add back: Goodwill and purchased intangible assets amortization	—	911

Adjusted net loss	$(271)	$(556)

Basic loss per share
Reported loss per share	$(0.01)	$(0.06)
Add back: Goodwill and purchased intangible assets amortization	—	0.04

Adjusted net loss per share	$(0.01)	$(0.02)

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The Company adopted SFAS No. 144 as of January 1, 2002. Adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year presentation format with no impact on net income. All financial information has been restated to conform to this presentation.

2. Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories were as follows:

	March 31,	December 31,
	2002	2001

	(in thousands)
Work in Process	$566	$506
Finished goods	2,733	4,080

Total	$3,299	$4,586

3. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,

	2002	2001

	(in thousands, except per share data)
Net loss	$(271)	$(1,467)

Weighted average shares of common stock outstanding	23,432	23,215
Less weighted average shares of common stock subject to repurchase	—	(64)

Shares used in computing basic net loss per share	23,432	23,151

Net loss per share — basic and diluted	$(0.01)	$(0.06)

As the Company incurred a loss for the three month periods ended March 31, 2002 and 2001, the effect of dilutive securities, totaling 0.7 million and 2.0 million equivalent shares, respectively, have been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive.

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

Revenues by geographic region based on customer location were as follows:

	Three Months Ended March 31,

	2002	2001

	(in thousands)
Revenues:
United States	$4,421	$7,295
France	1,391	1,664
Europe — excluding France	1,491	1,733
Taiwan	1,892	971
Asia — excluding Taiwan	923	766

Total	$10,118	$12,429

For the three months ended March 31, 2002, one customer accounted for 14% of net revenues, taking into account sales through the Company’s distributors as well as direct sales. For the three months ended March 31, 2001, two customers accounted for 14% and 11% of net revenues, taking into account sales through the Company’s distributors as well as direct sales. For the three months ended March 31, 2002, two distributors accounted for 14% and 13% of net revenues. For the three months ended March 31, 2001, two distributors accounted for 23% and 13% of net revenues.

5. Other Intangible Assets

Information regarding the Company’s other intangible assets subject to amortization is as follows:

Patents:

	March 31,	December 31,
	2002	2001

	(in thousands)
Gross carrying amount	$2,132	$2,132
Accumulated amortization	977	844

Net	$1,155	$1,288

Estimated amortization expense for the fiscal years ending December 31, are as follows:

2002	$533,003
2003	$533,003
2004	$222,085

The carrying amount of indefinite lived intangibles (Tradename) as of March 31, 2002 and December 31, 2001 was approximately $215,000.

6. Stock Repurchase

In January 2001, the Board of Directors of the Company approved a stock repurchase program whereby up to 2,000,000 shares of the Company’s Common Stock may be purchased in the open market or in privately negotiated transactions. As of March 31, 2002, 10,000 shares had been repurchased.

7. Income Taxes

Income tax expense for the three months ended March 31, 2002 was $129,000 on a pretax loss of $142,000, compared to income tax benefit of $70,000 on a pretax loss of $1,537,000 for the three months ended March 31, 2001. The 2002 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible acquisition-related items partially offset by research and development tax credits. The 2001 income tax benefit differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible acquisition-related items partially offset by the benefit of tax exempt interest and research and development tax credits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to, the length of our sales cycle, under the sub-heading “Overview” and our anticipated expense levels for amortization of goodwill and purchased intangible assets and deferred compensation, as well as the sufficiency of our existing resources and cash generated from operations to meet our capital requirements under the sub-heading “Results of Operations.” Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below under the sub-heading “Factors That May Affect Future Operating Results” and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See “Factors That May Affect Future Operating Results” below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

OVERVIEW

PLX was founded in 1986, and since 1994 we have focused on development of I/O interface semiconductors and related software and development tools that are used in systems incorporating the PCI standard. In 1994 and 1995, a significant portion of our revenues was from the sale of semiconductor devices that perform similar functions as our current products, except these devices were based on a variety of industry standards. Our revenues since 1996 have been derived predominantly from the sale of semiconductor devices based on the PCI standard to a large number of customers in a variety of applications including networking and telecommunications, enterprise storage, imaging, industrial and other embedded applications as well as in related adapter cards. We generate a small portion of our revenues from sales of our software and development tools.

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

The time period between initial customer evaluation and design completion can range from six to twelve months or more. Furthermore, there is typically an additional six to twelve month or greater period after design completion before a customer commences volume production of equipment incorporating our products. Due to these lengthy sales cycles, we may experience significant fluctuations in new orders from month to month. In addition, we typically make inventory purchases prior to receiving customer orders. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results for that quarter and potentially for future quarters would be materially and adversely affected.

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

RESULTS OF OPERATIONS

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

	Three Months Ended
	March 31,

	2002	2001

Net revenues	100.0%	100.0%
Cost of revenues	33.2	32.7

Gross margin	66.8	67.3
Operating expenses:
Research and development	36.2	42.3
Selling, general and administrative	33.0	30.8
Amortization of goodwill and purchased intangible assets	1.3	8.4

Total operating expenses	70.5	81.5

Loss from operations	(3.7)	(14.2)
Interest income and other, net	2.3	1.8

Loss before provision (benefit) for income taxes	(1.4)	(12.4)
Provision (benefit) for income taxes	1.3	(0.6)

Net loss	(2.7)%	(11.8)%

Net Revenues

Net revenues for the three months ended March 31, 2002 were $10.1 million, a decrease of 19% from $12.4 million for the three months ended March 31, 2001. The decrease was primarily due to lower unit shipments resulting from the economic slowdown in the technology sector. For the three months ended March 31, 2002, sales to one customer accounted for 14% of net revenues, taking into account sales through our distributors as well as direct sales. For the three months ended March 31, 2001, two customers accounted for 14% and 11% of net revenues, taking into account sales through the Company’s distributors as well as direct sales. No other individual customer represented greater than 10% of net revenues. For the three months ended March 31, 2002, two distributors accounted for 14% and 13% of net revenues. For the three months ended March 31, 2001, two distributors accounted for 23% and 13% of net revenues.

Gross Profit

Gross profit represents net revenues less the cost of revenues. Cost of revenues includes the cost of purchasing packaged semiconductor devices from our independent foundries and our operating costs associated with the procurement, storage, and shipment of products. Gross profit for the three months ended March 31, 2002 was $6.8 million, a decrease of 19% from $8.4 million for the three months ended March 31, 2001. Gross profit as a percentage of net revenues was 66.8% for the three months ended March 31, 2002, as compared to 67.3% for the three months ended March 31, 2001. The slight decline in our gross profit was primarily due to a shift in our product mix.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries are included in research and development expenses. Research and development expenses for the three months ended March 31, 2002 were $3.7 million, a decrease of 31% from $5.3 million for the three months ended March 31, 2001. Research and development expenses as a percentage of net revenues were 36.2% for the three months ended March 31, 2002, as compared to 42.3% for the three months ended March 31, 2001. The decrease in research and development expenses over the prior year’s first quarter was primarily due to lower non-recurring engineering costs and lower headcount.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of employee related expenses, professional fees, trade show and other promotional expenses, and sales commissions to manufacturers’ representatives. Selling, general and administrative expenses for the three months ended March 31, 2002 were $3.3 million, a decrease of 13% from $3.8 million for the three months ended March 31, 2001. The decrease in absolute dollars was primarily due to a decrease in sales commissions to manufacturers’ representatives as a result of lower revenues, lower headcount and a decrease in discretionary spending. Selling, general and administrative expenses as a percentage of net revenues were 33.0% for the three months ended March 31, 2002, as compared to 30.8% for the three months ended March 31, 2001. The percentage increase was primarily due to a decline in revenues.

Amortization of goodwill and purchased intangible assets

Amortization of goodwill and purchased intangible assets was $0.1 million for the three months ended March 31, 2002, a decrease of 87% from $1.0 million for the three months ended March 31, 2001. The decrease was due to the impact of SFAS No. 142, whereby we discontinued the amortization of goodwill and indefinite lived intangibles beginning January 1, 2002. Amortization of goodwill and purchased intangible assets includes the amortization of goodwill and other purchased intangible assets relating to the May 2000 acquisition of Sebring Systems. Effective January 1, 2002, in accordance with SFAS No. 142, we ceased amortization of goodwill and indefinite lived intangibles. We will continue to amortize patents through May 2004. For a more detailed description of SFAS No. 142 and its effect on us, see Note 1 of Notes to Condensed Consolidated Financial Statements.

Deferred Compensation

In connection with the grant of restricted stock and stock options to our employees during 1997 and 1998, we recorded aggregate deferred compensation of $361,000, representing the difference between the deemed value of our common stock for accounting purposes and the restricted stock purchase price or stock option exercise price at the date of grant. The amount of deferred compensation is presented as a reduction of stockholders’ equity and amortized ratably over the vesting period of the applicable stock grants. We also recorded deferred compensation of $12.3 million related to stock options granted below fair market value to employees in connection with the acquisition of Sebring Systems in May 2000. Additionally, we recorded deferred compensation of $3.5 million in connection with the grant of stock options below fair market value to our employees in September 2000. Amortization of deferred compensation was approximately $652,000 and $818,000 for each of the three months ended March 31, 2002 and 2001, respectively, substantially all of which has been included in research and development expenses in our results of operations. The amount of deferred compensation is amortized ratably over the vesting period of the applicable stock grants. We expect to record compensation expense related to deferred compensation of approximately $600,000 per quarter through September 30, 2003.

Interest Income and Other, Net

Interest income and other, net consists of interest earned on average cash, cash equivalents, short-term and long-term investment balances as well as rental income from a tenant in our facility. Interest income and other, net was $231,000 for both the three months ended March 31, 2002 and March 31, 2001.

Provision for Income Taxes

Income tax expense for the three months ended March 31, 2002 was $129,000 on a pretax loss of $142,000, compared to an income tax benefit of $70,000 on a pretax loss of $1,537,000 for the three months ended March 31, 2001. The 2002 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible acquisition-related items partially offset by research and development tax credits. The 2001 income tax benefit differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible acquisition-related items partially offset by the benefit of tax exempt interest and research and development tax credits.

Liquidity and Capital Resources

At March 31, 2002, we had $19.9 million in working capital and $7.8 million in cash and cash equivalents. Our operating activities generated cash of $2.5 million for the three months ended March 31, 2002, and used cash of $5.5 million for the three months ended March 31, 2001. The $2.5 million in cash generated by operations was primarily attributable to the Company’s net loss adjusted for $1.4 million of non-cash expenses such as depreciation and amortization as well as a decrease in inventories of $1.3 million, an increase in deferred revenues of $0.5 million and an increase in deferred tax liability of $0.6 million, partially offset by an increase in other current assets of $0.8 million.

Our investing activities used cash of $5.5 and $4.3 million for the three months ended March 31, 2002 and March 31, 2001, respectively. The $5.5 million in cash used by investing activities was primarily attributable to purchases of investments in fixed income securities. Cash provided by financing activities was $1.2 million and $1.3 million for the three months ended March 31, 2002 and 2001, respectively. Cash provided by financing activities for the three months ended March 31, 2002 is related to the exercise of employee stock options.

In January 2001, our Board of Directors approved a stock repurchase program whereby up to 2,000,000 shares of our common stock may be purchased in the open market or in privately negotiated transactions. As of March 31, 2002, 10,000 shares had been repurchased.

We believe that our existing resources, together with cash generated from our operations, will be sufficient to meet our capital requirements for at least the next twelve months.

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

Our Operating Results May Fluctuate Significantly Due To Factors Which Are Not Within Our Control

Our quarterly operating results have fluctuated significantly in the past and are expected to fluctuate significantly in the future based on a number of factors, many of which are not under our control. Our operating expenses, which include product development costs and selling, general and administrative expenses, are relatively fixed in the short-term. If our revenues are lower than we expect because we sell fewer semiconductor devices or delay the release of new products or the announcement of new features, or for other reasons, we may not be able to quickly reduce our spending in response.

Other circumstances that can affect our operating results include:

•	the timing of significant orders, order cancellations and reschedulings,

•	general economic conditions,

•	our ability to develop, introduce, and market new products and technologies on a timely basis,

•	changes in our pricing policies or those of our competitors or suppliers, including decreases in unit average selling prices of our products,

•	introduction of products and technologies by our competitors,

•	shifts in our product mix toward lower margin products,

•	the availability of production capacity at the fabrication facilities that manufacture our products,

•	the availability and cost of materials to our suppliers, and

•	the political climate.

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

We Are Exposed To General Economic And Market Conditions

Our business is subject to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the communications and networking industries. In recent quarters, our operating results have been adversely affected due to unfavorable economic conditions and reduced capital spending in the United States, Europe, and Asia. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our business, operating results, and financial condition, including reduced revenue.

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

We expect to spend a significant amount of time and resources to develop new products and refine existing products. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenues from the sale of any new products. Our ability to commercially introduce and successfully market any new products is subject to a wide variety of challenges during this development cycle, including start-up bugs, design defects and other matters that could delay introduction of these products to the marketplace. In addition, since our customers are not obligated by long-term contracts to purchase our products, our anticipated product orders may not materialize, or orders that do materialize may be cancelled. As a result, if we do not achieve market acceptance of new products, we may not be able to realize sufficient sales of our products in order to recoup research and development expenditures. The failure of any of our new products to achieve market acceptance would harm our business, financial condition, results of operations and cash flows.

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

Our Reliance On Single Source Manufacturers Of Our Semiconductor Devices Could Delay Shipments And Increase Our Costs

None of our semiconductor devices is currently manufactured by more than one supplier. We place our orders on a purchase order basis and do not have a long term purchase agreement with any of our existing suppliers. In the event that the supplier of a semiconductor device is unable or unwilling to continue to manufacture a product in the required volume, we would have to identify and qualify a substitute supplier. Introducing new products or transferring existing products to a new third party manufacturer or process may result in unforeseen device specification and operating problems. These problems may affect product shipments and may be costly to correct. Silicon fabrication capacity may also change, or the costs per silicon wafer may increase. Manufacturing-related problems may have a material adverse effect on our business.

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

We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our net sales. Due to these factors, the following have in the past and may in the future reduce our net sales or earnings:

•	the reduction, delay, or cancellation of orders from one or more of our significant customers,

•	the selection of competing products or in-house design by one or more of our current customers,

•	the loss of one or more of our current customers, or

•	a failure of one or more of our current customers to pay our invoices.

Defects In Our Products Could Increase Our Costs And Delay Our Product Shipments

Our products are complex. While we test our products, these products may still have errors, defects or bugs that we find only after commercial production has begun. We have experienced errors, defects and bugs in the past in connection with new products.

Our customers may not purchase our products if the products have reliability, quality or compatibility problems. This delay in acceptance could make it more difficult to retain our existing customers and to attract new customers. Moreover, product errors, defects or bugs could result in additional development costs, diversion of technical and other resources from our other development efforts, claims by our customers or others against us, or loss of credibility with our current and prospective customers. In the past, the additional time required to correct defects has caused delays in product shipments and resulted in lower revenues. We may have to spend significant amounts of capital and resources to address and fix problems in new products.

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

Our success also depends on our ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting, and managerial personnel. Competition for such personnel in the semiconductor industry is intense, and we may not be able to retain our key personnel or to attract, assimilate, or retain other highly qualified personnel in the future. In addition, we may lose key personnel due to attrition for health, family and other reasons. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. If we do not succeed in hiring and retaining candidates with appropriate qualifications, our business could be materially adversely affected.

A Large Portion Of Our Revenues Is Derived From Sales to Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. In the three months ended March 31, 2002 and 2001, net revenues through distributors accounted for approximately 54% and 64%, respectively, of our net revenues. Some of our distributors also market and sell competing products. Distributors may terminate their relationships with us at any time. Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. For example, in March 2001, we decided to terminate our relationship with Unique Technologies, our U.S. distributor that accounted for 11% of our fiscal year 2001 revenues, and service all of our U.S. customers directly or through manufacturers’ representatives. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

We may from time to time receive notifications of claims that we may be infringing patents or other intellectual property rights owned by third parties. While there is currently no intellectual property litigation pending against us, litigation could result in significant expense to us and adversely affect sales of the challenged product or technology. Intellectual property litigation could also divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. In addition, we may not be able to develop or acquire non-infringing technology or procure licenses to the infringing technology under reasonable terms. This could require expenditures by us of substantial time and other resources. Any of these developments would have a material adverse effect on our business.

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

Sales outside of North America accounted for 55% of our revenues for the three months ended March 31, 2002. In 2001, 2000 and 1999, sales outside of North America accounted for 44%, 39% and 35% of our revenues, respectively. Sales outside of North America may fluctuate in future periods and may continue to account for a large portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

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

Our Potential Future Acquisitions May Not Be Successful Because Of Our Limited Experience With Acquisitions In The Past

There have been a significant number of mergers and acquisitions in the semiconductor industry in the past. As part of our business strategy, we expect to review acquisition prospects that would complement our existing product offerings, improve market coverage, or enhance our technological capabilities. In May 2000, we acquired Sebring Systems. We have no current agreements or negotiations underway with respect to any acquisitions, and we may not be able to locate suitable acquisition opportunities. Future acquisitions could result in any or all of the following:

•	potentially dilutive issuances of equity securities,

•	large one-time write-offs,

•	the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets,

•	difficulties in the assimilation of operations, personnel, technologies, products, and information systems of the acquired companies,

•	diversion of management’s attention from other business concerns,

•	risks of entering geographic and business markets in which we have no or limited prior experience, and

•	potential loss of key employees of acquired organizations.

We have had limited experience with acquisitions in the past and may not be able to successfully integrate any businesses, products, technologies, or personnel that may be acquired in the future. Our failure to do so could have a material adverse effect on our business.

Our Principal Stockholders Have Significant Voting Power And May Take Actions That May Not Be In The Best Interests Of Our Other Stockholders

Our executive officers, directors, and other principal stockholders, in the aggregate, beneficially own a substantial amount of our outstanding common stock. Although these stockholders do not have majority control, they currently have, and likely will continue to have, substantial influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other stockholders. In addition, the voting power of these stockholders could have the effect of delaying or preventing a change in control of PLX.

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

As part of our anti-takeover devices, our Board of Directors has the ability to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,000,000 shares of preferred stock. There are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of the preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected. Consistent with Delaware law, our Board of Directors may adopt additional anti-takeover measures in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have an investment portfolio of fixed income securities, including those classified as cash equivalents of approximately $15.1 million at March 31, 2002. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $0.2 million decrease (less than 1%) in the fair value of our available-for-sale securities.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Description

2.1(2)	Agreement and Plan of Merger dated April 19, 2000 by and among PLX Technology, Inc., OKW Technology Acquisition Corporation and Sebring Systems, Inc.
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Registrant’s Amended and Restated Bylaws.
4.1	Reference is made to Exhibit 3.1.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-71795).

(2)	Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on June 2, 2000.

(b)	Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLX TECHNOLOGY, INC.

(Registrant)

Date: May 1, 2002	By	/s/ Rafael Torres

Rafael Torres Vice President, Finance and Chief Financial Officer (Authorized Officer and Principal Financial Officer)