Form 10-Q
period 2002-06-30
PLX TECHNOLOGY INC
filed 2002-08-06
CIK 850579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [   ]

As of July 31, 2002, there were 23,454,213 shares of common stock, par value $0.001 per share, outstanding.

This Report on Form 10-Q includes 24 pages with the Index to Exhibits located on page 23.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2002

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets at June 30, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 6.	Exhibits and Reports on Form 8-K	23

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2002	2001(1)

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,807	$9,631
Short-term investments	8,079	6,000
Accounts receivable, net	3,458	4,073
Inventories	2,906	4,586
Deferred tax assets	1,557	1,557
Income tax receivable	—	185
Other current assets	1,437	503

Total current assets	26,244	26,535
Goodwill	8,592	7,998
Other intangible assets	1,236	2,097
Property and equipment, net	32,836	33,579
Long-term investments	6,155	3,089
Deferred tax assets	1,637	1,637
Other assets	135	294

Total assets	$76,835	$75,229

LIABILITIES
Current liabilities:
Accounts payable	$1,090	$1,855
Accrued compensation and benefits	854	808
Other accrued expenses	1,095	902
Deferred revenues	898	281
Deferred tax liability	1,277	830

Total current liabilities	5,214	4,676
STOCKHOLDERS’ EQUITY
Common stock, par value	24	23
Additional paid-in capital	79,014	78,328
Deferred compensation	(2,159)	(3,929)
Notes receivable for employee stock purchases	(65)	(63)
Accumulated other comprehensive income (loss)	7	(37)
Accumulated deficit	(5,200)	(3,769)

Total stockholders’ equity	71,621	70,553

Total liabilities and stockholders’ equity	$76,835	$75,229

(1)	The balance sheet at December 31, 2001 has been derived from the audited financial statements as of that date.

See notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues	$7,797	$9,463	$17,915	$21,892
Cost of revenues	2,381	4,392	5,742	8,456

Gross margin	5,416	5,071	12,173	13,436
Operating expenses:
Research and development	3,518	5,237	7,177	10,502
Selling, general and administrative	3,298	3,972	6,636	7,796
Amortization of goodwill and purchased intangible assets	133	1,044	266	2,088

Total operating expenses	6,949	10,253	14,079	20,386
Loss from operations	(1,533)	(5,182)	(1,906)	(6,950)
Interest income and other, net	255	67	486	298

Loss before provision (benefit) for income taxes	(1,278)	(5,115)	(1,420)	(6,652)
Provision (benefit) for income taxes	(118)	(1,734)	11	(1,804)

Net loss	$(1,160)	$(3,381)	$(1,431)	$(4,848)

Basic net loss per share	$(0.05)	$(0.15)	$(0.06)	$(0.21)

Shares used to compute basic per share amounts	23,529	23,180	23,440	23,163

Diluted net loss per share	$(0.05)	$(0.15)	$(0.06)	$(0.21)

Shares used to compute diluted per share amounts	23,529	23,180	23,440	23,163

See notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities
Net loss	$(1,431)	$(4,848)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and other non-cash items	1,310	1,415
Compensation expense recognized	—	17
Amortization of deferred compensation	1,201	1,580
Amortization of goodwill and other purchased intangible assets	267	2,089
Interest on notes receivable for employee stock purchases	(2)	(12)
Changes in operating assets and liabilities:
Accounts receivable	(18)	(170)
Inventories	1,680	(3,163)
Income tax receivable	195	(1,067)
Other current assets	(935)	331
Other assets	159	(98)
Accounts payable	(135)	(613)
Accrued compensation and benefits	46	(497)
Accrued commissions	65	(22)
Deferred tax liability	435	(833)
Deferred revenues	617	(723)
Other accrued expenses	124	(161)

Net cash provided by (used in) operating activities	3,578	(6,775)

Investing Activities
Purchases of investments	(7,166)	(12,133)
Sales and maturities of investments	2,000	14,477
Purchases of property and equipment	(497)	(4,374)

Net cash used in investing activities	(5,663)	(2,030)

Financing Activities
Proceeds from sales of common stock	1,255	403
Repurchase of common stock	—	(83)
Increase in restricted cash and investments	—	(864)

Net cash provided by (used in) financing activities	1,255	(544)

Effect of exchange rate fluctuations on cash and cash equivalents	6	—
Decrease in cash and cash equivalents	(824)	(9,349)
Cash and cash equivalents at beginning of year	9,631	16,621

Cash and cash equivalents at end of period	$8,807	$7,272

See notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiary (collectively, “PLX” or the “Company”) as of June 30, 2002 and for the three-month and six-month periods ended June 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Comprehensive Loss

The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. The Company’s comprehensive net loss for the three and six months ended June 30, 2002 and June 30, 2001 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands)

Net loss	$(1,160)	$(3,381)	$(1,431)	$(4,848)
Unrealized gains (losses) on investments	96	(10)	46	89
Cumulative translation adjustment	—	—	(2)	—

Comprehensive loss	$(1,064)	$(3,391)	$(1,387)	$(4,759)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 142 as of January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment tests on at least an annual basis in accordance with SFAS No. 142. In addition, within six months of adopting the accounting standard, a transitional impairment test must be completed, and any impairments identified must be treated as a cumulative effect of a change in accounting principle. During the quarter ended June 30, 2002, the Company completed its transitional impairment test and found no impairment. Other intangibles will continue to be amortized over their useful lives. The Company recharacterized acquired workforce, which is no longer defined as an acquired intangible asset under SFAS 141, as goodwill as of January 1, 2002.

The impact of SFAS No. 142 is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands, except per share data)

Reported net loss	$(1,160)	$(3,381)	$(1,431)	$(4,848)
Add back: Goodwill and purchased intangible assets amortization	—	911	—	1,822

Adjusted net loss	$(1,160)	$(2,470)	$(1,431)	$(3,026)

Basic net loss per share
Reported net loss per share	$(0.05)	$(0.15)	$(0.06)	$(0.21)
Add back: Goodwill and purchased intangible assets amortization	—	0.04	—	0.08

Adjusted net loss per share	$(0.05)	$(0.11)	$(0.06)	$(0.13)

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

2. Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories were as follows:

	June 30,	December 31,
	2002	2001

	(in thousands)

Work in process	$630	$506
Finished goods	2,276	4,080

Total	$2,906	$4,586

3. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands, except per share data)

Net loss	$(1,160)	$(3,381)	$(1,431)	$(4,848)

Weighted average shares of common stock outstanding	23,529	23,234	23,440	23,217
Less weighted average shares of common stock subject to repurchase	—	54	—	54

Shares used in computing basic net loss per share	23,529	23,180	23,440	23,163

Net loss per share — basic and diluted	$(0.05)	$(0.15)	$(0.06)	$(0.21)

As the Company incurred a loss for the three month periods ended June 30, 2002 and 2001, the effect of dilutive securities, totaling 3.5 million and 3.4 million equivalent shares, respectively, have been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive. For the six month periods ended June 30, 2002 and 2001, the effect of dilutive securities, totaling 3.5 million and 3.4 million equivalent shares, respectively, have been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive.

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

Revenues by geographic region based on customer location were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

		(in thousands)

Revenues:
United States	$3,153	$5,801	$7,574	$13,242
France	987	1,083	2,378	2,747
Europe — excluding France	1,025	1,170	2,516	2,903
Asia	2,632	1,409	5,447	3,000

Total	$7,797	$9,463	$17,915	$21,892

For the three months ended June 30, 2002 and 2001, two distributors accounted for 23% and 33% of net revenues, respectively. For the six months ended June 30, 2002 and 2001, two distributors accounted for 25% and 35% of net revenues, respectively. No other individual distributor represented greater than 10% of net revenues.

5. Other Intangible Assets

Information regarding the Company’s other intangible assets subject to amortization is as follows:

Patents:

	June 30,	December 31,
	2002	2001

	(in thousands)

Gross carrying amount	$2,132	$2,132
Accumulated amortization	1,111	844

Net	$1,021	$1,288

Estimated amortization expenses for the fiscal years ending December 31 are as follows:

2002	$533,003
2003	$533,003
2004	$222,085

The carrying amount of indefinite lived intangibles (Tradename) as of June 30, 2002 and December 31, 2001 was approximately $215,000.

6. Stock Repurchase

In January 2001, the Board of Directors of the Company approved a stock repurchase program whereby up to 2,000,000 shares of the Company’s Common Stock may be purchased in the open market or in privately negotiated transactions. As of June 30, 2002, 10,000 shares had been repurchased at a cost of approximately $83,000.

7. Income Taxes

Income tax benefit for the three months ended June 30, 2002 was $118,000 on a pretax loss of $1,278,000, compared to income tax benefit of $1,734,000 on a pretax loss of $5,115,000 for the three months ended June 30, 2001. Income tax provision for the six months ended June 30, 2002 was $11,000 on a pretax loss of $1,420,000, compared to an income tax benefit of $1,804,000 on a pretax loss of $6,652,000 for the six months ended June 30, 2001. The 2002 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible acquisition-related items. The 2001 income tax benefit differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible acquisition-related items partially offset by the benefit of tax exempt interest and research and development tax credits.

8. Subsequent Event

Under our stock repurchase program approved by our Board of Directors in January 2001, we have repurchased approximately 282,000 shares of our common stock at a cost of approximately $674,000 since June 30, 2002.

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

In May 2002, we entered into an agreement with Advanced Micro Devices related to HyperTransport and PCI-X technologies pursuant to which we will market semiconductor devices that are based on these standards.

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

RESULTS OF OPERATIONS

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	30.5%	46.4%	32.0%	38.6%

Gross margin	69.5%	53.6%	68.0%	61.4%
Operating expenses:
Research and development	45.1%	55.3%	40.1%	48.0%
Selling, general and administrative	42.3%	42.0%	37.0%	35.6%
Amortization of goodwill and purchased intangible assets	1.7%	11.0%	1.5%	9.5%

Total operating expenses	89.1%	108.3%	78.6%	93.1%
Loss from operations	(19.6)%	(54.7)%	(10.6)%	(31.7)%
Interest income and other, net	3.2%	0.7%	2.7%	1.4%

Loss before provision (benefit) for income taxes	(16.4)%	(54.0)%	(7.9)%	(30.3)%
Provision (benefit) for income taxes	(1.5)%	(18.3)%	0.1%	(8.2)%

Net loss	(14.9)%	(35.7)%	(8.0)%	(22.1)%

Net Revenues

Net revenues for the three months ended June 30, 2002 were $7.8 million, a decrease of 17.6% from $9.5 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, net revenues were $17.9 million, a decrease of 18.2% from $21.9 million for the six months ended June 30, 2001. The decrease was primarily due to lower unit shipments resulting from the current economic slowdown in the technology sector. For the three months ended June 30, 2002 and 2001, two distributors accounted for 23% and 33% of net revenues, respectively. For the six months ended June 30, 2002 and 2001, two distributors accounted for 25% and 35% of net revenues, respectively. No other individual distributor represented greater than 10% of net revenues.

Gross Margin

Gross margin represents net revenues less the cost of revenues. Cost of revenues includes the cost of purchasing packaged semiconductor devices from our independent foundries and our operating costs associated with the procurement, storage, and shipment of products. Gross margin for the three months ended June 30, 2002 was $5.4 million, an increase of 6.8% from $5.1 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, gross margin was $12.2 million, a decrease of 9.4% from $13.4 million for the six months ended June 30, 2001. Gross margin as a percentage of net revenues was 69.5% for the three months ended June 30, 2002, as compared to 53.6% for the three months ended June 30, 2001. For the six months ended June 30, 2002, gross margin as a percentage of net revenues was 68.0%, as compared to 61.4% for the six months ended June 30, 2001. The increase in gross margin as a percentage of revenues was primarily due to shifts in our product mix as well as a $1.3 million charge taken in the second quarter of 2001 related to excess inventory.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries are included in research and development expenses. Research and development expenses for the three months ended June 30, 2002 were $3.5 million, a decrease of 32.8% from $5.2 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, research and development expenses were $7.2 million, a decrease of 31.7% from $10.5 million in the six months ended June 30, 2001. Research and development expenses as a percentage of net revenues were 45.1% for the three months ended June 30, 2002, as compared to 55.3% for the three months ended June 30, 2001. For the six months ended June 30, 2002, research and development expenses were 40.1% as a percentage of net revenues compared to 48.0% for the six months ended June 30, 2001. The percentage decrease as well as the decrease in absolute dollars was primarily due to lower non-recurring engineering costs and lower headcount.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of employee related expenses, professional fees, trade show and other promotional expenses, and sales commissions to manufacturers’ representatives. Selling, general and administrative expenses for the three months ended June 30, 2002 were $3.3 million, a decrease of 17.0% from $4.0 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, selling, general and administrative expenses were $6.6 million, a decrease of 14.9% from $7.8 million for the six months ended June 30, 2001. The decrease in absolute dollars was primarily due to a decrease in sales commissions to manufacturers’ representatives as a result of lower revenues, lower headcount and a decrease in discretionary spending. Selling, general and administrative expenses as a percentage of net revenues were 42.3% for the three months ended June 30, 2002, as compared to 42.0% for the three months ended June 30, 2001. For the six months ended June 30, 2002, selling, general and administrative expenses as a percentage of net revenues increased to 37.0% compared to 35.6% for the six months ended June 30, 2001. The percentage increases for the three and six months ended June 30, 2002 were primarily due to a decline in revenues.

Amortization of Goodwill and Purchased Intangible Assets

Amortization of goodwill and purchased intangible assets was $0.1 million for the three months ended June 30, 2002, a decrease of 87.3% from $1.0 million for the three months ended June 30, 2001. Amortization of goodwill and purchased intangible assets was $0.3 million for the six months ended June 30, 2002, a decrease of 87.3% from $2.1 million for the six months ended June 30, 2001. The decrease was due to the impact of SFAS No. 142, whereby we discontinued the amortization of goodwill and indefinite lived intangibles beginning January 1, 2002. Amortization of goodwill and purchased intangible assets includes the amortization of goodwill and other purchased intangible assets relating to the May 2000 acquisition of Sebring Systems. Effective January 1, 2002, in accordance with SFAS No. 142, we ceased amortization of goodwill and indefinite lived intangibles. We will continue to amortize patents through May 2004. For a more detailed description of SFAS No. 142 and its effect on us, see Note 1 of Notes to Condensed Consolidated Financial Statements.

Deferred Compensation

In connection with the grant of restricted stock and stock options to our employees during 1997 and 1998, we recorded aggregate deferred compensation of $361,000, representing the difference between the deemed value of our common stock for accounting purposes and the restricted stock purchase price or stock option exercise price at the date of grant. The amount of deferred compensation is presented as a reduction of stockholders’ equity and amortized ratably over the vesting period of the applicable stock grants. We also recorded deferred compensation of $12.3 million related to stock options granted below fair market value to employees in connection with the acquisition of Sebring Systems in May 2000. Additionally, we recorded deferred compensation of $3.5 million in connection with the grant of stock options below fair market value to our employees in September 2000. Amortization of deferred compensation was approximately $549,000 and $762,000 for each of the three months ended June 30, 2002 and 2001, respectively, and has substantially all been included in research and development expenses in our results of operations. For each of the six months ended June 30, 2002 and 2001, amortization of deferred compensation was approximately $1,201,000 and $1,580,000, respectively. The amount of deferred compensation is amortized ratably over the vesting period of the applicable stock grants. We expect to record compensation expense related to deferred compensation of approximately $500,000 per quarter through September 30, 2003.

Interest Income and Other, Net

Interest income and other, net consists of interest earned on average cash, cash equivalents, short-term and long-term investment balances as well as rental income from a tenant in our facility. Interest income and other, net increased to $255,000 for the three months ended June 30, 2002 from $67,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, interest income and other, net increased to $486,000 from $298,000 in the six months ended June 30, 2001. The increase was primarily due to interest earned on higher cash and investment balances and rental income.

Provision for Income Taxes

The income tax benefit for the three months ended June 30, 2002 was $118,000 on a pretax loss of $1,278,000, compared to an income tax benefit of $1,734,000 on a pretax loss of $5,115,000 for the three months ended June 30, 2001. The income tax provision for the six months ended June 30, 2002 was $11,000 on a pretax loss of $1,420,000, compared to an income tax benefit of $1,804,000 on a pretax loss of $6,652,000 for the six months ended June 30, 2001. The 2002 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible acquisition-related items. The 2001 income tax benefit differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible acquisition-related items partially offset by the benefit of tax exempt interest and research and development tax credits.

Liquidity and Capital Resources

At June 30, 2002, we had $21.0 million in working capital and $8.8 million in cash and cash equivalents. Our operating activities generated cash of $3.6 million for the six months ended June 30, 2002, and used cash of $6.8 million for the six months ended June 30, 2001. The $3.6 million of cash generated by operations was primarily attributable to a net loss of $1.4 million adjusted for non-cash expenses of $2.8 million as well as a decrease in inventories of $1.7 million, and an increase in deferred revenues of $0.6 million. These increases to cash were partially offset by an increase in other current assets of $0.9 million.

Our investing activities used cash of $5.7 million and $2.0 million for the six months ended June 30, 2002 and the six months ended June 30, 2001, respectively. Cash used by investing activities for the six months ended June 30, 2002 was primarily attributable to the purchases of long-term investments of $7.2 million and purchases of equipment of $497,000, partially offset by sales and maturities of investments of $2.0 million. Financing activities provided cash of $1.3 million during the six months ended June 30, 2002 and used cash of $544,000 during the six months ended June 30, 2001. Cash provided by financing activities for the six months ended June 30, 2002 is primarily related to exercises of employee stock options.

In January 2002, our Board of Directors approved a stock repurchase program whereby up to 2,000,000 shares of our common stock may be purchased in the open market or in privately negotiated transactions. As of June 30, 2002, 10,000 shares had been repurchased.

As of June 30, 2002, we had no material commitments related to the purchase of capital expenditures or the leasing of facilities.

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

Our Reliance On Single Source Manufacturers Of Our Semiconductor Devices Could Delay Shipments And Increase Our Costs

None of our semiconductor devices is currently manufactured by more than one supplier. We place our orders on a purchase order basis and do not have a long term purchase agreement with any of our existing suppliers. In the event that the supplier of a semiconductor device is unable or unwilling to continue to manufacture a product in the required volume, we would have to identify and qualify a substitute supplier or discontinue the product. For example, we plan to discontinue production of our I/O Processors in late 2002 partly because our supplier for this product is discontinuing the process on which the I/O Processors are built. We expect that this discontinuation will have no material impact on our revenues.

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

A Large Portion Of Our Revenues Is Derived From Sales to Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. In the six months ended June 30, 2002 and 2001, net revenues through distributors accounted for approximately 53% and 62%, respectively, of our net revenues. Some of our distributors also market and sell competing products. Distributors may terminate their relationships with us at any time. Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. For example, in March 2001, we decided to terminate our relationship with Unique Technologies, our U.S. distributor that accounted for 11% of our fiscal year 2001 revenues, and service all of our U.S. customers directly or through manufacturers’ representatives. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

The Successful Marketing And Sales Of Our Products Depend Upon Our Third Party Relationships, Most Of Which Are Not Supported By Written Agreements

When marketing and selling our semiconductor devices, we believe we enjoy a competitive advantage based on the availability of development tools offered by third parties. These development tools are used principally for the design of other parts of the embedded system but also work with our products. We will lose this advantage if these third party tool vendors cease to provide these tools for existing products or do not offer them for our future products. This event could have a material adverse effect on our business. We have no written agreements with most of these third parties, and these parties could choose to stop providing these tools at any time.

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

Sales outside of North America accounted for 58% of our revenues for the six months ended June 30, 2002. In 2001, 2000 and 1999, sales outside of North America accounted for 44%, 39% and 35% of our revenues, respectively. Sales outside of North America may fluctuate in future periods and may continue to account for a large portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio of fixed income securities, including those classified as cash equivalents of approximately $16.0 million at June 30, 2002. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on May 22, 2002, the following individuals were elected to the Board of Directors:

Name	Votes For	Votes Against	Votes Withheld

Michael Salameh	21,766,137	190,621	1,614,117
D. James Guzy	21,717,582	239,176	1,614,117
Eugene Flath	21,768,568	188,190	1,614,117
Timothy Draper	21,715,215	241,543	1,614,117
Young K. Sohn	21,717,405	239,353	1,614,117
John H. Hart	21,765,905	190,853	1,614,117

The following proposals were approved at the Company’s Annual Meeting:

		Affirmative Votes	Negative Votes

1.	Amendments to the Company’s 1999 Stock Incentive Plan	17,682,160	4,261,920
2.	Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2002	21,590,390	357,412

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

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLX TECHNOLOGY, INC. (Registrant)

Date: August 6, 2002	By	/s/ Rafael Torres

Rafael Torres Vice President, Finance and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

2.1(2)	Agreement and Plan of Merger dated April 19, 2000 by and among PLX Technology, Inc., OKW Technology Acquisition Corporation and Sebring Systems, Inc.
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Registrant’s Amended and Restated Bylaws.
4.1	Reference is made to Exhibit 3.1.
10.1	1999 Stock Incentive Plan, as Amended.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-71795).

(2)	Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on June 2, 2000.