Form 10-Q
period 2002-09-30
PLX TECHNOLOGY INC
filed 2002-11-01
CIK 850579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_____________ to_____________.

Commission File Number 0-25699

PLX TECHNOLOGY, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3008334 (I.R.S. Employer Identification No.)

870 Maude Avenue, Sunnyvale, CA 94085
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (408) 774-9060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

As of October 31, 2002, there were 21,156,598 shares of common stock, par value $0.001 per share, outstanding.

This Report on Form 10-Q includes 26 pages with the Index to Exhibits located on page 23

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2002

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets at September 30, 2002 and December 31, 2001	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	23

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,233	$9,631
Short-term investments	11,043	6,000
Accounts receivable, net	3,742	4,073
Inventories, net	1,991	4,586
Deferred tax assets	1,557	1,557
Other current assets	1,160	688

Total current assets	20,726	26,535
Property and equipment, net	32,327	33,579
Long-term investments	8,152	3,089
Goodwill	8,592	7,998
Other intangible assets	1,103	2,097
Deferred tax assets	1,637	1,637
Other assets	146	294

Total assets	$72,683	$75,229

LIABILITIES
Current liabilities:
Accounts payable	$1,288	$1,855
Accrued compensation and benefits	849	808
Other accrued expenses	822	902
Deferred revenues	741	281
Deferred tax liability	1,267	830

Total current liabilities	4,967	4,676
STOCKHOLDERS’ EQUITY
Common stock, par value	22	23
Additional paid-in capital	74,949	78,328
Deferred compensation	(1,358)	(3,929)
Notes receivable for employee stock purchases	(66)	(63)
Accumulated other comprehensive income (loss)	57	(37)
Accumulated deficit	(5,888)	(3,769)

Total stockholders’ equity	67,716	70,553

Total liabilities and stockholders’ equity	$72,683	$75,229

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues	$8,339	$10,513	$26,254	$32,405
Cost of revenues	2,435	3,667	8,177	12,123

Gross margin	5,904	6,846	18,077	20,282
Operating expenses:
Research and development	3,565	4,009	10,742	14,511
Selling, general and administrative	3,151	3,380	9,787	11,176
Amortization of goodwill and purchased intangible assets	134	1,044	400	3,132

Total operating expenses	6,850	8,433	20,929	28,819
Loss from operations	(946)	(1,587)	(2,852)	(8,537)
Interest income and other, net	258	252	744	550

Loss before provision (benefit) for income taxes	(688)	(1,335)	(2,108)	(7,987)
Provision (benefit) for income taxes	—	(203)	11	(2,007)

Net loss	$(688)	$(1,132)	$(2,119)	$(5,980)

Basic net loss per share	$(0.03)	$(0.05)	$(0.09)	$(0.26)

Shares used to compute basic per share amounts	22,986	23,236	23,316	23,215

Diluted net loss per share	$(0.03)	$(0.05)	$(0.09)	$(0.26)

Shares used to compute diluted per share amounts	22,986	23,236	23,316	23,215

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities
Net loss	$(2,119)	$(5,980)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and other non-cash items	1,954	2,114
Amortization of deferred compensation	1,662	2,237
Amortization of goodwill and other purchased intangible assets	400	3,133
Compensation expense recognized	—	17
Loss on disposition of fixed assets	5	—
Interest on notes receivable for employee stock purchases	(3)	(12)
Changes in operating assets and liabilities:
Accounts receivable	331	(1,202)
Inventories	2,595	(1,706)
Other current assets	(462)	(568)
Other assets	149	(56)
Accounts payable	(567)	(2,574)
Accrued compensation and benefits	41	(637)
Accrued commissions	(118)	81
Deferred tax liability	425	(833)
Deferred revenues	460	(801)
Other accrued expenses	40	(555)

Net cash provided by (used in) operating activities	4,793	(7,342)

Investing Activities
Purchases of investments	(13,150)	(13,296)
Sales and maturities of investments	3,020	44,190
Realized gain on investments	—	(198)
Purchases of property and equipment	(587)	(4,696)
Proceeds from sales of property and equipment	2	—

Net cash provided by (used in) investing activities	(10,715)	26,000

Financing Activities
Proceeds from sales of common stock	1,281	414
Repurchases of common stock	(3,754)	(83)
Repayment of note payable	—	(28,500)
Decrease in restricted cash and investments	—	4,025

Net cash used in financing activities	(2,473)	(24,144)

Effect of exchange rate fluctuations on cash and cash equivalents	(3)	(22)
Decrease in cash and cash equivalents	(8,398)	(5,508)
Cash and cash equivalents at beginning of year	9,631	16,621

Cash and cash equivalents at end of period	$1,233	$11,113

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiary (collectively, “PLX” or the “Company”) as of September 30, 2002 and for the three-month and nine-month periods ended September 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Comprehensive Loss

The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The Company’s comprehensive net loss for the three and nine months ended September 30, 2002 and September 30, 2001 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)
Net loss	$(688)	$(1,132)	$(2,119)	$(5,980)
Unrealized gains (losses) on investments	49	(143)	95	(54)
Cumulative translation adjustment	1	(22)	(1)	(22)

Comprehensive loss	$(638)	$(1,297)	$(2,025)	$(6,056)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 142 as of January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but rather are reviewed for impairment annually, or more frequently if certain indicators arise. Other intangibles will continue to be amortized over their useful lives. The Company recharacterized acquired workforce, which is no longer defined as an acquired intangible asset under SFAS 141, as goodwill as of January 1, 2002. As of September 30, 2002, no impairment of goodwill has been recognized.

The impact of SFAS No. 142 is summarized below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)
Reported net loss	$(688)	$(1,132)	$(2,119)	$(5,980)
Add back: Goodwill and purchased intangible assets amortization	—	911	—	2,733

Adjusted net loss	$(688)	$(221)	$(2,119)	$(3,247)

Basic net loss per share
Reported net loss per share	$(0.03)	$(0.05)	$(0.09)	$(0.26)
Add back: Goodwill and purchased intangible assets amortization	—	0.04	—	0.12

Adjusted net loss per share	$(0.03)	$(0.01)	$(0.09)	$(0.14)

In October 2001, FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The Company adopted SFAS No. 144 as of January 1, 2002. Adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year presentation format with no impact on net income. All financial information has been restated to conform to this presentation.

2.	Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

	(unaudited)
Work in process	$632	$506
Finished goods	1,359	4,080

Total	$1,991	$4,586

3.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)
Net loss	$(688)	$(1,132)	$(2,119)	$(5,980)

Weighted average shares of common stock outstanding	22,986	23,241	23,316	23,220
Less weighted average shares of common stock subject to repurchase	—	5	—	5

Shares used in computing basic net loss per share	22,986	23,236	23,316	23,215

Net loss per share — basic and diluted	$(0.03)	$(0.05)	$(0.09)	$(0.26)

As the Company incurred a loss for the three-month periods ended September 30, 2002 and 2001, the effect of dilutive securities, totaling 3.4 million and 3.6 million equivalent shares, respectively, have been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive. For the nine-month periods ended September 30, 2002 and 2001, the effect of dilutive securities, totaling 3.4 million and 3.6 million equivalent shares, respectively, have been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive.

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)
Revenues:
United States	$3,481	$6,046	$11,055	$18,073
France	1,127	1,700	3,505	4,447
Europe — excluding France	1,188	1,160	3,704	4,287
Singapore	850	423	2,186	871
Asia — excluding Singapore	1,693	1,184	5,804	4,727

Total	$8,339	$10,513	$26,254	$32,405

For the three months ended September 30, 2002, approximately 24% of net revenue was derived from sales to two significant distributors, each of whom individually accounted for 10% or more of net revenue during this period. For the same period in 2001, approximately 16% of net revenue was derived from sales to one significant distributor.

For the nine months ended September 30, 2002, approximately 13% of net revenue was derived from sales to one significant distributor. For the same period in 2001, approximately 29% of net revenue was derived from sales to two significant distributors, each of whom individually accounted for 10% or more of net revenue during this period.

5.	Other Intangible Assets

Information regarding the Company’s other intangible assets subject to amortization is as follows (in thousands):

	September 30,	December 31,
	2002	2001

	(unaudited)
Gross carrying amount — patents	$2,132	$2,132
Accumulated amortization	1,244	844

Net	$888	$1,288

Estimated amortization expenses for the fiscal years ending December 31 are as follows:

2002	$0.5 million
2003	$0.5 million
2004	$0.2 million

The carrying amount of indefinite lived intangibles (Tradename) as of September 30, 2002 and December 31, 2001 was approximately $0.2 million.

6.	Stock Repurchase

In January 2001, the Board of Directors of the Company approved a stock repurchase program whereby up to 2,000,000 shares of the Company’s Common Stock may be purchased in the open market or in privately negotiated transactions. As of September 30, 2002, all 2,000,000 shares had been repurchased at a cost of approximately $3.8 million.

On September 30, 2002, the Board of Directors of the Company approved a second stock repurchase program whereby an additional 2,000,000 shares of the Company’s Common Stock may be purchased in the open market or in privately negotiated transactions.

7.	Income Taxes

There was no income tax provision or benefit for the three months ended September 30, 2002 on a pretax loss of $0.7 million, compared to income tax benefit of $0.2 million on a pretax loss of $1.3 million for the three months ended September 30, 2001. The income tax provision for the nine months ended September 30, 2002 was $11,000 on a pretax loss of $2.1 million, compared to an income tax benefit of $2.0 million on a pretax loss of $8.0 million for the nine months ended September 30, 2001. The 2002 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible acquisition-related items. The 2001 income tax benefit differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible acquisition-related items partially offset by the benefit of tax exempt interest and research and development tax credits.

8.	Subsequent Event

Under the Company’s stock repurchase program approved by the Board of Directors of the Company on September 30, 2002, approximately 401,000 shares of the Company’s common stock has been repurchased at a cost of approximately $844,000 since September 30, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to, (i) fluctuation of our gross margins under the sub-heading “Overview,” which is subject to the risk, among other risks, that there are changes in product and customer mix, the position of our products in their respective life cycles, and specific product manufacturing costs; (ii) the length of our sales cycle, under the sub-heading “Overview,” which is subject to the risk, among other risks, that anticipated sales and shipments in any quarter do not occur when expected; (iii) our anticipated expense levels for amortization of goodwill and purchased intangible assets and deferred compensation, under the sub-heading “Results of Operations,” which is subject to various uncertainties, among them the impact of statements of financial accounting standards that we may be required to adopt in the future; and (iv) the sufficiency of our existing resources and cash generated from operations to meet our capital requirements under the sub-heading “Results of Operations,” which is subject to the risk, among other risks, that a decrease in our inventory levels, an increase in our level of investment in new technologies or an increase in the levels of monthly expenses required to launch new products may require that we raise additional funds. Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed above, as well as the reasons noted under the sub-heading “Factors That May Affect Future Operating Results” and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See “Factors That May Affect Future Operating Results” below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

OVERVIEW

PLX was founded in 1986, and since 1994 we have focused on development of I/O interface semiconductors and related software and development tools that are used in systems incorporating the PCI standard. In 1994 and 1995, a significant portion of our revenues was from the sale of semiconductor devices that perform functions similar to those performed by our current products, except these devices were based on a variety of industry standards. Our revenues since 1996 have been derived predominantly from the sale of semiconductor devices based on the PCI standard to a large number of customers in a variety of applications including networking and telecommunications, enterprise storage, imaging, industrial and other embedded applications as well as in related adapter cards. We generate a small portion of our revenues from sales of our software and development tools.

We utilize a “fabless” semiconductor business model whereby we purchase packaged and tested semiconductor devices from independent manufacturing foundries. This approach allows us to focus on defining, developing, and marketing our products and eliminates the need for us to invest large amounts of capital in manufacturing facilities and work-in-process inventory.

In May 2002, we entered into an agreement with Advanced Micro Devices related to HyperTransport and PCI-X technologies pursuant to which we are marketing semiconductor devices that are based on these standards.

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

Our gross margins have fluctuated in the past and are expected to fluctuate in the future due to changes in product and customer mix, the position of our products in their respective life cycles, and specific product manufacturing costs.

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

RESULTS OF OPERATIONS

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	29.2%	34.9%	31.2%	37.4%

Gross margin	70.8%	65.1%	68.8%	62.6%
Operating expenses:
Research and development	42.7%	38.1%	40.9%	44.8%
Selling, general and administrative	37.8%	32.2%	37.3%	34.5%
Amortization of goodwill and purchased intangible assets	1.6%	9.9%	1.5%	9.6%

Total operating expenses	82.1%	80.2%	79.7%	88.9%
Loss from operations	(11.3%)	(15.1%)	(10.9%)	(26.3%)
Interest income and other, net	3.1%	2.4%	2.8%	1.7%

Loss before provision (benefit) for income taxes	(8.2%)	(12.7%)	(8.1%)	(24.6%)
Provision (benefit) for income taxes	0.0%	(1.9%)	0.0%	(6.2%)

Net loss	(8.2%)	(10.8%)	(8.1%)	(18.4%)

Net Revenues

Net revenues for the three months ended September 30, 2002 were $8.3 million, a decrease of 20.7% from $10.5 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, net revenues were $26.3 million, a decrease of 19.0% from $32.4 million for the nine months ended September 30, 2001. The decrease was primarily due to lower unit shipments resulting from the economic slowdown in the technology sector.

For the three months ended September 30, 2002, approximately 24% of net revenue was derived from sales to two significant distributors, each of whom individually accounted for 10% or more of net revenue during this period. For the same period in 2001, approximately 16% of net revenue was derived from sales to one significant distributor.

For the nine months ended September 30, 2002, approximately 13% of net revenue was derived from sales to one significant distributor. For the same period in 2001, approximately 29% of net revenue was derived from sales to two significant distributors, each of whom individually accounted for 10% or more of net revenue during this period.

Gross Margin

Gross margin represents net revenues less the cost of revenues. Cost of revenues includes the cost of purchasing packaged semiconductor devices from our independent foundries and our operating costs associated with the procurement, storage, and shipment of products.

The increase in gross margin to 70.8% for the three months ended September 30, 2002 from 65.1% for the same period in 2001 was primarily related to a benefit of approximately $0.3 million from selling previously written-down inventory. Excluding this excess inventory benefit, gross margin was 67.4% for the three months ended September 30, 2002, compared with 65.1% for the same period in 2001. The increase in gross margin was due to shifts in our product and customer mix.

The increase in gross margin to 68.8% for the nine months ended September 30, 2002 from 62.6% for the same period in 2001 was primarily related to the effect of a charge for additional excess inventory of $1.3 million recorded in the second quarter of 2001 and benefits of $0.3 million recognized in the current quarter. Excluding the additional excess inventory charge and the subsequent benefits, gross margin was 67.8% for the nine months ended September 30, 2002, compared with 66.6% for the same period in 2001. The increase in gross margin was primarily due to shifts in our product and customer mix.

Research and Development Expenses

Research and development (R&D) expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries are included in research and development expenses.

The increase in R&D as a percent of net revenues to 42.7% for the three months ended September 30, 2002, as compared to 38.1% for the same period in 2001 was due primarily to a decline in revenues. In absolute dollars, R&D expenses decreased by $0.4 million or 11.1% to $3.6 million for the three months ended September 30, 2002 from $4.0 million for the same period in 2001. The decrease was primarily due to lower headcount and deferred compensation expense. This was partially offset by an increase in non-recurring engineering costs.

R&D as a percent of net revenues decreased to 40.9% for the nine months ended September 30, 2002, as compared to 44.8% for the same period in 2001. In absolute dollars, R&D expenses decreased by $3.8 million or 26.0% to $10.7 million for the nine months ended September 30, 2002 from $14.5 million for the same period in 2001. The decrease was primarily due to lower headcount, deferred compensation expense, and non-recurring engineering costs.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist primarily of employee-related expenses, professional fees, trade show and other promotional expenses, and sales commissions to manufacturers’ representatives.

The increase in SG&A as a percent of net revenues to 37.8% for the three months ended September 30, 2002, as compared to 32.2% for the same period in 2001 was due primarily to a decline in revenues. In absolute dollars, SG&A expenses decreased by $0.2 million or 6.8% to $3.2 million for the three months ended September 30, 2002 from $3.4 million for the same period in 2001. The decrease was primarily due to lower headcount and sales commissions to manufacturers’ representatives as a result of lower revenues.

The increase in SG&A as a percent of net revenues to 37.3% for the nine months ended September 30, 2002, as compared to 34.5% for the same period in 2001 was due primarily to a decline in revenues. In absolute dollars,

SG&A expenses decreased by $1.4 million or 12.4% to $9.8 million for the nine months ended September 30, 2002 from $11.2 million for the same period in 2001. The decrease was primarily due to lower headcount, discretionary spending, and sales commissions to manufacturers’ representatives as a result of lower revenues.

Amortization of Goodwill and Purchased Intangible Assets

Amortization of goodwill and purchased intangible assets was $0.1 million for the three months ended September 30, 2002, a decrease of 87.2% from $1.0 million for the three months ended September 30, 2001. Amortization of goodwill and purchased intangible assets was $0.4 million for the nine months ended September 30, 2002, a decrease of 87.2% from $3.1 million for the nine months ended September 30, 2001. The decrease was due to the impact of SFAS No. 142, whereby we discontinued the amortization of goodwill and indefinite lived intangibles beginning January 1, 2002. Amortization of goodwill and purchased intangible assets includes the amortization of goodwill and other purchased intangible assets relating to the May 2000 acquisition of Sebring Systems. Effective January 1, 2002, in accordance with SFAS No. 142, we ceased amortization of goodwill and indefinite lived intangibles. We will continue to amortize patents through May 2004. For a more detailed description of SFAS No. 142 and its effect on us, see Note 1 of Notes to Condensed Consolidated Financial Statements.

Deferred Compensation

In connection with the grant of restricted stock and stock options to our employees during 1997 and 1998, we recorded aggregate deferred compensation of $0.4 million, representing the difference between the deemed value of our common stock for accounting purposes and the restricted stock purchase price or stock option exercise price at the date of grant. The amount of deferred compensation is presented as a reduction of stockholders’ equity and amortized ratably over the vesting period of the applicable stock grants. We also recorded deferred compensation of $12.3 million related to stock options granted below fair market value to employees in connection with the acquisition of Sebring Systems in May 2000. Additionally, we recorded deferred compensation of $3.5 million in connection with the grant of stock options below fair market value to our employees in September 2000. Amortization of deferred compensation was approximately $0.5 million and $0.7 million for each of the three months ended September 30, 2002 and 2001, respectively, substantially all of which has been included in research and development expenses in our results of operations. For the nine months ended September 30, 2002 and 2001, amortization of deferred compensation was approximately $1.7 million and $2.2 million, respectively. The amount of deferred compensation is amortized ratably over the vesting period of the applicable stock grants. We expect to record compensation expense related to deferred compensation of approximately $0.5 million per quarter through September 30, 2003.

Interest Income and Other, Net

Interest income and other, net consist of interest earned on average cash, cash equivalents, short-term and long-term investment balances as well as rental income from a tenant in our facility. Interest income and other, net remained relatively flat at $0.3 million for the three months ended September 30, 2002 and 2001. For the nine months ended September 30, 2002, interest income and other, net increased to $0.7 million from $0.6 million in the nine months ended September 30, 2001. The increase was primarily due to interest earned on higher cash and investment balances and rental income.

Provision (Benefit) for Income Taxes

There was no income tax provision or benefit for the three months ended September 30, 2002 on a pretax loss of $0.7 million, compared to income tax benefit of $0.2 million on a pretax loss of $1.3 million for the three months ended September 30, 2001. The income tax provision for the nine months ended September 30, 2002 was $11,000 on a pretax loss of $2.1 million, compared to an income tax benefit of $2.0 million on a pretax loss of $8.0 million for the nine months ended September 30, 2001. The 2002 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible acquisition-related items. The 2001 income tax benefit differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible acquisition-related items partially offset by the benefit of tax exempt interest and research and development tax credits.

Critical Accounting Policies

Inventory Write-downs. We evaluate the write-downs for inventory based on a combination of factors. Based on the life of the product, sales history, obsolescence, and sales forecast, we record write-downs ranging from 0% to 100%.

Allowance for Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on length of time the receivables are past due. We record reserves for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected.

Goodwill. As discussed in Note 1 to our Condensed Consolidated Financial Statements, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. This standard requires that goodwill and intangible assets deemed to have indefinite lives are no longer being amortized, but rather are reviewed for impairment annually, or more frequently if certain indicators arise. At September 30, 2002, no impairment of goodwill has been recognized.

Taxes. We account for income taxes using the liability method. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Liquidity and Capital Resources

Cash and cash equivalents and short and long-term investments were $20.4 million at September 30, 2002, an increase of $1.7 million from $18.7 million at December 31, 2001. The increase was primarily a result of cash provided by operating activities of $4.8 million and cash received from the exercise of stock options totaling $1.3 million partially offset by cash used of $3.8 million in repurchasing 1,990,000 shares of our common stock in accordance with our stock repurchase program. Cash provided by operating activities of $4.8 million was primarily attributable to a net loss of $2.1 million adjusted for non-cash expenses of $4.0 million as well as a decrease in inventories of $2.6 million partially offset by a decrease in accounts payable of $0.6 million.

In January 2001, our Board of Directors approved a stock repurchase program whereby up to 2,000,000 shares of our common stock may be purchased in the open market or in privately negotiated transactions. As of September 30, 2002, all 2,000,000 shares had been repurchased.

In September 2002, our Board of Directors approved a second stock repurchase program whereby an additional 2,000,000 shares of our common stock may be purchased in the open market or in privately negotiated transactions. Approximately 401,000 shares of our common stock has been repurchased at a cost of approximately $844,000 since September 30, 2002.

As of September 30, 2002, we had no material commitments related to the purchase of capital expenditures or the leasing of facilities.

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

These factors are difficult to forecast and these or other factors could adversely affect our business. Any shortfall in our revenues would have a direct impact on our business. In addition, fluctuations in our quarterly results could adversely affect the market price of our common stock in a manner unrelated to our long-term operating performance.

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

In addition, the delays inherent in our lengthy sales cycle raise additional risks of customer decisions to cancel or change product plans. When we achieve a design win, there can be no assurance that the customer will ultimately ship products incorporating our products. Our business could be materially adversely affected if a significant customer curtails, reduces, or delays orders during our sales cycle or chooses not to release products incorporating our products.

Rapid Technological Change Could Make Our Products Obsolete

We operate in an industry that is subject to evolving industry standards, rapid technological changes, rapid changes in customer demands, and the rapid introduction of new, higher performance products with shorter product life cycles. As a result, we expect to continue to make significant investments in research and development. However, we may not have adequate funds from operations or otherwise to devote to research and development, forcing us to reduce our research and development efforts. Also, we must manage product transitions successfully, because announcements or introductions of new products by us or our competitors could adversely affect sales of our existing products since these existing products can become obsolete or unmarketable for specific purposes. There can be no assurance that we will be able to develop and introduce new products or enhancements to our existing products on a timely basis or in a manner which satisfies customer needs or achieves widespread market acceptance. Any significant delay in releasing new products could adversely affect our reputation, give a competitor a first-to-market advantage or allow a competitor to achieve greater market share. Failure to adjust to rapid technological change could harm our business, financial condition, results of operations, and cash flows.

Failure Of Our Products To Gain Market Acceptance Would Adversely Affect Our Financial Condition

We believe that our growth prospects depend upon our ability to gain customer acceptance of our products and technology. Market acceptance of products depends upon numerous factors, including compatibility with existing manufacturing processes and products, perceived advantages over competing products, and the level of customer service available to support such products. Moreover, manufacturers often rely on a limited number of equipment vendors to meet their manufacturing equipment needs. As a result, market acceptance of our products may be adversely affected to the extent potential customers utilize a competitor’s manufacturing equipment. There can be no assurance that growth in sales of new products will continue or that we will be successful in obtaining broad market acceptance of our products and technology.

We expect to spend a significant amount of time and resources to develop new products and refine existing products. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenues from the sale of any new products. Our ability to commercially introduce and successfully market any new products is subject to a wide variety of challenges during this development cycle, including start-up bugs, design defects, and other matters that could delay introduction of these products to the marketplace. In addition, since our customers are not obligated by long-term contracts to purchase our products, our anticipated product orders may not materialize, or orders that do materialize may be cancelled. As a result, if we do not achieve market acceptance of new products, we may not be able to realize sufficient sales of our products in order to recoup research and development expenditures. The failure of any of our new products to achieve market acceptance would harm our business, financial condition, results of operations, and cash flows.

We Must Make Significant Research And Development Expenditures Prior To Generating Revenues From Products

To establish market acceptance of a new semiconductor device, we must dedicate significant resources to research and development, production, and sales and marketing. We incur substantial costs in developing, manufacturing, and selling a new product, which often significantly precede meaningful revenues from the sale of this product. Consequently, new products can require significant time and investment to achieve profitability. Investors should note that our efforts to introduce new semiconductor devices or other products or services may not be successful or profitable. In addition, products or technologies developed by others may render our products or technologies obsolete or noncompetitive.

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

Our Independent Manufacturers May Not Be Able To Meet Our Manufacturing Requirements

We do not manufacture any of our semiconductor devices. Therefore, we are referred to in the semiconductor industry as a “fabless” producer of semiconductors. Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications. We currently have third party manufacturers that can produce semiconductors which meet our needs. However, as the semiconductor industry continues to progress to smaller manufacturing and design geometries, the complexities of producing semiconductors will increase. Decreasing geometries may introduce new problems and delays that may affect product development and deliveries. Due to the nature of the semiconductor industry and our status as a “fabless” semiconductor company, we could encounter fabrication-related problems that may affect the availability of our semiconductor devices, may delay our shipments, or may increase our costs.

Our Reliance On Single Source Manufacturers Of Our Semiconductor Devices Could Delay Shipments And Increase Our Costs

None of our semiconductor devices is currently manufactured by more than one supplier. We place our orders on a purchase order basis and do not have a long term purchase agreement with any of our existing suppliers. In the event that the supplier of a semiconductor device is unable or unwilling to continue to manufacture a product in the required volume, we would have to identify and qualify a substitute supplier or discontinue the product. For example, in October 2002, we discontinued production of our I/O Processors, in part because our supplier discontinued the process on which the I/O Processors were built. We expect that this discontinuation will have no material impact on our revenues.

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

Failure To Have Our Products Designed Into The Products Of Electronic Equipment Manufacturers Will Result In Reduced Sales

Our future success depends on electronic equipment manufacturers that design our semiconductor devices into their systems. We must anticipate market trends and the price, performance, and functionality requirements of current and potential future electronic equipment manufacturers and must successfully develop and manufacture products that meet these requirements. In addition, we must meet the timing requirements of these electronic equipment manufacturers and must make products available to them in sufficient quantities. These electronic equipment manufacturers could develop products that provide the same or similar functionality as one or more of our products and render these products obsolete in their applications.

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

Lower Demand For Our Customers’ Products Will Result In Lower Demand For Our Products

Demand for our products depends in large part on the development and expansion of the high-performance embedded systems markets including networking and telecommunications, enterprise storage, imaging, and industrial applications. The size and rate of growth of these embedded systems markets may in the future fluctuate significantly based on numerous factors. These factors include the adoption of alternative technologies, capital spending levels, and general economic conditions. Demand for products that incorporate high-performance embedded systems may not grow.

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

Defects In Our Products Could Increase Our Costs And Delay Our Product Shipments

Our products are complex. While we test our products, these products may still have errors, defects, or bugs that we find only after commercial production has begun. We have experienced errors, defects, and bugs in the past in connection with new products.

Our customers may not purchase our products if the products have reliability, quality, or compatibility problems. This delay in acceptance could make it more difficult to retain our existing customers and to attract new customers. Moreover, product errors, defects, or bugs could result in additional development costs, diversion of technical and other resources from our other development efforts, claims by our customers or others against us, or loss of credibility with our current and prospective customers. In the past, the additional time required to correct defects has caused delays in product shipments and resulted in lower revenues. We may have to spend significant amounts of capital and resources to address and fix problems in new products.

We must continuously develop our products using new process technology with smaller geometries to remain competitive on a cost and performance basis. Migrating to new technologies is a challenging task requiring new design skills, methods, and tools and is difficult to achieve.

We Could Lose Key Personnel Due To Competitive Market Conditions And Attrition

Our success depends to a significant extent upon our senior management and key technical and sales personnel. The loss of one or more of these employees could have a material adverse effect on our business. We do not have employment contracts with any of our executive officers.

Our success also depends on our ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting, and managerial personnel. Competition for such personnel in the semiconductor industry is intense, and we may not be able to retain our key personnel or to attract, assimilate, or retain other highly qualified personnel in the future. In addition, we may lose key personnel due to attrition for health, family, and other reasons. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. If we do not succeed in hiring and retaining candidates with appropriate qualifications, our business could be materially adversely affected.

A Large Portion Of Our Revenues Is Derived From Sales to Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. In the nine months ended September 30, 2002 and 2001, net revenues through distributors accounted for approximately 54% and 59%, respectively, of our net revenues. Some of our distributors also market and sell competing products. Distributors may terminate their relationships with us at any time. Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

Our Limited Ability To Protect Our Intellectual Property And Proprietary Rights Could Adversely Affect Our Competitive Position

Our future success and competitive position depend upon our ability to obtain and maintain proprietary technology used in our principal products. Currently, we have limited protection of our intellectual property in the form of patents and rely instead on trade secret protection. Our existing or future patents may be invalidated, circumvented, challenged, or licensed to others. The rights granted thereunder may not provide competitive advantages to us. In addition, our future patent applications may not be issued with the scope of the claims sought by us, if at all. Furthermore, others may develop technologies that are similar or superior to our technology, duplicate our technology, or design around the patents owned or licensed by us. In addition, effective patent, trademark, copyright, and trade secret protection may be unavailable or limited in foreign countries where we may need protection. We cannot be sure that steps taken by us to protect our technology will prevent misappropriation of the technology.

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

Sales outside of North America accounted for 58% of our revenues for the nine months ended September 30, 2002. In 2001, 2000 and 1999, sales outside of North America accounted for 44%, 39% and 35% of our revenues, respectively. Sales outside of North America may fluctuate in future periods and may continue to account for a large portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

•	difficulties in managing distributors,

•	difficulties in staffing and managing foreign subsidiary and branch operations,

•	political and economic instability,

•	foreign currency exchange fluctuations,

•	difficulties in accounts receivable collections,

•	potentially adverse tax consequences,

•	timing and availability of export licenses,

•	changes in regulatory requirements, tariffs, and other barriers,

•	difficulties in obtaining governmental approvals for telecommunications and other products, and

•	the burden of complying with complex foreign laws and treaties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio of fixed income securities, including those classified as cash equivalents, of approximately $20.3 million at September 30, 2002. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $0.3 million decrease (less than 1%) in the fair value of our available-for-sale securities.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Description

2.1(1)	Agreement and Plan of Merger dated April 19, 2000 by and among PLX Technology, Inc., OKW Technology Acquisition Corporation and Sebring Systems, Inc.
99.1	Certification of President dated November 1, 2002 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer dated November 1, 2002 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on June 2, 2000.

(b)	Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLX TECHNOLOGY, INC.

Date: November 1, 2002	By	/s/ Rafael Torres

Rafael Torres Vice President, Finance and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

2.1(1)	Agreement and Plan of Merger dated April 19, 2000 by and among PLX Technology, Inc., OKW Technology Acquisition Corporation and Sebring Systems, Inc.
99.1	Certification of President dated November 1, 2002 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer dated November 1, 2002 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on June 2, 2000.