Form 10-K
period 2002-12-31
PLX TECHNOLOGY INC
filed 2003-03-13
CIK 850579

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-25699

PLX TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3008334 (I.R.S. Employer Identification Number)

870 Maude Avenue
Sunnyvale, California 94085
(408) 774-9060
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(g) of the Act:
Common stock, $0.001 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [    ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ] Yes [ X ] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [    ] Yes [ X ] No

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 28, 2002, as reported on The Nasdaq National Market, was approximately $66,161,327. Shares of common stock held by each executive officer and director and by each person who to the registrant’s knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of common stock outstanding at February 28, 2003 was 21,140,886.

DOCUMENTS INCORPORATED BY REFERENCE

PART III OF THIS REPORT ON FORM 10-K INCORPORATES INFORMATION BY REFERENCE FROM
THE REGISTRANT’S PROXY STATEMENT FOR ITS 2003 ANNUAL MEETING OF STOCKHOLDERS—
ITEMS 10, 11, 12 AND 13.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements include, without limitation, the statements regarding (a) the growing demand for standards-based components such as our semiconductor devices that connect systems together, (b) our objective to expand our advantages in data transfer technology, under the heading “Item 1, Business — Overview”; our expectation that we will support new I/O standards where appropriate, under the heading “Item 1, Business — The PLX Solution”; the statements regarding (a) our objective to continue to expand our market position as a developer and supplier of I/O connectivity solutions for high performance systems, (b) our plan to target those applications where we believe we can attain a leadership position, (c) that we seek to integrate additional I/O-related functions into our semiconductor devices, (d) our belief that our understanding of I/O technology trends and market requirements allows us to bring to market more quickly new products that support the latest I/O technology, under the heading “Item 1, Business — Strategy”; that we continue to integrate more functionality in our semiconductor devices and continue to enhance and expand our software development kits under the heading “Item 1, Business — Technology”; the statements regarding (a) our belief with respect to the principal factors of competition in the business, (b) our belief that we compete favorably with respect to each of those factors, under the heading “Item 1, Business — Competition”; the statements regarding (a) our expectation that revenues related to sales through distributors will continue to account for a significant portion of total revenues, (b) our belief that providing customers with comprehensive product support is critical to remaining competitive in the markets we serve, (c) our belief that our close contact with customer design engineers provides valuable input into existing product enhancements and next generation product specifications, under the heading “Item 1, Business — Sales, Marketing and Technical Support”; (a) our expectation that we will continue to make substantial investments in research and development and to participate in the development of industry standards, (b) our expectation that we will periodically seek to hire additional development engineers, under the heading “Item 1, Business — Research and Development”; our belief that the transition of our products to smaller geometries will be important for us to remain competitive under the heading “Item 1, Business — Manufacturing”; our plan to seek patent protection when necessary, under the heading “Item 1, Business - Intellectual Property”; our belief that our current facility will be adequate through 2003 under the heading “Item 2, Properties”; the statement regarding our intention to retain earnings for use in our business and not to pay any cash dividend in the foreseeable future under the heading “Item 5, Market for Registrant’s Common Equity and Related Stockholder Matters”; our belief that our long-term success will depend on our ability to introduce new products under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview’’; the statement regarding our expectation to record amortization of deferred compensation related to the stock grants of approximately $0.5 million per quarter through September 30, 2003 under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations’’; our belief that our existing resources, together with cash expected to be generated from our operations, will be sufficient to meet our capital requirements for at least the next twelve months under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors That May Affect Future Operating Results” and are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. These cautionary statements should be considered in the context of the factors listed under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors That May Affect Future Operating Results,” as well as those disclosed from time to time in our reports on Forms 10-Q and 8-K and our Annual Reports to Stockholders.

PART I

ITEM 1: BUSINESS

Overview

     PLX Technology, Inc. (“PLX” or the “Company”), a Delaware corporation established in May 1986, develops and supplies semiconductor devices that accelerate and manage the transfer of data in networking and telecommunications, enterprise storage, servers, personal computers, imaging and industrial equipment. We offer a complete solution consisting of three related types of products: semiconductor devices, software development kits and hardware design kits. Our semiconductor devices simplify the development of data transfer circuits in high-performance embedded systems and computers and are compatible with microprocessors such as Motorola’s PowerPC, Intel’s i960 and StrongArm, Broadcom’s MIPS, PMC-Sierra’s MIPS, and DSPs from companies such as Texas Instruments. Our software development kits and hardware design kits promote sales of our semiconductor devices by lowering customers’ development costs and by accelerating their ability to bring new products to market.

     In the last decade, demand for networking, telecommunications and other equipment that transmits, stores and processes information rapidly has increased due to:

•	growth of the Internet,

•	deployment of high-speed networking, and

•	proliferation of multimedia.

     Suppliers of this equipment seek to reduce product development time and to use their scarce engineering resources more efficiently. Until recently, these suppliers typically developed their own system components and the connections between the components. Now, however, they are increasingly building their equipment based on industry standard connection methods and purchasing components supplied by other companies that comply with these standards. By doing so, they reduce the time and resources required for product development. Consequently, there is a growing demand for standards-based components that connect systems together, such as our semiconductor devices. The majority of products we ship today are based on Peripheral Component Interconnect, or PCI, an interconnect standard that is widely used in our markets. PLX is an active member of many of the trade associations that define current and future interconnect standards including PCI, Compact PCI, PCI-Express, RapidIO, HyperTransport and Infiniband.

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

     Our headquarters are located at 870 Maude Avenue, Sunnyvale, California 94085. The telephone number is (408) 774-9060. Additional information about PLX is available on our website at http://www.plxtech.com. Information contained in the website is not part of this report.

     Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on our website, http://www.plxtech.com, as soon as reasonably practicable after the reports have been filed with or furnished to the Securities and Exchange Commission.

Industry Background

     Embedded systems are found in many common products and offer varying levels of performance depending on each product’s requirements. These products range from low performance devices such as electronic toys and kitchen appliances to complex, high-performance electronic equipment such as network routers and switches. High-performance embedded systems offer increased data processing capabilities and typically utilize one or more 32-bit or 64-bit microprocessors, fast memories and peripherals, and sophisticated operating systems or control code.

     The growth of the communications infrastructure has increased the demand for high performance embedded systems and communication-related server and personal computer (PC) adapter cards. This demand has been fueled by the growth of the Internet; the deployment of high-speed networking systems to transmit, store, and process data; and the proliferation of data types in the network, including voice traffic and multimedia.

     Markets for electronic equipment that rely on high-performance embedded systems include the following:

Networking and Telecommunications. Networking and telecommunications applications include digital telephony, multimedia gateways, wireless base stations, remote access servers, routers, switches and cable modem equipment. This market segment has grown rapidly due to the rise of the Internet and the proliferation of high bandwidth communication technologies such as Fast Ethernet, Gigabit and 10 Gigabit Ethernet, Asynchronous Transfer Mode, or ATM, cable modems, Digital Subscriber Line, or xDSL, and Voice-over-IP, or VoIP.

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

     The I/O Subsystem

     A typical computer system can be described in terms of four primary functions: the host microprocessor, the memory, the peripherals and the input/output, or I/O, subsystem. The host microprocessor is the primary control center for the system. The memory acts as a storage area for instructions to be executed and data to be processed. The peripherals enable connections between the system and other external devices such as network components, printers and storage systems. The I/O subsystem is the interconnect circuitry and software that connects these three other functions and allows for the transfer of instructions and data among these functions. The I/O subsystem includes the system bus or switch fabric, which is a physical connection between these different functions.

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

     As data transfer requirements for the I/O subsystem have increased, so has the complexity of its interface components such as processors, logic and related software. Until a few years ago, most embedded systems used simple I/O subsystems that contained limited logic and rudimentary software, if any. Complex I/O subsystem components such as processors, elaborate control logic and advanced software were costly, and therefore their use was confined to very high-end equipment such as mainframe computers. Furthermore, the lack of widely accepted I/O standards impeded the use of complex I/O subsystems in other than high-end applications. However, advances in semiconductor technology combined with the widespread adoption of standards in embedded systems have enabled the development of highly integrated semiconductor devices that can better manage I/O subsystem performance at lower cost.

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

     The deployment of the PCI standard was one of the catalysts for the widespread adoption of I/O standards in embedded systems. In the early 1990s, PC and server manufacturers developed PCI, a new standard hardware architecture to connect the major components of their systems at high speed. It offered up to a one hundred times improvement in I/O data transfer rates over the previous architectures. By the mid-1990s, PCI became the most widely used bus architecture in the PC market. Consequently, many suppliers of peripheral semiconductor components used in PCs adopted PCI as the standard system interface. In addition to penetrating the PC and server market, PCI is now established as a standard I/O architecture for many high-performance embedded systems because it allows the use of low cost and state-of-the-art peripheral semiconductor components developed for the PC market and provides a foundation for embedded system interoperability. PCI also offers equivalent or superior performance to the in-house developed standards of many embedded equipment suppliers. Furthermore, the use of PCI enables faster time to market, lower development cost and the ability to quickly integrate new I/O components.

     New standards are emerging to meet increasing system performance needs. PCI-X, a standard now widely used in servers, is an evolutionary improvement to PCI. HyperTransport is an interconnect standard used in some communications and server applications and supported in processors from AMD, Broadcom and PMC-Sierra. Rapid I/O is an interconnect standard for some high performance IBM PowerPC and Motorola PowerPC processors. PCI-Express is a next-generation PCI standard now in a development phase. Other standards, such as InfiniBand and Ethernet, are also used in varying degrees to interconnect system components.

     Although the PCI and newer interconnect standards have resolved many development issues relating to I/O hardware architectures, software remains a challenge. The lack of standards for I/O control software and the wide use of proprietary operating systems place a significant demand on development resources. Consequently, embedded developers are increasingly adopting standard operating systems with well-defined I/O structures as opposed to developing their own software internally. Examples include VxWorks, Linux, pSOS, Windows CE, and Windows NT.

     Need for Standard I/O Interconnect Products and Comprehensive I/O Solutions

     Even with standard I/O specifications, design teams must still create the circuitry and related software that implements these specifications. Designers must also update their I/O subsystems to include frequent improvements in these specifications.

     Instead of developing all the hardware and software technology internally, systems developers seek to focus their scarce engineering resources on the proprietary features of their products. By using standard semiconductor devices in the I/O subsystem instead of custom-designed devices they are able to implement the basic framework of the system more easily and thereby reduce the I/O subsystem design effort thereby providing faster time-to-market and lower development cost. Standard products allow the design teams to concentrate their efforts on differentiating hardware and software features. In addition to standard interconnect semiconductor devices, system designers can benefit from several other design elements, such as data control software, hardware design kits and third-party development tools to complete their development work in a timely manner. These additional elements simplify development and improve time to market. They provide design teams with proven hardware and software design examples and the tools to adapt these examples to their needs.

     Due to the availability and adoption of I/O standards by embedded system, server and PC developers, there is now a large demand for I/O subsystem components based on these standards.

The PLX Solution

     PLX develops and supplies interconnect semiconductor devices and supporting hardware and software platforms that accelerate and manage the transfer of data in high-performance embedded systems and servers and PC adapter cards.

     Our solution consists of three related products:

•	interconnect semiconductor devices,

•	software development kits which assist in developing systems that incorporate our semiconductor devices, and

•	hardware design kits that allow development of a system using our semiconductor devices and software development kits.

     Development tools provided by third parties support these three related products. Our products are designed for use in a variety of applications including networking and telecommunications, enterprise storage, imaging and industrial. Our chips are highly integrated, cost-effective semiconductor devices that optimize the flow of data and simplify the development of high-performance I/O subsystems. Our software development kits and hardware design kits promote sales of our semiconductor devices by lowering customers’ development costs and allowing them to bring new products to market more quickly.

     PLX products shipping today provide I/O connectivity solutions for mainly the PCI standard. As new I/O standards evolve, we expect to support them where appropriate. In 2002, we announced and started sampling a HyperTransport to PCI-X interconnect chip. We are in the process of developing chips that implement the PCI-Express standard. More than 1,000 electronic equipment manufacturers use PLX semiconductor devices in a wide variety of embedded systems applications.

Strategy

     Our objective is to continue to expand our market position as a developer and supplier of I/O connectivity solutions for high-performance systems. Key elements of our strategy include the following:

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

     Extend I/O Subsystem Technology. We offer our customers highly integrated semiconductor devices and related software that incorporate many of the latest advances in I/O interconnect technology. Our semiconductor devices and software are designed to enable quick adoption of new I/O technologies and enhancements to existing I/O standards. We seek to integrate additional I/O-related functions into our semiconductor devices to provide our customers with increasing functionality at the same or lower costs. We employ a team of engineers with expertise in system architectures, product definition, semiconductor and software design and engineering to maintain our I/O subsystem technology advantages.

     Drive I/O Subsystem Standards for Embedded Applications. We believe that our understanding of I/O technology trends and market requirements allows us to bring to market more quickly new products that support the latest I/O technologies. Through our participation in key industry groups responsible for standards such as the PCI Special Interest Group, the PCI Industrial Computer Manufacturer’s Group (PICMG), PCI-X Manufacturers’ Group, HyperTransport Consortium, and the Arapahoe Working Group (PCI-Express), we have taken an active role in defining new I/O standards.

     Strengthen and Expand Industry Relationships. We work with industry leaders in developing hardware and software development tools and marketing programs that promote the use of each company’s products and promoting industry standards. Partners include AMD, Broadcom, Bustronics, Intel, Jungo, Kaparel, Microsoft, Motorola, Pigeon Point, PMC Sierra, RamBus, Texas Instruments and Wind River. As a result of these relationships, we enable embedded systems designers to choose the best products for their particular applications while still employing our product as the core of their I/O subsystem design.

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

     The following table lists representative customers that purchased directly or through distributors more than $100,000 of our products in 2002.

Networking/Telecommunications
 3Com
Accton Technology
Alcatel
Allied Telesyn
Artesyn Technologies
Avaya
Beijing Dong Fang
Brain Boxes
Brooktrout Technologies
Cisco Systems
Delta Electronics
Digi International
Echelon Corporation
Eicon Technology
Global Sun Technology
Hebei Shijiazhung
Hewlett-Packard
Hitachi Cable
Huawei
Intel
Lantronix
Marconi
Octal
On-Line Development
Performance Technologies
Prediwave
Pyxis Corporation
Quatech
Radisys
Sagem
Sea Level Systems
Siemens
Solectron
Toshiba

Enterprise Storage
Hewlett-Packard
IBM
Storage Technology

Imaging/Industrial/Medical
Aristocrat
EFI (Electronics For Imaging)
General Electric
Fuji Xerox
Hewlett-Packard
Kofax Image Products
Measurement Computing
Moxa Technologies
Siemens
SBS Technologies

Products

     Our products consist of interconnect semiconductor devices, software development kits and hardware design kits. Development tools provided by third parties support these three design elements. The sales of these semiconductor devices account for a majority of our revenues. We generate less than two percent of our revenues from sales of our software and hardware design kits. The other layers of our solution promote sales of our semiconductor devices by lowering customers’ development costs allowing them to bring new products to market more quickly.

     I/O Accelerators. Our I/O accelerators are semiconductor devices that accelerate movement of data across a PCI bus and between one or more devices or subsystems that need to communicate across the PCI bus. These products incorporate the Data Pipe Architecture technology, a set of circuits and features that enable an efficient flow of data within systems with minimal supervision from the system processor. Our I/O accelerators address a range of applications and provide flexible interfaces that allow them to connect to a wide variety of semiconductor devices, including processors such as IBM’s and Motorola’s PowerPC, Intel’s i960 and Strong ARM, Hitachi’s SH, and Motorola’s 68K series. Customers also use these semiconductor devices in connection with digital signal processors, or DSPs, from Texas Instruments and others. The I/O accelerators can be connected with a wide range of peripheral devices, including LAN, WAN, disk control and graphics.

     HyperTransport Interconnect Bridges. The HyperTransport bridge allows a processor, typically a MIPS processor, to generate and control two PCI-X buses. The bridge chip converts the 8 or 16 bit 800MHz HyperTransport processor interface to two 64 bit 133MHz PCI-X buses. The bridge provides a means for the processor to communicate efficiently with multiple I/O devices such as Ethernet controllers. This product, now in the sampling stage, is a result of an agreement we entered into in May 2002 with Advanced Micro Devices (AMD).

     Software Development Kits. Our software development kits, or SDKs, are designed to simplify and accelerate the development of systems that incorporate our semiconductor devices. Support is provided for several industry-leading operating systems, including VxWorks from Wind River, Linux, and Microsoft Windows as well as generic applications and other operating systems. The SDKs include an application programming interface, or API, that enables developers to execute complex transactions with simple commands. This programming interface allows customers to migrate their designs, with the same software interface, from our existing 32 bit I/O accelerators to our 64 bit I/O accelerators. This common interface allows customers to preserve their software investment even as their designs evolve in complexity and as new I/O architectures are deployed.

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

     To offer additional design support, we work with third party companies that provide development tools for our customers. Although we receive no revenue directly from these development tools, they promote sales of our semiconductor devices because these tools often make it easier to develop systems incorporating our products. Examples include software development tools from Jungo, Microsoft, Pigeon Point, and Wind River and software modeling tools from Synopsys.

     Our principal product offerings and functions include the following:

Category	Product	Description

Semiconductor Devices

32-bit/33 MHz Target I/O Accelerators	PCI 9030 PCI 9052 PCI 9050	•	Enables connection of 8-, 16- and 32-bit peripherals and personal computer adapters to PCI

32-bit/33 MHz Master I/O Accelerators	PCI 9054 PCI 9080 PCI 9060SD PCI 9060ES PCI 9060	•	Provides the flexibility to connect with a wide range of processors, peripherals and memory

Bridges	HT 7520	•	Connects microprocessor HyperTransport interface to two PCI-X buses

32 and 64-bit/66 MHz I/O Accelerators	PCI 9056 PCI 9656	•	Provides the flexibility to connect with a wide range of microprocessors, peripherals and memory

Software Development Kits

PCI Software	SDK	•	Provides tools for accelerating design of data transport software

		•	Includes development and debugging utilities, sample firmware and drivers

Hardware Design Kits

Rapid Development Kits	Kits supporting a range of products	•	Include development circuit boards, SDK software, documentation and schematics to assist system development

Technology

     We believe that supplying high-performance connectivity solutions for I/O subsystems requires expertise in four areas:

•	semiconductor design,

•	software technology,

•	system design, and

•	industry standards.

     Semiconductor Design. Our engineers have substantial expertise in semiconductor design and have developed a comprehensive library of complex functional blocks for use in semiconductor devices for I/O connectivity. As a result of this expertise, we offer both innovative architectures and high levels of functionality. For example, our proprietary Data Pipe Architecture technology allows the system developer a high degree of control over the PCI bus in order to address specific design needs. In high-performance systems, the Data Pipe Architecture technology enables data throughput that is faster than typical approaches. We continue to integrate more functionality in our semiconductor devices to reduce cost, improve performance, reduce size and simplify the customer’s design effort.

     Software Technology. We devote engineering resources to the development of software technology used to assist the system developer in debugging hardware and creating data control software. The quality and availability of these tools are key differentiating factors between PLX and competing alternatives. We continue to enhance and expand our software development kits, which contain a set of programming interfaces that simplify the development of software. Our software expertise provides us with valuable insights into our customers’ software development issues, which aids the definition and development of future semiconductor devices.

     System Design. We employ a team of system level design engineers that develop hardware design kits. These kits are high-performance adapters and embedded systems that customers can use to assist development of their products. Each of these hardware design kits is a system or adapter similar in complexity to those built by our customers. The system design experience provides us valuable insights which we can use to improve future semiconductor device and software products.

     Industry Standards. Through our participation in the key industry groups responsible for interconnect standards, we take an active role in defining new I/O standards such as PCI-X, HyperTransport, and PCI-Express.

Competition

     Competition in the semiconductor industry is intense. If our target markets continue to grow, the number of competitors may increase significantly. In addition, new semiconductor technologies may lead to new products that can perform similar functions as our products.

     Competition in the various markets we serve comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources. Thus they can better withstand adverse economic or market conditions. Our principal products compete with standard products from companies such as Alliance Semiconductor, Applied Micro Circuits, Cypress Semiconductor, Exar, Marvel Technology Group, Oxford Semiconductor and Tundra Semiconductor.

     In addition, two alternative devices can perform some or all of the functions of our semiconductor devices. The first is the Application Specific Integrated Circuit, or ASIC. With the ASIC approach, a customer creates a custom semiconductor device for a particular application. Because the customer buys the ASIC directly from the semiconductor foundry, this approach may lead to lower unit production costs. However, this approach entails a large initial time and resource investment in developing the custom device. The second alternative device is the Field Programmable Gate Array, or FPGA. The FPGA is a semiconductor device whose logic function can be programmed by the system manufacturer. This requires less design effort and time than the ASIC approach. However, because of the additional circuitry required to enable the device to be programmed, this approach typically entails higher unit production costs which can be prohibitive compared to ASICs or standard semiconductor devices. Nevertheless, FPGA prices have decreased steadily and in many cases are competitive with prices for standard semiconductor devices. Accordingly, we also experience competition from leading ASIC suppliers, including IBM, LSI Logic, NEC, and Toshiba as well as from FPGA suppliers, including Altera, Atmel, Lattice, Quicklogic, and Xilinx. Many of these competitors are large companies that have significantly greater financial, technical, marketing and other resources than PLX.

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

Sales, Marketing and Technical Support

     Our sales and marketing strategy is to achieve design wins at leading embedded systems companies in high-growth market segments. We market and sell our products in the United States through a combination of direct regional sales managers and a network of independent manufacturers’ representatives. We maintain United States direct sales offices in California, Connecticut, North Carolina, Texas and Wisconsin.

     Outside the United States, we have engaged a team of manufacturers’ representatives, stocking representatives and distributors to sell and market our products. Our international network includes representatives in Australia, Belgium, Canada, Denmark, France, Germany, Hong Kong, Ireland, Israel, Japan, Korea, Norway, People’s Republic of China, Singapore, South Africa, Sweden, Taiwan, The Netherlands, and the United Kingdom. We maintain a direct sales office in the United Kingdom to service customers in Europe and the Middle East and in Japan and Hong Kong to service Japan, Southeast Asia, and People’s Republic of China.

     As of December 31, 2002, we employed 26 individuals in sales and marketing. Sales in North America represented 42%, 56%, and 61%, of product revenues for 2002, 2001, and 2000, respectively. All sales to date have been denominated in U.S. dollars.

     Net revenues through distributors accounted for approximately 54%, 54%, and 65% of our net revenues for 2002, 2001, and 2000, respectively. Revenues related to sales through distributors are expected to continue to account for a majority of our total revenues. See “Certain Factors That May Affect Future Operating Results — A Large Portion of Our Revenues Is Derived from Sales to Third-Party Distributors Who May Terminate Their Relationships with Us at Any Time.”

     In 2002, sales to A2M, a distributor, accounted for 13% of our net revenues. In 2001, sales to Prediwave, a direct customer and A2M and Unique, both distributors, accounted for 18%, 14% and 11% of our net revenues, respectively. In 2000, sales to Unique and A2M accounted for 25% and 11% of our net revenues, respectively. No other distributor or direct customer accounted for more than 10% of net revenues in any period presented. Cisco and IBM have historically and continue to be significant customers. The majority of our sales to Cisco and IBM are sold through A2M and Metatech, both distributors, and Celestica, a contract manufacturer.

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

     Our research and development has focused on three main areas: semiconductor devices, hardware design kits and software development kits. The majority of our engineers are involved in semiconductor device development, with the remaining engineers working on software and reference design hardware. Before development of a new product commences, our marketing managers work closely with research and development engineers and customers to develop a comprehensive requirements specification. In addition, our marketing managers and engineers review the applicable industry standards and incorporate desired changes into the new product specification. After the product is designed and commercially available, our engineers continue to work with various customers on specific design issues to understand emerging requirements that may be incorporated into future product generations or product upgrades.

     Our research and development expenditures totaled $14.3 million in 2002, $18.8 million in 2001, and $16.4 million in 2000. Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants, non-recurring engineering at our independent foundries, and deferred compensation are included in research and development expenses. As of December 31, 2002, there were 48 employees engaged in research and development. We perform our research and development activities at our headquarters in Sunnyvale, California and in Salt Lake City, Utah. We periodically seek to hire additional skilled development engineers, who are currently in short supply. Our business could be adversely affected if we encounter delays in hiring additional engineers. See “Certain Factors That May Affect Future Operating Results – Failure to Hire Additional Personnel and to Improve Our Operations Will Limit Our Growth.”

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

Manufacturing

     We have adopted a “fabless” semiconductor manufacturing model and outsource all of our semiconductor manufacturing, assembly and testing. This approach allows us to focus our resources on the design, development and marketing of products and significantly reduces our capital requirements. We subcontract substantially all of our semiconductor manufacturing to AMD, IBM in the United States, Samsung in Korea, Seiko-Epson Semiconductor in Japan, and Taiwan Semiconductor Manufacturing Corporation in Taiwan. None of our products are currently manufactured by more than one supplier, and all of our products are expected to be single-source manufactured for the foreseeable future. We must place orders two to four months in advance of expected delivery of finished goods. We maintain inventory levels based on current lead times from foundries plus safety stock to account for unanticipated fluctuations in demand. Our inventory comprises a large portion of our working capital. As a result, we have limited ability to react to fluctuations in demand for our products, which could cause us to have an excess or a shortage of inventory of a particular product and reduced product revenues.

     In the event of a loss of, or a decision by us to change a key supplier or foundry, qualifying a new supplier or foundry and commencing volume production would likely involve delay and expenses, resulting in lost revenues, reduced operating margins and possible detriment to customer relationships. Since we place our orders on a purchase order basis and do not have a long-term volume purchase agreement with any of our existing suppliers, any of these suppliers may allocate capacity to the production of other products while reducing deliveries to us on short notice. While we believe we currently have good relationships with our foundries and adequate capacity to support our current sales levels, there can be no assurance that adequate foundry capacity will be available in the future on acceptable terms, if at all. See “Certain Factors That May Affect Future Operating Results – Our Independent Manufacturers May Not Be Able To Meet Our Manufacturing Requirements.”

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

Intellectual Property

     Our future success and competitive position depend upon our ability to obtain and maintain the proprietary technology used in our principal products. Most of our current products include implementations of the PCI industry standard, which is available to other companies. We currently have no patents on any of our I/O accelerator products and rely instead on trade secret protection. We hold two patents on switch technology that expire in December 2016. In addition, we have two patents on I/O buffer and clock technology that expire in September 2007 and September 2014. In the future, we plan to seek patent protection when we believe it is necessary.

     Our existing or future patents may be invalidated, circumvented, challenged or licensed to others. The rights granted may not provide competitive advantages to us. In addition, our future patent applications may not be issued with the scope of the claims sought by us, if at all. Furthermore, others may develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents owned or licensed by us. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in foreign countries where we may need this protection. We cannot be sure that steps taken by us to protect our technology will prevent misappropriation of our technology.

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

     The failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture or shipment of products or our use of processes requiring the technology. Litigation could result in significant expenses to us, adversely affect sales of the challenged product or technology and divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. In the event of an adverse result in any litigation, we could be required to pay substantial damages, cease the manufacture, use, sale or importation of infringing products, expend significant resources to develop or acquire non-infringing technology, and discontinue the use of processes requiring the infringing technology or obtain licenses to the infringing technology. In addition, we may not be successful in developing or acquiring the necessary licenses under reasonable terms. This could require expenditures by us of substantial time and other resources. Any of these developments would have a material adverse effect on our business. See “Certain Factors That May Affect Future Operating Results — Our Limited Ability to Protect Our Intellectual Property and Proprietary Rights Could Adversely Affect Our Competitive Position.”

Employees

     As of December 31, 2002, we employed a total of 98 full-time employees, including 48 engaged in research and development, 26 engaged in sales and marketing, 6 engaged in manufacturing operations and 18 engaged in general administration activities. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

Executive Officers and Directors

     Our executive officers and directors, their ages and their positions as of December 31, 2002, are as follows:

Name	Age	Position

Michael J. Salameh	48	President and Director
Rafael Torres	34	Vice President, Finance, Chief Financial Officer and Secretary
Lawrence Chisvin	48	Vice President, Marketing
Michael A. Hopwood	40	Vice President, Worldwide Sales
Hector A. Berardi	38	Vice President, Operations
Jack Regula	54	Vice President, Chief Technology Officer
C. Mark Lipford	50	Vice President, Engineering
D. James Guzy	66	Chairman of the Board of Directors
Eugene Flath	65	Director
Timothy Draper	44	Director
Young K. Sohn	46	Director
John H. Hart	57	Director
Robert H. Smith	65	Director

     Michael J. Salameh co-founded PLX and has served as our President and as a member of the Board of Directors since PLX’s inception in May 1986. From 1980 through 1986, Mr. Salameh was employed in various marketing management positions with Hewlett-Packard Company. Mr. Salameh received a B.S. in Engineering and Applied Science from Yale University and an M.B.A. from Harvard Business School.

     Rafael Torres has served as our Vice President, Finance, Chief Financial Officer and Secretary since November 2000. From May 1999 to November 2000, Mr. Torres served as our Corporate Controller. From September 1998 to May 1999, Mr. Torres was employed by OnCommand Corporation, an on demand video company, as Accounting Manager. From June 1997 to September 1998, Mr. Torres was employed by Silicon

Valley Group, a semiconductor equipment company, as Manager of Financial Reporting and Analysis. From September 1994 to June 1997, Mr. Torres was employed with PriceWaterhouse LLP, a public accounting firm, as senior auditor. Mr. Torres received a B.S. in Accounting from Santa Clara University. Mr. Torres is a Certified Public Accountant.

     Lawrence Chisvin has served as our Vice President, Marketing since May 2000. From September 1998 through May 2000, Mr. Chisvin was employed by Neomagic, a semiconductor company, as Director of Marketing. From May 1996 through September 1998, Mr. Chisvin was employed by LSI Logic, a semiconductor company, as Director of Marketing. Prior to LSI Logic, Mr. Chisvin was employed in a variety of marketing and engineering positions at S3, Philips, Western Digital, and Digital Equipment Corporation. Mr. Chisvin received a B.S. in Electrical Engineering from Northeastern University and an M.S. in Electrical Engineering from Worcester Polytechnic Institute.

     Michael A. Hopwood has served as our Vice President, Worldwide Sales since 1995. From 1989 to 1995, he held a variety of other sales management positions with our Company. From 1984 until 1989, Mr. Hopwood held various sales positions at Intel Corporation, a semiconductor manufacturer. Mr. Hopwood received a B.S. in Physics Engineering from Pacific Lutheran University.

     Hector A. Berardi has served as our Vice President, Operations since August 2002. From April 1999 to July 2002, Mr. Berardi served as the Vice President of Operations at Ubicom Inc., a developer of wireless network processors and software platforms. From June 1998 to April 1999, Mr. Berardi was a design and program manager for the advanced RISC core development group at ST Microelectronics, a semiconductor company. From July 1987 to May 1998, Mr. Berardi worked at National Semiconductor Corporation, a semiconductor company, where his last position was senior product engineering manager for microcontroller technologies. Mr. Berardi received an M.B.A. and a B.S. in Electrical Engineering from Santa Clara University.

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

     C.     Mark Lipford has served as our Vice President, Engineering since February 2002. From February 2001 to September 2001, Mr. Lipford served as the Vice President of Engineering at IKOS Systems, Inc., a provider of hardware assisted design verification products. From April 1989 to February 2001, Mr. Lipford worked at Hewlett-Packard Company, where his last position was R&D Lab Manager of Hewlett-Packard’s VeriFone division. Mr. Lipford received a B.S. in Electrical Engineering at Virginia Polytechnic Institute.

     D.     James Guzy has served as our Chairman of the Board since 1986. Since 1969, Mr. Guzy has been Chairman of Arbor Company, a limited partnership engaged in the electronics and computer industry. Mr. Guzy is also a director of Cirrus Logic, Inc., Intel Corporation, Micro Component Technology, Inc., Novellus Systems, Inc., LogicVision, Davis Selected Group of Mutual Funds and Alliance Capital Management Technology Fund, and a member of the board of directors of several private technology companies. Mr. Guzy received a B.S. from the University of Minnesota and an M.S. from Stanford University.

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

     Young K. Sohn has been a director of PLX since April 1999. Mr. Sohn has served as Chief Executive Officer of Oak Technology, a semiconductor manufacturer, since February 1999. From January 1993 until February 1999, Mr. Sohn held various executive management positions at Quantum Corporation, a disk drive manufacturer, including President of the Hard Disk Drive Business. Prior to joining Quantum, Mr. Sohn was employed for nine years at Intel as a marketing and sales executive and Director of Worldwide Channel Marketing in Intel’s Reseller Channel organization. Mr. Sohn received a B.S. in Electrical Engineering from the University of Pennsylvania and an M.B.A. from MIT’s Sloan School of Management.

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

     Robert H. Smith joined the Board of Directors in November 2002. From May 1995 to August 2002, Mr. Smith worked at Novellus Systems Inc., a semiconductor equipment manufacturer, where his last position was Executive Vice President of Administration in the Office of the CEO and board member. From June 1994 to September 1994, Mr. Smith held the position of chairman of the board of directors for Micro Component Technology, Inc., a semiconductor test-equipment manufacturer. From 1986 through 1990, Mr. Smith served as the president of Maxwell Graphics, Inc., a printing company. From 1982 through 1986, Mr. Smith held chief financial officer positions with Maxwell Communications of North America Corp. and R. R. Donnelley and Sons, printing companies. He previously held executive positions with Honeywell, Inc., Memorex Corp. and Control Data Corp. Mr. Smith is currently a member of the board of directors for Cirrus Logic, Inc, a semiconductor company.

Backlog

     PLX’s backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. This results from expected changes in product delivery schedules and cancellation of product orders. In addition, PLX’s sales will often reflect orders shipped in the same quarter that they are received.

ITEM 2: PROPERTIES

     We own one facility in Sunnyvale, California, which has approximately 55,000 square feet. This facility comprises our headquarters and includes our research and development, sales and marketing and administration departments. In addition, we have leases for an engineering design center in Utah and sales offices in Florida and Texas as well as another facility in Sunnyvale, California. Internationally, we lease sales offices in Hong Kong and Japan. These leases comprise approximately 34,000 square feet and have terms expiring on or prior to April 2006. We believe that our current facilities will be adequate through 2003.

ITEM 3: LEGAL PROCEEDINGS

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of security holders during the three months ended December 31, 2002.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on The Nasdaq Stock Market and has been quoted on The Nasdaq National Market under the symbol “PLXT” since its initial public offering on April 5, 1999. The following table sets forth, for the periods indicated, the range of quarterly high and low closing price for our common stock as reported on The Nasdaq National Market:

2001	High Bid	Low Bid

First Quarter	$10.56	$4.25
Second Quarter	9.18	3.19
Third Quarter	10.30	4.50
Fourth Quarter	15.77	4.91

2002	High Bid	Low Bid

First Quarter	$17.00	$11.20
Second Quarter	11.99	3.62
Third Quarter	3.68	1.10
Fourth Quarter	6.10	1.29

     As of February 28, 2003, there were approximately 150 holders of record of our common stock. As of February 28, 2003, the last reported sales price of our common stock was $3.22.

     We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividend in the foreseeable future. Any future declaration and payment of dividends will be subject to the discretion of our Board of Directors, will be subject to applicable law and will depend upon our results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

ITEM 6: SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,

	2002	2001	2000 (1)	1999	1998

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$34,810	$44,128	$65,351	$40,699	$26,276
Gross margin	23,958	28,521	45,983	27,831	16,605
Operating income (loss)	(3,264)	(9,147)	(3,108)	9,994	3,383
Net income (loss)	(2,320)	(6,537)	(7,042)	7,231	2,766
Basic earnings (loss) per share	$(0.10)	$(0.28)	$(0.31)	$0.43	$0.77
Shares used to compute basic earnings (loss) per share	22,785	23,258	22,560	17,007	3,601
Diluted earnings (loss) per share	$(0.10)	$(0.28)	$(0.31)	$0.33	$0.15
Shares used to compute diluted earnings (loss) per share	22,785	23,258	22,560	21,849	18,405

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,482	$9,631	$16,621	$8,636	$5,638
Working capital	23,601	21,859	21,762	32,827	6,116
Total assets	71,975	75,229	113,479	52,055	11,766
Long-term debt	—	—	28,500	—	—
Total stockholders’ equity	$67,964	$70,553	$73,198	$46,402	$7,760

(1)  Results of operations for 2000 include a $14.3 million charge for in-process research and development.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     This Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements for the reasons noted under the sub-heading “Factors That May Affect Future Operating Results” and in other sections of this Report on Form 10-K. All forward-looking statements included in this Form 10-K are based on information available to us on the date of this Report on Form 10-K, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See “Factors That May Affect Future Operating Results” below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

     The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere in this report.

Overview

     PLX was founded in 1986, and since 1994 we have focused on development of I/O interface semiconductors and related software and development tools that are used in systems incorporating the PCI standard. In 1994 and 1995, a significant portion of our revenues was from the sale of semiconductor devices that perform similar functions as our current products, except they were based on a variety of industry standards. Our revenues since 1996 have been derived predominantly from the sale of semiconductor devices based on the PCI standard to a large number of customers in a variety of applications including networking and telecommunications, enterprise storage, imaging, industrial and other embedded applications as well as in related adapter cards. We generate less than 2% of our revenues from sales of our software and development tools.

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

     Our gross margins have fluctuated in the past and are expected to fluctuate in the future due to changes in product mix, write-downs and recoveries of excess or obsolete inventory, the position of our products in their respective life cycles, and specific product manufacturing costs.

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

     The supply of semiconductors can quickly and unexpectedly match or exceed demand because customer end demand can change very quickly and semiconductor suppliers can rapidly increase production output. This can lead to a sudden oversupply situation and a subsequent reduction in order rates and revenues as customers adjust their inventories to true demand rates. Customers continuously adjust their inventories resulting in frequent changes in demand for our products.

     The semiconductor industry experienced such a change in the supply and demand situation during 2000 and 2001. In late 2000 and during 2001, customers in the high-speed communications end market, and the contract manufacturing firms that serve this market, adjusted their demand on component suppliers as they coped with high levels of inventory and sharply reduced demand for their end products. In addition, the slowing of global economic growth during 2001 led to lower order rates from customers serving the telecommunications, industrial and computer end markets as they adjusted to lower demand for their products. The decline in order rates resulted in a sequential decline in our revenues for 2001 and 2002. The rapid build-up of semiconductor inventories in global sales channels resulted in reduced lead times for components during 2001 and 2002 relative to previous years. The perceived overabundance of semiconductors combined with uncertain demand for their end products led our customers to move to a just-in-time order pattern as they worked to reduce inventories. Due to the combination of excess supply, reduced demand and lower lead times, orders rates declined during 2001 and 2002. Customers appear to be placing orders on an “as needed” basis due to short supplier lead times combined with the uncertain macroeconomic outlook. The low backlog and uncertainty of customer demand significantly limits our ability to predict future levels of sales and profitability.

     In May 2000, we purchased Sebring Systems, a development stage company that was developing a Switched-PCI product. In connection with this acquisition, we issued an aggregate of 960,931 shares of our common stock in return for the capital stock of Sebring Systems. In addition, outstanding options of Sebring Systems were converted into options to purchase our common stock. The transaction was accounted for using the purchase method of accounting.

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

Results of Operations

     The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

	Fiscal Year Ended December 31,

	2002	2001	2000

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	31.2	35.4	29.6

Gross margin	68.8	64.6	70.4
Expenses:
Research and development	41.0	42.6	25.0
Selling, general and administrative	35.7	33.3	24.3
Amortization of goodwill and purchased intangible assets	1.5	9.4	3.9
In-process research and development	—	—	21.9

Total operating expenses	78.2	85.3	75.1

Operating loss	(9.4)	(20.7)	(4.7)
Interest income and other, net	2.9	1.7	3.0

Loss before income taxes	(6.5)	(19.0)	(1.7)
Provision (benefit) for income taxes	0.2	(4.2)	9.0

Net loss	(6.7)%	(14.8)%	(10.7)%

Comparison of Years Ended December 31, 2002, 2001, and 2000

     Net Revenues. Net revenues consist of product revenues generated principally by sales of our semiconductor devices. Net revenues decreased by $9.3 million or 21% to $34.8 million for 2002 from $44.1 million for 2001. The decrease was primarily due to reduced demand from a significant customer, Prediwave, as well as lower overall unit shipments in 2002. Prediwave used our product in their set top boxes targeted for sale in China. We completed our last shipment to Prediwave in the first quarter of 2002. In 2002 and 2001, Prediwave accounted for $1 million and $8 million, respectively, of our net revenues. Excluding sales to Prediwave, revenues decreased to $33.8 million for 2002 from $36.1 million for 2001. Net revenues decreased by $21.3 million or 32% to $44.1 million in 2001 from $65.4 million for 2000. In 2001, the decrease was primarily due to lower unit shipments resulting from the economic slowdown in the technology sector.

     Gross Margin. Gross margin represents net revenues less the cost of revenues. Cost of revenues includes the cost of purchasing semiconductor devices from our independent foundries, additional assembly and testing costs, and our operating costs associated with the procurement, storage and shipment of products.

     Gross margin decreased $4.6 million or 16% to $24.0 million for 2002 from $28.5 million for 2001. The decrease in absolute dollars was primarily due to reduced demand from a significant customer, Prediwave, in 2002. The increase in gross margin to 68.8% for 2002 from 64.6% for 2001 was primarily related to the effect of inventory write-downs of $1.2 million net of immaterial recoveries recorded in 2001. Excluding the effect of net inventory write-downs in 2001, gross margin was 68.8% for 2002, compared with 67.4% for 2001. The increase in our gross margin percentage was primarily due to shifts in our product and customer mix.

     Gross margin decreased $17.5 million or 38% to $28.5 million for 2001 from $46.0 million for 2000. The decrease in absolute dollars was primarily due to lower unit shipments resulting from the economic slowdown in the technology section. The decrease in gross margin to 64.6% for 2001 from 70.4% for 2000 was primarily related to the effect of inventory write-downs of $1.2 million net of immaterial recoveries recorded in 2001. Excluding the effect of net inventory write-downs in 2001, gross margin was 67.4% for 2001, compared with 70.4% for 2000. The decrease in our gross margin percentage was primarily due to shifts in our product and customer mix.

     Research and Development Expenses. Research and development (R&D) expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants, non-recurring engineering at our independent foundries, and deferred compensation are included in R&D expenses.

     R&D expenses decreased $4.5 million or 24% to $14.3 million for 2002 from $18.8 million for 2001. R&D expenses as a percentage of revenues decreased to 41.0% for 2002 from 42.6% for 2001. The decrease in R&D expenses in absolute dollars and as a percentage of revenues was primarily due to lower headcount and deferred compensation expense.

     R&D expenses increased $2.4 million or 15% to $18.8 million for 2001 from $16.4 million for 2000. R&D expenses as a percentage of revenues increased to 42.6% for 2001 from 25.0% for 2000. The increase in R&D expenses in absolute dollars was primarily due to the development of new products and the enhancement of existing products. The increase in R&D expenses as a percentage of revenues was due to increased R&D spending coupled with the 32% decrease in revenues from 2000 to 2001.

     Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses consist primarily of employee related expenses, professional fees, trade show and other promotional expenses, as well as sales commissions to manufacturers’ representatives. SG&A expenses decreased $2.3 million or 15% to $12.4 million for 2002 from $14.7 million for 2001. SG&A expenses decreased $1.2 million or 7% to $14.7 million for 2001 from $15.9 million for 2000. In 2002 and 2001, the decreases in absolute dollars were primarily due to decreases in sales commissions to manufacturers’ representatives as a result of lower revenues, decreases in discretionary spending and lower headcount. SG&A expenses as a percentage of revenues increased to 35.7% for 2002 from 33.3% for 2001. SG&A expenses as a percentage of revenues increased to 33.3% for 2001 from 24.3% for 2000. The increases in SG&A expenses as a percentage of revenues were primarily due to lower revenues in 2002 and 2001.

     Amortization of Goodwill and Purchased Intangible Assets. Amortization of goodwill and purchased intangible assets decreased by $3.6 million or 87% to $0.5 million for 2002 from $4.2 million for 2001. In 2002, the decrease was due to the impact of SFAS No. 142, whereby we discontinued the amortization of goodwill and indefinite lived intangibles beginning January 1, 2002. Amortization of goodwill and purchased intangible assets increased by $1.6 million or 65% to $4.2 million for 2001 from $2.5 million for 2000. In 2001, the increase was due to the fact that Sebring Systems was purchased in May 2000 and therefore, a full year of amortization was recorded in 2001 compared to seven months in 2000. Amortization of goodwill and purchased intangible assets includes the amortization of goodwill and other purchased intangible assets relating to the May 2000 acquisition of Sebring Systems. We will continue to amortize the related patents acquired in connection with the Sebring acquisition through May 2004. For a more detailed description of SFAS No. 142 and its effect on us, see “Recent Accounting Pronouncements.”

     In-Process Research and Development. During 2000, we incurred a one-time charge of $14.3 million for in-process research and development relating to our acquisition of Sebring Systems, Inc. completed in 2000 (see Note 5 to the Consolidated Financial Statements).

     Deferred Compensation. We recorded deferred compensation of $12.3 million related to stock options granted below fair market value to employees in relation to the acquisition of Sebring Systems in May 2000. Additionally, we recorded deferred compensation of $3.5 million in connection with the grant of stock options below fair market value to our employees in September 2000. The amount of deferred compensation is presented as a reduction of stockholders’ equity and amortized ratably over the vesting period of the applicable stock grants. Amortization of deferred compensation recorded in 2002, 2001, and 2000, was $2.1 million, $2.9 million, and $2.3 million, respectively. The $0.8 million decrease in deferred compensation from 2001 to 2002 is due to lower headcount. Substantially all of these amounts are included in research and development expenses. We expect to record compensation expenses related to deferred compensation of approximately $0.5 million per quarter through September 30, 2003.

     Interest Income. Interest income reflects interest earned on average cash, cash equivalents and short-term and long-term investment balances. Interest income decreased to $0.5 million for 2002 from $1.5 million for 2001. Interest income decreased to $1.5 million in 2001 from $2.3 million for 2000. The decrease from 2001 to 2002 was primarily due to lower interest rates. The decrease from 2000 to 2001 was primarily due to interest earned on lower cash and investments balances and lower interest rates.

     Interest Expense. Interest expense reflects interest charges relating to our November 2000 loan of $28.5 million from Wells Capital Management in connection with our purchase of the Sunnyvale, California facility. There was no interest expense in 2002 as this loan was repaid in full in August 2001. In 2001 and 2000, interest expense totaled $1.3 million and $0.3 million, respectively.

     Other Income (Expense). Other income (expense) remained relatively flat at $0.5 million for 2002 and 2001 compared to an expense of $42,000 for 2000. The increase from 2000 to 2001 was primarily due to rental income of $0.5 million from a tenant in our facilities. The lease for this tenant expired in January 2003 and the tenant has chosen not to renew the lease. Should we fail to find a new tenant, we expect other income to decrease by approximately $0.5 million in 2003.

     Provision for Income Taxes. Income tax expense for the period ended December 31, 2002 was $60,000 on a pretax loss of $2.3 million, compared to an income tax benefit of $1.9 million on pretax loss of $8.4 million and income tax expense of $5.9 million on pretax loss of $1.1 million for the periods ended December 31, 2001 and 2000, respectively. Our 2002 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible charges for the amortization of deferred compensation and the recording of a valuation allowance for the deferred tax asset partially offset by the benefit of research and development tax credits. Our 2001 income tax benefit differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible charges for the amortization of goodwill and deferred compensation partially offset by tax benefits related to prior years of $975,000. Our 2000 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible charges for the amortization of goodwill and purchased intangible assets partially offset by the benefit of research and development tax credits.

Liquidity and Capital Resources

     Cash and cash equivalents and short and long-term investments were $21.7 million at December 31, 2002, an increase of $3.0 million from $18.7 million at December 31, 2001. The increase was primarily due to the following: (1) a net loss of $2.3 million adjusted for non-cash expenses of $6.2 million, (2) a decrease in accounts receivable and inventories of $1.5 million and $3.6 million, respectively, and (3) $1.3 million in cash received from the exercise of stock options. Such increases were partially offset by an increase in other assets of $1.3 million and the use of cash totaling $4.7 million in repurchasing approximately 2.4 million shares of our common stock in accordance with our stock repurchase program.

     In January 2001, our Board of Directors approved a stock repurchase program whereby up to 2,000,000 shares of our common stock could be purchased in the open market or in privately negotiated transactions. As of September 30, 2002, all 2,000,000 shares had been repurchased.

     In September 2002, our Board of Directors approved a second stock repurchase program whereby an additional 2,000,000 shares of our common stock may be purchased in the open market or in privately negotiated transactions. As of December 31, 2002, approximately 422,000 shares had been repurchased pursuant to this second program.

     We believe that our existing resources, together with cash generated from our operations will be sufficient to meet our capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including the inventory levels we maintain, the level of investment we make in new technologies and improvements to existing technologies and the levels of monthly expenses required to launch new products. From time to time, we may also evaluate potential acquisitions and equity investments complementary to our technologies and market strategies. To the extent that existing resources and future earnings are insufficient to fund our future activities, we may need to raise additional funds through public or private financings. Additional funds may not be available or, if available, we may not be able to obtain them on terms favorable to us and our stockholders.

     As of December 31, 2002, we had no off-balance sheet financing arrangements. Significant contractual obligations and commercial commitments as of December 31, 2002 are shown in the table below (in thousands):

	Payments due in

	Total	2003	2004 - 2005	2006

Operating leases — facilities	$1,204	$581	$604	$19
Software licenses	1,452	726	726	—
Inventory purchase commitments	2,242	2,242	—	—

Total cash obligations	$4,898	$3,549	$1,330	$19

     See Note 12 to our Consolidated Financial Statements for additional information on our contractual obligations and commercial commitments.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Note 1 (Organization and Summary of Significant Accounting Policies) of the Notes to our Consolidated Financial Statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

     Inventory Write-downs. We evaluate the write-downs for inventory based on a combination of factors. Based on the life of the product, sales history, obsolescence, and sales forecast, we record write-downs ranging from 0% to 100%. Any adverse changes to our future product demand may result in increased write-downs, resulting in decreased gross margin. In addition, future sales on any of our previously written down inventory may result in increased gross margin.

     Allowance for Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on length of time the receivables are past due. We record reserves for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. We have certain customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer’s credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material affect on our results of operations in the period in which such changes or events occur.

     Goodwill. As discussed in Note 1 to our Consolidated Financial Statements, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. This standard requires that goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but rather are reviewed for impairment annually, or more frequently if certain indicators arise. Although at December 31, 2002, no impairment of goodwill has been recognized, it is reasonably possible that assumptions upon which the recoverability of goodwill were based could differ in the future. In that event, impairment charges could be required.

     Taxes. We account for income taxes using the liability method. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2002, we recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance (see Note 11 to the Consolidated Financial Statements). Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We have adopted SFAS No. 142 as of January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but rather are reviewed for impairment annually, or more frequently if certain indicators arise. Other intangibles will continue to be amortized over their useful lives. We reclassified acquired workforce, which is no longer defined as an identifiable intangible asset under SFAS 141, to goodwill as of January 1, 2002. As of December 31, 2002, no impairment of goodwill has been recognized.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and addresses financial accounting and reporting for the impairment and disposal of long-lived assets. We adopted SFAS No. 144 as of January 1, 2002. Adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure requirements for our financial statements included in this Form 10-K. Although we are currently evaluating the effects of FIN 45, we do not expect that the adoption of FIN 45 will have a material effect on our financial position, results of operations, or cash flows.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. We have adopted the disclosure provisions for this Form 10-K. We will continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” using the “intrinsic value” method. Accordingly, the adoption of SFAS 148 is not anticipated to have a material effect on our financial position, results of operations, or cash flows.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, the statements regarding (a) the growing demand for standards-based components such as the Company’s semiconductor devices that connect systems together, (b) the Company’s objective to expand its advantages in data transfer technology, under the heading “Item 1, Business — Overview”; the Company’s expectation that it will support new I/O standards where appropriate, under the heading “Item 1, Business — The PLX Solution”; the statements regarding (a) the Company’s objective to continue to expand its market position as a developer and supplier of I/O connectivity solutions for high performance systems, (b) the Company’s plan to target those applications where the Company believes it can attain a leadership position, (c) that the Company seeks to integrate additional I/O-related functions into its semiconductor devices, (d) the Company’s belief that its understanding of I/O technology trends and market requirements allows it to bring to market more quickly new products that support the latest I/O technology, under the heading “Item 1, Business - Strategy”; that the Company continues to integrate more functionality in its semiconductor devices and continues to enhance and expand its software development kits under the heading “Item 1, Business — Technology”; the statements regarding (a) the Company’s belief with respect to the principal factors of competition in the business, (b) the Company’s belief that it competes favorably with respect to each of those factors, under the heading “Item 1, Business — Competition”; the statements regarding (a) the Company’s expectation that revenues related to sales through distributors will continue to account for a significant portion of total revenues, (b) the Company’s belief that providing customers with comprehensive product support is critical to remaining competitive in the markets it serves, (c) the Company’s belief that its close contact with customer design engineers provides valuable input into existing product enhancements and next generation product specifications, under the heading “Item 1, Business — Sales, Marketing and Technical Support”; (a) the Company’s expectation that it will continue to make substantial investments in research and development and to participate in the development of industry standards, (b) the Company’s expectation that it will periodically seek to hire additional development engineers, under the heading “Item 1, Business — Research and Development”; the Company’s belief that the transition of its products to smaller geometries will be important for the Company to remain competitive under the heading “Item 1, Business — Manufacturing”; the Company’s plan to seek patent protection when necessary, under the heading “Item 1, Business — Intellectual Property”; the Company’s belief that its current facility will be adequate through 2003 under the heading “Item 2, Properties”; the statement regarding the Company’s intention to retain earnings for use in its business and not to pay any cash dividend in the foreseeable future under the heading “Item 5, Market for Registrant’s Common Equity and Related Stockholder Matters”; the Company’s belief that its long-term success will depend on its ability to introduce new products under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview’’; the statement regarding the Company’s expectation to record amortization of deferred compensation related to the stock grants of approximately $0.5 million per quarter through September 30, 2003 under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations’’; the Company’s belief that its existing resources, together with cash expected to be generated from its operations, will be sufficient to meet its capital requirements for at least the next twelve months under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

     Other circumstances that can affect our operating results include:

•	the timing of significant orders, order cancellations and reschedulings,

•	the loss of a significant customer(s),

•	our significant customers could lose market share that may affect our business,

•	general economic conditions,

•	our ability to develop, introduce and market new products and technologies on a timely basis,

•	changes in our pricing policies or those of our competitors or suppliers, including decreases in unit average selling prices of our products,

•	introduction of products and technologies by our competitors,

•	shifts in our product mix toward lower margin products,

•	the availability of production capacity at the fabrication facilities that manufacture our products,

•	the availability and cost of materials to our suppliers, and

•	political climate.

     These factors are difficult to forecast, and these or other factors could adversely affect our business. Any shortfall in our revenues would have a direct impact on our business. In addition, fluctuations in our quarterly results could adversely affect the market price of our common stock in a manner unrelated to our long-term operating performance.

Our Results Of Operations Have Been Adversely Affected By The Ongoing Slowdown In The Global Economy

     Over the past year, the global economy has been experiencing a slowdown due to many factors, including decreased consumer confidence, unemployment, the ongoing threat and cost of terrorism and reduced corporate profits and capital spending. As a result of these unfavorable economic conditions, we continue to experience reduced customer order rates. If these economic conditions in the United States continue or worsen or if a wider or global economic slowdown occurs, our business, financial condition and results of operations may be materially and adversely affected.

Because A Substantial Portion Of Our Net Sales Is Generated By A Small Number Of Large Customers, If Any Of These Customers Delays Or Reduces Its Orders, Our Net Revenues And Earnings Will Be Harmed

     Historically, a relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. In 2002, sales to A2M, a distributor, accounted for 13% of our net revenues. In 2001, sales to Prediwave, a direct customer, and A2M and Unique, both distributors, accounted for 18%, 14% and 11%, respectively. In 2000, sales to Unique and A2M accounted for 25% and 11%, respectively. No other customer accounted for more than 10% of net revenues in any period presented. Cisco and IBM have historically and continue to be significant customers. The majority of our sales to Cisco and IBM are sold through A2M and Metatech, our distributors, and Celestica, a contract manufacturer.

     We have no long-term volume purchase commitments from any of our significant customers. We cannot be certain that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers. For example, a major customer, Prediwave, significantly reduced their demand in 2002. Prediwave used our product in their set top boxes targeted for sale in China. We completed our last shipment to Prediwave in the first quarter of 2002. In 2002 and 2001, Prediwave accounted for $1 million and $8 million, respectively, of our net revenues. In addition, some of our customers supply products to end-market purchasers and any of these end-market purchasers could choose to reduce or eliminate orders for our customers’ products. This would in turn lower our customers’ orders for our products.

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

Our Independent Manufacturers May Not Be Able To Meet Our Manufacturing Requirements

     We do not manufacture any of our semiconductor devices. Therefore, we are referred to in the semiconductor industry as a “fabless” producer of semiconductors. Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications. We currently have third party manufacturers that can produce semiconductors which meet our needs. However, as the semiconductor industry continues to progress towards smaller manufacturing and design geometries, the complexities of producing semiconductors will increase. Decreasing geometries may introduce new problems and delays that may affect product development and deliveries. Due to the nature of the semiconductor industry and our status as a “fabless” semiconductor company, we could encounter fabrication-related problems that may affect the availability of our semiconductor devices, delay our shipments or may increase our costs.

Our Reliance On Single Source Manufacturers Of Our Semiconductor Devices Could Delay Shipments And Increase Our Costs

     None of our semiconductor devices are currently manufactured by more than one supplier. We place our orders on a purchase order basis and do not have a long term purchase agreement with any of our existing suppliers.

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

     In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions. Also, as we start to sell our processor products, we will compete with established embedded microprocessor companies and others. Many of these indirect competitors and microprocessor companies have significantly greater financial, technical, marketing and other resources than PLX. Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business. See “Business — Competition,” and “ — Products” in Part I of Item I of this Form 10-K.

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

     We do not have purchase agreements with our customers that contain minimum purchase requirements. Instead, electronic equipment manufacturers purchase our products pursuant to short-term purchase orders that may be canceled without charge. We believe that in order to obtain broad penetration in the markets for our products, we must maintain and cultivate relationships, directly or through our distributors, with electronic equipment manufacturers that are leaders in the embedded systems markets. Accordingly, we will incur significant expenditures in order to build relationships with electronic equipment manufacturers prior to volume sales of new products. If we fail to develop relationships with additional electronic equipment manufacturers to have our products designed into new embedded systems or to develop sufficient new products to replace products that have become obsolete, our business would be materially adversely affected.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

     We depend on distributors to sell a significant portion of our products. In 2002, net revenues through distributors accounted for approximately 54% of our net revenues. Some of our distributors also market and sell competing products. Distributors may terminate their relationships with us at any time. Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

The Cyclical Nature Of The Semiconductor Industry May Lead To Significant Variances In The Demand For Our Products

     In the last few years, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. Also, during this time, the industry has experienced significant fluctuations in anticipation of changes in general economic conditions. This cyclicality has led to significant variances in product demand and production capacity. It has also accelerated erosion of average selling prices per unit. We may experience periodic fluctuations in our future financial results because of industry-wide conditions.

Because We Sell Our Products To Customers Outside Of North America And Because Our Products Are Incorporated With Products Of Others That Are Sold Outside Of North America We Face Foreign Business, Political And Economic Risks

     Sales outside of North America accounted for 58%, 44%, and 39%, of our revenues in 2002, 2001, and 2000, respectively. We anticipate that sales outside of North America will continue to account for a significant portion of our revenues in future periods. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short and long-term investments of approximately $19.0 million at December 31, 2002. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

     The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. The Company invests primarily in high-quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than $0.1 million decrease (less than 1%) in the fair value of the Company’s available-for-sale securities.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is contained in the financial statements and schedule set forth in Item 15 (a) of this Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

     There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 11: EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 14: CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report on Form 10-K.

     (b)  Changes in internal controls.

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)        1.      Consolidated Financial Statements

     For the following financial information included herein, see Index on page 34:

Report of Ernst & Young LLP, Independent Auditors.
Consolidated Balance Sheets as of December 31, 2002 and 2001.
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002.
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2002.
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002.
Notes to Consolidated Financial Statements.

                 2.      Financial Statement Schedule

     The financial statement schedules of the Company are included in Part IV of this report: For the three years ended December 31, 2002—II Valuation and Qualifying Accounts. All other schedules have been omitted because they are not applicable.

                 3.      Exhibit Index

     See Exhibit Index immediately following the signature page for a list of exhibits filed or incorporated by reference as a part of this report.

                 (b)      Reports on Form 8-K

                            No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.

                 (c)      Exhibits

                           The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in
                           Item 15 (a) (3) above.

PLX TECHNOLOGY, INC.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
PLX Technology, Inc.

     We have audited the accompanying consolidated balance sheets of PLX Technology, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PLX Technology, Inc. as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ Ernst & Young LLP

San Jose, California
January 21, 2003

PLX TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Years Ended December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$5,482	$9,631
Short-term investments	13,131	6,000
Accounts receivable, less allowance for doubtful accounts of $127 in 2002 and $202 in 2001	2,568	4,073
Inventories	1,003	4,586
Deferred tax assets	—	1,557
Income tax receivable	3,635	185
Other current assets	1,793	503

Total current assets	27,612	26,535
Goodwill, net of amortization of $5,730 in 2002 and $5,341 in 2001	8,054	7,998
Other intangible assets, net of accumulated amortization of $1,518 in 2002 and $1,374 in 2001	970	2,097
Property and equipment, net	31,962	33,579
Long-term investments	3,067	3,089
Deferred tax assets	—	1,637
Other assets	310	294

Total assets	$71,975	$75,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,582	$1,855
Accrued compensation and benefits	932	808
Deferred revenues	613	281
Accrued commissions	201	310
Deferred tax liability	—	830
Other accrued expenses	683	592

Total current liabilities	4,011	4,676
Commitments
Stockholders’ equity:
Preferred stock, $.001 par value:
Authorized — 5,000,000 shares: none issued and outstanding	—	—
Common stock, $.001 par value: authorized — 30,000,000 shares:
issued and outstanding — 21,124,192 in 2002 and 23,345,994 in 2001	21	23
Additional paid-in capital	74,953	78,328
Deferred compensation	(900)	(3,929)
Notes receivable for employee stock purchases	(67)	(63)
Accumulated other comprehensive income (loss)	46	(37)
Accumulated deficit	(6,089)	(3,769)

Total stockholders’ equity	67,964	70,553

Total liabilities and stockholders’ equity	$71,975	$75,229

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,

	2002	2001	2000

Net revenues	$34,810	$44,128	$65,351
Cost of revenues	10,852	15,607	19,368

Gross margin	23,958	28,521	45,983
Operating expenses
Research and development	14,256	18,783	16,350
Selling, general and administrative	12,433	14,709	15,862
In-process research and development	—	—	14,342
Amortization of goodwill and purchased intangible assets	533	4,176	2,537

Total operating expenses	27,222	37,668	49,091

Operating loss	(3,264)	(9,147)	(3,108)
Interest income	527	1,536	2,330
Interest expense	—	1,270	322
Other income (expense)	477	478	(42)

Loss before provision (benefit) for income taxes	(2,260)	(8,403)	(1,142)
Provision (benefit) for income taxes	60	(1,866)	5,900

Net loss	$(2,320)	$(6,537)	$(7,042)

Basic and diluted net loss per share	$(0.10)	$(0.28)	$(0.31)

Shares used to compute basic and diluted per share amounts	22,785	23,258	22,560

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

					Notes	Accumulated	Retained
	Common Stock		Additional		Receivable For	Other	Earnings	Total
			Paid In	Deferred	Employee Stock	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Purchases	Income (Loss)	Deficit)	Equity

Balance at January 31, 2000	22,008,809	$22	$36,828	$(192)	—	$(66)	$9,810	$46,402
Issuance of common stock related to acquisition of Sebring Systems	960,931	1	28,867	—	—	—	—	28,868
Deferred compensation on options issued related to acquisition of Sebring Systems	—	—	13,434	(12,310)	—	—	—	1,124
Issuance of stock pursuant to exercise of stock options	267,393	—	1,532	—	—	—	—	1,532
Issuance of stockholder notes receivable	—	—	—	—	(50)	—	—	(50)
Repurchase of common stock	(68,238)	—	(28)	—	—	—	—	(28)
Reversal of deferred compensation on options associated with employee terminations	—	—	(4,409)	4,409	—	—	—	—
Deferred compensation on stock options issued to employees	—	—	3,491	(3,491)	—	—	—	—
Amortization of deferred compensation	—	—	—	2,272	—	—	—	2,272
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	—	120	—	120
Net loss	—	—	—	—	—	—	(7,042)	(7,042)

Total comprehensive loss								(6,922)

Balance at December 31, 2000	23,168,895	23	79,715	(9,312)	(50)	54	2,768	73,198
Issuance of stock pursuant to exercise of stock options	192,400	—	883	—	—	—	—	883
Stockholder notes receivable interest	—	—	—	—	(13)	—	—	(13)
Tax benefit from employee stock option plans	—	—	281	—	—	—	—	281
Repurchase of common stock	(15,301)	—	(91)	—	—	—	—	(91)
Reversal of deferred compensation on options associated with employee terminations	—	—	(2,477)	2,477	—	—	—	—
Deferred compensation on stock options issued to consultants	—	—	17		—	—	—	17
Amortization of deferred compensation	—	—	—	2,906	—	—	—	2,906
Comprehensive loss:
Unrealized loss on investments	—	—	—	—	—	(52)	—	(52)
Translation adjustments	—	—	—	—	—	(39)	—	(39)
Net loss	—	—	—	—	—	—	(6,537)	(6,537)

Total comprehensive loss								(6,628)

Balance at December 31, 2001	23,345,994	23	78,328	(3,929)	(63)	(37)	(3,769)	70,553
Issuance of stock pursuant to exercise of stock options	199,850	—	1,287	—	—	—	—	1,287
Stockholder notes receivable interest	—	—	—	—	(4)	—	—	(4)
Tax benefit from employee stock option plans	—	—	944	—	—	—	—	944
Repurchase of common stock	(2,421,652)	(2)	(4,698)	—	—	—	—	(4,700)
Reversal of deferred compensation on options associated with employee terminations	—	—	(908)	908	—	—	—	—
Amortization of deferred compensation	—	—	—	2,121	—	—	—	2,121
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	—	95	—	95
Translation adjustments	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(2,320)	(2,320)

Total comprehensive loss								(2,237)

Balance at December 31, 2002	21,124,192	$21	$74,953	$(900)	$(67)	$46	$(6,089)	$67,964

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(2,320)	$(6,537)	$(7,042)
Adjustments required to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation	2,401	2,369	1,519
Amortization of deferred compensation	2,121	2,906	2,272
Compensation related to acceleration of stock options	—	—	1,124
Compensation expense recognized	—	17	—
Amortization of goodwill and other intangible assets	533	4,177	2,537
In-process research and development	—	—	14,342
Tax benefit from employee stock option plans	944	281	—
Other non-cash items	172	(13)	—
Changes in operating assets and liabilities:
Accounts receivable	1,505	699	667
Inventories	3,583	(65)	(2,017)
Deferred tax assets	3,194	905	(2,720)
Income tax receivable	(2,912)	(185)	—
Other current assets	(1,288)	787	(2,284)
Other assets	(15)	(153)	(480)
Accounts payable	(271)	(3,209)	2,875
Accrued compensation and benefits	124	(683)	(3)
Deferred revenues	332	(1,149)	429
Income tax payable	—	(552)	(14)
Deferred tax liability	(830)	(270)	1,100
Accrued commissions	(109)	(35)	25
Other accrued expenses	68	(926)	884

Net cash provided by (used in) operating activities	7,232	(1,636)	13,214

Cash flows used in investing activities:
Purchases of investments	(14,200)	(23,312)	(31,882)
Sales and maturities of investments	7,020	46,632	30,815
Purchase of property and equipment	(784)	(4,952)	(30,212)
Cash acquired in Sebring acquisition	—	—	33
Proceeds from sales of property and equipment	2	—	—

Net cash provided by (used in) investing activities	(7,962)	18,368	(31,246)

Cash flows provided by financing activities:
Proceeds from sales of common stock	1,287	883	1,532
Proceeds from issuance of promissory note	—	—	28,500
Decrease (increase) in restricted cash and investments	—	4,025	(4,025)
Repurchases of common stock	(4,700)	(91)	(28)
Net repayments of stockholder notes receivable	—	—	38
Repayment of note payable	—	(28,500)	—

Net cash provided by (used in) financing activities	(3,413)	(23,683)	26,017

Effect of exchange rate fluctuations on cash and cash equivalents	(6)	(39)	—

Increase (decrease) in cash and cash equivalents	(4,149)	(6,990)	7,985
Cash and cash equivalents at beginning of year	9,631	16,621	8,636

Cash and cash equivalents at end of year	$5,482	$9,631	$16,621

Supplemental disclosure of cash flow information:
Cash received for income taxes	$650	$1,876	$—
Cash paid for income taxes	$8	$99	$7,529
Cash paid for interest	$—	$1,363	$186

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

Reclassifications

     Certain previously reported amounts have been reclassified to conform to the current year presentation format with no impact on net income. All financial information has been reclassified to conform to this presentation.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (FAS 115). Under FAS 115, management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2002 and 2001, all debt securities were designated as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in a separate component of stockholders’ equity. The fair value of securities is based on quoted market prices. The amortized cost of debt securities in this category is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization, as well as any interest earned on the securities, is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

     The Company invests its excess cash in high quality, short-term and long-term debt and equity instruments. The following is a summary of the Company’s investments by major security type at December 31, 2002 and December 31, 2001 (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

2002
Operating cash	$1,767	$—	$—	$1,767
Money market mutual funds	2,715	—	—	2,715
Municipal bonds	1,000	—	—	1,000
Municipal auction rate securities	6,000	—	—	6,000
Corporate debt securities	6,076	46	—	6,122
Sovereign debt securities	1,024	22	—	1,046
U.S. government & agency securities	3,001	29	—	3,030

	$21,583	$97	$—	$21,680

2001
Operating cash	$2,168	$—	$—	$2,168
Money market mutual funds	7,462	—	—	7,462
Municipal bonds	6,000	—	—	6,000
Corporate debt securities	2,088	—	(1)	2,087
U.S. government & agency securities	1,000	3	—	1,003

	$18,718	$3	$(1)	$18,720

     At December 31, 2002, the amortized cost and estimated fair values of short-term and long-term investments (excluding cash equivalents) by contractual maturity were as follows:

	Amortized Cost	Fair Value

	(in thousands)
Less than one year	$16,793	$16,846
Mature in 1-2 years	3,024	3,067

Total	$19,817	$19,913

Allowance for Doubtful Accounts

     The Company evaluates the collectibility of accounts receivable based on the length of time the receivables are past due. It records reserves for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected.

Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories were as follows:

	December 31,

	2002	2001

	(in thousands)
Work in process	$338	$506
Finished goods	665	4,080

Total	$1,003	$4,586

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

     Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable. The recoverability of the carrying amount of property and equipment is assessed based on estimated future undiscounted cash flows and if an impairment exists a charge to operations is measured as the excess of the carrying amount over the fair value of the assets. Based upon this method of assessing recoverability, no asset impairment occurred in any of the years presented.

     Property and equipment are as follows:

	December 31,

	2002	2001

	(in thousands)
Land	$8,550	$8,550
Building	19,333	19,333
Equipment and furniture	9,104	8,847
Purchased software	4,556	4,139

	41,543	40,869
Accumulated depreciation	(9,581)	(7,290)

Net property and equipment	$31,962	$33,579

Goodwill and Other Intangibles

     Goodwill represents the excess of cost over the value of net assets of businesses acquired pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and is carried at cost unless write-downs for impairment are required. The Company evaluates the carrying value of goodwill and other intangibles on an annual basis (November 1st) and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable. Such indicators would include a significant reduction in the Company’s market capitalization, a decrease in operating results or a deterioration in the Company’s financial position. To date, no such impairment has been recorded.

Stock-Based Compensation

     The Company has employee stock plans, which are more fully described in Note 6. The Company has elected to account for its stock option and stock grant plans in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25).

     The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options and grants since the alternative fair market value accounting provided for under Statement of Financial Accounting Standards (SFAS) No. 123 requires use of grant valuation models that were not developed for use in valuing employee stock options and grants. Under APB Opinion No. 25, if the exercise price of the Company’s stock grants and options equals the deemed fair value of the underlying stock on the date of grant, no compensation expenses are recognized.

     If compensation cost for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company’s net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Years Ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Net loss as reported	$(2,320)	$(6,537)	$(7,042)
Add: Stock-based compensation included in reported net loss	2,121	2,923	2,272
Deduct: Stock-based compensation cost under SFAS 123	(9,721)	(9,193)	(7,487)

Pro forma net loss	$(9,920)	$(12,807)	$(12,257)

Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro forma net loss per common share — basic and diluted	22,785	23,258	22,560
Pro forma net loss per common share — basic and diluted	$(0.44)	$(0.55)	$(0.54)

Reported net loss per common share — basic and diluted	$(0.10)	$(0.28)	$(0.31)

     See Note 7 for a discussion on the assumptions used in the option-pricing model and estimated fair value of employee stock options.

Revenue Recognition

     Sales to original equipment manufacturers are generally recognized at the time of title passage. Recognition of sales to distributors, including international distributors, is deferred until the product is resold by the distributors to end users. Net revenues from the sale of software development kits is insignificant for all years presented. Our products are warranted to be free from defect for a period of one year. The Company provides an allowance for estimated returns of defective products. To date, the Company has experienced an immaterial amount of defective product returns.

Advertising

     The Company accounts for advertising costs as expenses in the period in which they are incurred. Advertising expenses for 2002, 2001, and 2000, were $19,000, $0.2 million, and $0.3 million, respectively.

Software Development Costs

     In accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” the Company is required to capitalize eligible computer software costs upon achievement of technological feasibility subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. The period between the achievement of technological feasibility and release of the Company’s software products has been of short duration. As of December 31, 2002, 2001, and 2000 such costs were insignificant. Accordingly, the Company has charged all such costs to research and development expenses in the accompanying consolidated statements of operations.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

Comprehensive Income (Loss)

     At December 31, 2002, the components of accumulated other comprehensive income (loss), reflected in the Consolidated Statements of Stockholders’ Equity, consisted of the following:

	Years Ended December 31,

	2002	2001	2000

	(in thousands)
Unrealized gain on investments, net	$97	$2	$54
Cumulative translation adjustments	(51)	(39)	—

Accumulated other comprehensive income (loss)	$46	$(37)	$54

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 142 as of January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but rather are reviewed for impairment annually, or more frequently if certain indicators arise. Other intangibles will continue to be amortized over their useful lives. The Company reclassified acquired workforce, which is no longer defined as an identifiable intangible asset under SFAS 141, to goodwill as of January 1, 2002. As of December 31, 2002, no impairment of goodwill has been recognized.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The Company adopted SFAS No. 144 as of January 1, 2002. Adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements for the financial statements included in this Form 10-K. Management is currently evaluating the effects of FIN 45, however management does not expect that the adoption of FIN 45 will have a material effect on the Company’s financial position, results of operations, or cash flows.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions for this Form 10-K. The Company will continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” using the “intrinsic value” method. Accordingly, the adoption of SFAS 148 is not anticipated to have a material effect on the Company’s financial position, results of operations, or cash flows.

2. Net Loss Per Share

     Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period that are not subject to repurchase. Diluted net loss per share is calculated using the weighted average number of outstanding shares of common stock plus dilutive common stock equivalents.

     A reconciliation of shares used in the calculation of basic and diluted net loss per share is as follows:

	Years Ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Net loss	$(2,320)	$(6,537)	$(7,042)

Weighted average shares of common stock outstanding	22,785	23,258	22,636
Less weighted average shares of common stock subject to repurchase	—	—	(76)

Shares used in computing basic net loss per share	22,785	23,258	22,560

Net loss per share — basic	$(0.10)	$(0.28)	$(0.31)

Shares used in computing basic net loss per share	22,785	23,258	22,560
Dilutive effect of stock options	—	—	—

Shares used in computing diluted net loss per share	22,785	23,258	22,560

Net loss per share — diluted	$(0.10)	$(0.28)	$(0.31)

     As the Company incurred a loss for years ended December 31, 2002, 2001 and 2000, the effect of dilutive securities, totaling 3.4 million, 3.1 million, and 3.0 million equivalent shares, respectively, have been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive.

3. Goodwill

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 142 as of January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but rather are reviewed for impairment annually, or more frequently if certain indicators arise. Other intangibles will continue to be amortized over their useful lives. The Company reclassified acquired workforce, which is no longer defined as an identifiable intangible asset under SFAS 141, to goodwill as of January 1, 2002. As of December 31, 2002, no impairment of goodwill has been recognized.

     The impact of SFAS No. 142 is summarized below (in thousands, except per share data):

		Years Ended December 31,

		2002	2001	2000

			(in thousands)
Net loss, as reported		$(2,320)	$(6,537)	$(7,042)
Add:	Goodwill amortization	—	3,310	2,031
	Workforce amortization	—	246	143

Net loss, as adjusted		$(2,320)	$(2,981)	$(4,868)

Basic and diluted net loss per share, as reported		$(0.10)	$(0.28)	$(0.31)

Basic and diluted net loss per share, as adjusted		$(0.10)	$(0.13)	$(0.22)

     Changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows (in thousands):

Balance as of December 31, 2000	$11,308
Goodwill amortized during the period	(3,310)

Balance as of December 31, 2001	7,998
Workforce reclassified as goodwill during the period	594
Realization of unrecorded deferred tax assets acquired via the purchase of Sebring Systems, Inc	(538)

Balance as of December 31, 2002	$8,054

4. Concentrations of Credit, Customer and Supplier Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments and trade receivables. The Company generally invests its excess money in money market funds, commercial paper of corporations with high credit ratings, municipal bonds, and treasury bills. The Company has not experienced any significant losses on its cash equivalents or short and long-term investments. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. At December 31, 2002, the Company’s largest receivable balance accounted for approximately 12% of net accounts receivable. Through fiscal 2002, a relatively small number of direct customers and distributors accounted for a significant percentage of the Company’s revenues. The Company analyzes the need for reserves for potential credit losses and records reserves when necessary.

     Currently, the Company relies on single source suppliers of materials for the significant majority of its product inventory. As a result, should the Company’s current suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results may be adversely impacted.

5. Business Combination

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

     The Company issued an aggregate of 960,931 shares of its common stock valued at $24.2 million. The stock options were valued using the Black-Scholes valuation model. Additionally, the Company incurred $0.5 million in direct fees related to the acquisition, which were capitalized as part of the purchase price of the transaction.

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

     The Company estimated, as of the acquisition date, the project was 85% complete. The percentage of completion was determined using costs incurred by Sebring prior to the acquisition date compared to the remaining research and development to be completed to bring the project to technological feasibility. As of December 31, 2001, the project was completed. As of December 31, 2002, sales from this product have been minimal. The Company does not expect the sales from this product to be significant in future periods because the Company believes competing standards have achieved greater acceptance in the marketplace.

     Unaudited Pro Forma Financial Results

     The unaudited pro forma financial information combines the historical statements of operations of PLX Technology, Inc. and Sebring Systems, Inc. for the year ended December 31, 2000 and gives effect to the transaction, including the amortization of goodwill and other intangible assets and the recognition of deferred compensation, as if they occurred at the beginning of the period presented. The amount of the aggregate purchase price allocated to purchased in-process research and development has been excluded from the pro forma information, as it is a non-recurring item.

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

Year Ended December 31,

2000

(Unaudited)
(in thousands, except per share amounts)
Net revenues	$65,351
Net income (loss)	$1,848
Net income (loss) per share — basic and diluted	$0.08
Number of shares used in per share calculations — basic	22,560
Number of shares used in per share calculations — diluted	23,550

6. Employee Stock Plans

     At December 31, 2002, 5,429,315 shares of the Company’s common stock were reserved for future issuance.

     The Company’s 1998 Stock Incentive Plan (the “1998 Plan”) was approved by the Board of Directors on January 15, 1998. The 1998 Plan provides for the grant of both incentive and nonqualified stock options. The Company’s 1999 Stock Incentive Plan was approved by the Board of Directors on January 25, 1999 and amended on May 24, 2000, May 22, 2001 and May 22, 2002 (as so amended, the “1999 Plan”). The 1999 Plan provides for the grant of both incentive and nonqualified stock options. The maximum term of any stock option granted under the 1998 and 1999 Plans is ten years, except that with respect to incentive stock options granted to a person possessing more than 10% of the combined voting power of the Company (a 10% stockholder), the term of such stock options shall be for no more than five years. The exercise price of incentive stock options granted under the 1998 and 1999 Plan must be at least 100% of the fair market value of the common stock on the grant date except that the exercise price of incentive stock options granted to a 10% stockholder must be at least 110% of such fair market value on the date of grant. The options generally vest over a period of three to four years.

     Activity under the 1998 and 1999 Plans is summarized as follows:

		Options Outstanding

				Weighted
	Options Available		Aggregate	Average Exercise
	for Grant	Number of Options	Exercise Price	Price

		(in thousands, except share and per share data)
Balance at January 1, 2000	979,292	1,497,758	$13,340,615	$8.91
Options authorized	1,500,000	—
Options granted	(1,735,113)	2,159,774	39,165,122	18.13
Options assumed	—	204,989	625,374	3.05
Options exercised	—	(267,393)	(1,532,701)	5.73
Options canceled	505,053	(698,801)	(10,375,251)	14.85

Balance at December 31, 2000	1,249,232	2,896,327	41,223,159	14.23
Options authorized	900,000	—
Options granted	(1,114,000)	1,114,000	8,941,348	8.03
Options exercised	—	(192,400)	(883,183)	4.59
Options canceled	638,679	(727,744)	(10,285,923)	14.13

Balance at December 31, 2001	1,673,911	3,090,183	38,995,401	12.62
Options authorized	900,000	—
Options granted	(1,073,300)	1,070,300	14,386,905	13.40
Options exercised	—	(199,850)	(1,286,976)	6.44
Options canceled	525,396	(560,325)	(7,559,407)	13.49

Balance at December 31, 2002	2,026,007	3,403,308	$44,535,923	$13.09

     Options assumed of 204,989 represent options related to the May 2000 acquisition of Sebring Systems. Options assumed from Sebring Systems are no longer available for grant once canceled.

     The following table summarizes the information about options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.50 - $6.33	685,376	6.96 years	$4.12	537,992	$4.56
$6.65 - $8.25	684,359	8.26 years	7.77	666,609	7.79
$8.50 - $16.65	1,176,098	8.20 years	13.69	430,431	10.16
$17.94 - $25.94	792,975	7.29 years	23.26	792,975	23.26
$27.00 - $40.00	64,500	7.37 years	28.72	64,500	28.72

Total	3,403,308	7.73 years	$13.09	2,492,507	$12.97

     As of December 31, 2002, 2001, and 2000, there were 1,686,558, 1,580,937, and 992,469 stock options vested at weighted average exercise prices of $12.20 per share, $9.82 per share, and $7.58 per share, respectively.

     During the year ended December 31, 2000, the Company recorded aggregate deferred compensation of $15.8 million, representing the difference between the grant price and the deemed fair value of the Company’s common stock options granted during this period. The Company recorded no deferred compensation in 2002 and 2001. The amortization of deferred compensation is charged to operations and is amortized on a straight-line basis over the vesting period of the options, which is typically three years. For the years ended December 31, 2002, 2001, and 2000, amortization expense was $2.1 million, $2.9 million, and $2.3 million, respectively. In addition, for the years ended December 31, 2002, 2001, and 2000, the Company reversed aggregate deferred compensation of $0.9 million, $2.5 million and $4.4 million, respectively, on options associated with employee terminations.

7. FAS 123 Assumptions

     Pro forma information regarding net income (loss) is required by FAS 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by FAS 123. Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used for 2002, 2001, and 2000:

	Years Ended December 31,

	2002	2001	2000

Volatility	1.00	1.00	0.84
Expected life of options (in years)	4.05	4.00	4.00
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.05%	4.66%	6.29%

     The weighted average grant date fair value of options granted during 2002, 2001, and 2000 was $13.40, $8.03, and $21.90, respectively.

8. Other Intangible Assets

     Information regarding the Company’s other identified intangible assets subject to amortization is as follows (in thousands):

	Years Ended December 31,

	2002	2001

Gross carrying amount — patents	$2,132	$2,132
Accumulated amortization	1,377	844

Net	$755	$1,288

     Estimated amortization expenses for the fiscal years ending December 31 are as follows:

2003	$0.5 million
2004	$0.3 million

     The carrying amount of indefinite lived intangibles (Tradename) as of December 31, 2002 was approximately $0.2 million.

9. Stock Repurchase

     In January 2001, the Board of Directors of the Company approved a stock repurchase program whereby up to 2,000,000 shares of the Company’s common stock could be purchased in the open market or in privately negotiated transactions. As of December 31, 2002, all 2,000,000 shares had been repurchased.

     In September 2002, the Board of Directors of the Company approved a second stock repurchase program whereby an additional 2,000,000 shares of the Company’s common stock may be purchased in the open market or in privately negotiated transactions. As of December 31, 2002, approximately 422,000 shares had been repurchased.

10. Retirement Savings Plan

     The Company has a retirement savings plan, commonly known as a 401(k) plan, that allows all full-time employees to contribute from 1% to 15% of their pretax salary, subject to IRS limits. Beginning in 1996, the Company made a matching contribution calculated at 50 cents on each dollar of the first 6% of participant contributions. The Company’s contributions to the 401(k) plan were $0.2 million, $0.3 million, and $0.3 million for 2002, 2001, and 2000, respectively.

11. Income Taxes

     The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,

	2002	2001	2000

		(in thousands)
Federal:
Current	$(2,842)	$(2,382)	$6,650
Deferred	2,764	600	(1,461)

	(78)	(1,782)	5,189
State:
Current	—	(119)	870
Deferred	138	35	(159)

	138	(84)	711

Total	$60	$(1,866)	$5,900

     The provision (benefit) for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal income tax rate as follows:

	Years Ended December 31,

	2002	2001	2000

		(in thousands)
Tax benefit at the U.S. statutory rate	$(791)	$(2,941)	$(400)
State taxes (net of federal benefit)	(99)	(55)	462
Tax exempt interest income	(379)	(87)	(157)
Non-deductible in-process R&D write off	—	—	5,020
Non-deductible amortization of deferred compensation	835	1,017	—
Non-deductible amortization of goodwill and purchased intangible assets	—	1,158	808

	Years Ended December 31,

	2002	2001	2000

		(in thousands)
Research and development credit	(1,786)	(600)	(305)
Tax benefits from prior years	—	(975)	—
Change in valuation allowance	2,242	600	—
Other individually immaterial items	38	17	472

	$60	$(1,866)	$5,900

     During the year ended December 31, 2002, the Company’s deferred tax asset valuation allowance increased by $4.7 million. Approximately $2.5 million of this amount resulted from the establishment of deferred tax assets related to the net operating losses and start-up costs associated with the Company’s acquisition of Sebring Systems, Inc. These assets will be reflected as an adjustment to goodwill if and when they are realized.

     The Company increased its benefit in fiscal 2001 by $1.0 million or $0.04 per share due to the recognition of tax benefits from prior years. This change in estimated taxes was reflected in the federal tax return for 2000 filed in September 2001.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Years Ended December 31,

	2002	2001

	(in thousands)
Deferred tax assets:
Accrued expenses and reserves	$1,367	$1,422
Net operating loss carryforwards	2,653	1,100
Research and development credit carryforwards	1,621	600
Costs capitalized for tax purposes	489	537
Other	—	135

Gross deferred tax assets	6,130	3,794
Valuation allowance	(5,321)	(600)

	809	3,194
Deferred tax liabilities:
Acquisition related intangibles	(616)	(830)
Other	(193)	—

	(809)	(830)

Total net deferred tax assets	$—	$2,364

     At December 31, 2002, the Company had federal and state net operating loss carryforwards of $7.4 million and $0.8 million, respectively. These carryforwards will expire at various dates beginning in 2004 through 2020, if not utilized. In addition, as of December 31, 2002, the Company had research and development credit carryforwards of approximately $1.6 million, which expire at various dates beginning in 2013.

     Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

     A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance due to the history of losses and the variability of operating results. The valuation allowance increased by $4.7 million, $0.6 million, and $0 for the years ended December 31, 2002, 2001 and 2000, respectively.

12. Commitments

     On October 31, 2002, the Company entered into a software license agreement with an unrelated party totaling $2.2 million. The Company paid approximately $0.8 million upon execution of the agreement and is obligated to pay $0.7 million and $0.7 million in 2003 and 2004, respectively.

     The Company uses several contract manufacturers and suppliers to provide manufacturing services for its products. As of December 31, 2002, the Company has purchase commitments for inventory with these contract manufacturers and suppliers of approximately $2.2 million. These inventory purchase commitments are placed on a sales order basis with lead times ranging from 8 to 13 weeks to meet estimated customer demand requirements.

     The Company leases facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments at December 31, 2002 are as follows:

(in thousands)
2003	$581
2004	546
2005	58
2006	19

Total minimum lease payments	$1,204

     Rental expense for all leases aggregated approximately $0.1 million, $0.5 million, and $0.8 million, net of sublease income of $0.4 million, $0 and $0 for the years ended December 31, 2002, 2001, and 2000, respectively.

13. Segments of an Enterprise and Related Information

     The Company has one operating segment, the sale of semiconductor devices. The President has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components of the Company’s business.

     Revenues by geographic region based on customer location were as follows:

	Years Ended December 31,

	2002	2001	2000

	(in thousands)
Revenues:
North America	$14,497	$24,864	$39,658
France	4,609	6,373	7,232
Europe — excluding France	4,955	5,092	9,858
Asia	10,749	7,799	8,603

Total	$34,810	$44,128	$65,351

     Sales to the following distributors or direct customers accounted for 10% or more of net revenues:

	2002	2001	2000

A2M	13%	14%	11%
Prediwave	3%	18%	—
Unique Technologies	—	11%	25%

14.	Related Party Transactions

     The Company and a customer are related parties because the chairman of the Company’s Board of Directors also serves on the customer’s Board of Directors. For the years ended December 31, 2002, 2001, and 2000, net revenues from sales to this customer, which were transacted at arms’ length prices, were approximately $0.7 million, $0.8 million, and $1.0 million, respectively.

15.	Quarterly Summaries

(In thousands, except per share amounts, unaudited)

		Three Months Ended

	Mar 31, 2002	Jun 30, 2002	Sep 30, 2002	Dec 31, 2002

Net revenues	$10,118	$7,797	$8,339	$8,556
Gross profit	$6,757	$5,416	$5,904	$5,881
Net loss	$(271)	$(1,160)	$(688)	$(201)
Net loss per basic share	$(0.01)	$(0.05)	$(0.03)	$(0.01)
Net loss per diluted share	$(0.01)	$(0.05)	$(0.03)	$(0.01)

		Three Months ended

	Mar 31, 2001	Jun 30, 2001	Sep 30, 2001	Dec 31, 2001

Net revenues	$12,429	$9,463	$10,513	$11,723
Gross profit	$8,365	$5,071	$6,846	$8,239
Net loss	$(1,467)	$(3,381)	$(1,132)	$(557)
Net loss per basic share	$(0.06)	$(0.15)	$(0.05)	$(0.02)
Net loss per diluted share	$(0.06)	$(0.15)	$(0.05)	$(0.02)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

		ADDITIONS CHARGED	DEDUCTIONS AMOUNTS
	BALANCE AT	TO COSTS AND	RECOVERED	BALANCE AT
	BEGINNING OF PERIOD	EXPENSES	(WRITTEN OFF)	END OF PERIOD

Year ended December 31, 2002 Allowance for doubtful accounts	$202	$103	$(178)	$127
Year ended December 31, 2001 Allowance for doubtful accounts	$318	$49	$(165)	$202
Year ended December 31, 2000 Allowance for doubtful accounts	$240	$150	$(72)	$318

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2003	PLX Technology, Inc.

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

Name and Signature	Title(s)	Date

/s/ Michael J. Salameh Michael J. Salameh	President and Director (Principal Executive Officer)	March 13, 2003

/s/ Rafael Torres Rafael Torres	Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 13, 2003

/s/ D. James Guzy D. James Guzy	Director and Chairman of the Board of Directors	March 13, 2003

/s/ Eugene Flath Eugene Flath	Director	March 13, 2003

/s/ Timothy Draper Timothy Draper	Director	March 13, 2003

/s/ Young K. Sohn Young K. Sohn	Director	March 13, 2003

/s/ Robert H. Smith Robert H. Smith	Director	March 13, 2003

/s/ John H. Hart John H. Hart	Director	March 13, 2003

PLX TECHNOLOGY, INC.

CERTIFICATION

I, Michael J. Salameh, certify that:

1.	I have reviewed this annual report on Form 10-K of PLX Technology, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

By:	/s/ Michael J. Salameh

Michael J. Salameh President

PLX TECHNOLOGY, INC.

CERTIFICATION

I, Rafael Torres, certify that:

1.	I have reviewed this annual report on Form 10-K of PLX Technology, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

By:	/s/ Rafael Torres

Rafael Torres Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

2.1 (2)	Agreement and Plan of Merger dated April 19, 2000 by and among PLX Technology, Inc., OKW Technology Acquisition Corporation and Sebring Systems, Inc.
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2 (1)	Registrant’s Amended and Restated Bylaws.
4.1	Reference is made to Exhibit 3.1.
10.1 (1)*	Form of Indemnification Agreement between PLX and each of its Officers and Directors.
10.2 (1)*	1998 Stock Incentive Plan.
10.3 (1) (5)*	1999 Stock Incentive Plan, As Amended.
10.4 (1)	Lease Agreement dated October 17, 1997 between The Arrillaga Foundation and The Perry Foundation as Landlords and PLX as Tenant, as amended.
10.5 (3)	PLX Technology, Inc. Stock Restriction, Information Rights and Registration Rights Agreement dated April 19, 1989.
10.6(4)	PLX Technology, Inc. Stock Restriction, Information Rights and Registration Rights Agreement dated July 3, 1991.
10.7*	Note Secured By Stock Pursuant to Stock Pledge Agreement dated June 18, 1997, between Jack Regula and Sebring Systems, Inc.
10.8*	Stock Pledge Agreement dated June 18, 1997 between Jack Regula and Sebring Systems, Inc.
10.9*	Amendment to Stock Pledge Agreement dated May 19, 2000 between Sebring Systems, Inc. and Jack Regula.
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
99.1	Certification of President Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-71795).

(2)	Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on June 2, 2000.

(3)	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-71795).

(4)	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-71795).

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002.

*	Management contract or compensatory plan or arrangement.