Form 10-Q
period 2003-03-31
PLX TECHNOLOGY INC
filed 2003-05-02
CIK 850579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

As of May 1, 2003, there were 20,822,586 shares of common stock, par value $0.001 per share, outstanding.

This Report on Form 10-Q includes 46 pages with the Index to Exhibits located on page 25

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2003

		Page

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
	PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	21

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2003	2002 (1)

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,166	$5,482
Short-term investments	16,142	13,131
Accounts receivable, net	3,320	2,568
Inventories	847	1,003
Income tax receivable	3,635	3,635
Other current assets	2,197	1,793

Total current assets	30,307	27,612
Property and equipment, net	31,749	31,962
Long-term investments	1,002	3,067
Goodwill	8,054	8,054
Other intangible assets	837	970
Other assets	277	310

Total assets	$72,226	$71,975

LIABILITIES
Current liabilities:
Accounts payable	$1,949	$1,582
Accrued compensation and benefits	1,075	932
Deferred revenues	689	613
Accrued commissions	208	201
Other accrued expenses	689	683

Total current liabilities	4,610	4,011
STOCKHOLDERS’ EQUITY
Common stock, par value	21	21
Additional paid-in capital	74,977	74,953
Deferred compensation	(443)	(900)
Notes receivable for employee stock purchases	(67)	(67)
Accumulated other comprehensive income	33	46
Accumulated deficit	(6,905)	(6,089)

Total stockholders’ equity	67,616	67,964

Total liabilities and stockholders’ equity	$72,226	$71,975

(1)  The balance sheet at December 31, 2002 has been derived from the audited financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2003	2002

Net revenues	$8,503	$10,118
Cost of revenues	2,515	3,361

Gross margin	5,988	6,757
Operating expenses:
Research and development	3,713	3,659
Selling, general and administrative	3,058	3,338
Amortization of purchased intangible assets	133	133

Total operating expenses	6,904	7,130
Loss from operations	(916)	(373)
Interest income and other, net	108	231

Loss before provision for income taxes	(808)	(142)
Provision for income taxes	8	129

Net loss	$(816)	$(271)

Basic and diluted net loss per share	$(0.04)	$(0.01)

Shares used to compute basic and diluted per share amounts	21,135	23,432

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities
Net loss	$(816)	$(271)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	564	639
Amortization of deferred compensation	457	652
Amortization of other purchased intangible assets	133	133
Other non-cash items	36	23
Changes in operating assets and liabilities:
Accounts receivable	(751)	(503)
Inventories	156	1,287
Income tax receivable	—	195
Other current assets	(404)	(767)
Other assets	32	143
Accounts payable	366	(197)
Accrued compensation and benefits	143	76
Accrued commissions	7	(29)
Deferred tax liability	—	577
Deferred revenues	76	493
Other accrued expenses	15	41

Net cash provided by operating activities	14	2,492

Investing Activities
Purchases of investments	(2,000)	(6,125)
Sales and maturities of investments	1,000	1,000
Purchases of property and equipment	(349)	(358)

Net cash used in investing activities	(1,349)	(5,483)

Financing Activities
Proceeds from sales of common stock	24	1,162

Net cash provided by financing activities	24	1,162

Effect of exchange rate fluctuations on cash and cash equivalents	(5)	(1)
Decrease in cash and cash equivalents	(1,316)	(1,830)
Cash and cash equivalents at beginning of year	5,482	9,631

Cash and cash equivalents at end of period	$4,166	$7,801

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiary (collectively, “PLX” or the “Company”) as of March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

Comprehensive Loss

The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The Company’s comprehensive net loss for the three months ended March 31, 2003 and March 31, 2002 was as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

	(unaudited)
Net loss	$(816)	$(271)
Unrealized losses on investments, net	(17)	(50)
Cumulative translation adjustments	4	(2)

Accumulated other comprehensive loss	$(829)	$(323)

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. The recognition provisions of FIN 45 were effective for any guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a material impact on the Company’s financial position, results of operations or cash flows. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. As disclosed in the Company’s Form 10-K for the year ended December 31, 2002, the Company’s products are warranted to be free from defect for a period of one year, however, to date, the Company has experienced an immaterial amount of defective product returns. In addition, the Company generally indemnifies, under predetermined conditions, its customers for infringement of third party intellectual property rights by its products or services.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions for this Form 10-Q (see Note 3 of the Condensed Consolidated Financial Statements). The Company has continued to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” using the “intrinsic value” method. Accordingly, the adoption of SFAS 148 did not have a material effect on our financial position, results of operations, or cash flows.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year presentation format with no impact on net income. All financial information has been restated to conform to this presentation.

2.	Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories were as follows (in thousands):

	March 31,	December 31,
	2003	2002

	(unaudited)
Work in process	$235	$338
Finished goods	612	665

Total	$847	$1,003

3.	Stock Based Compensation

The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options and grants since the alternative fair market value accounting provided for under Statement of Financial Accounting Standards (SFAS) No. 123 requires use of grant valuation models that were not developed for use in valuing employee stock options and grants. Under APB Opinion No. 25, if the exercise price of the Company’s stock grants and options equals the fair value of the underlying stock on the date of grant, no compensation expenses are recognized.

If compensation cost for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company’s net loss per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

	(unaudited)
Net loss as reported	$(816)	$(271)
Add: Stock-based compensation included in reported net loss	457	652
Deduct: Stock-based compensation cost under SFAS 123	(1,846)	(2,834)

Pro forma net loss	$(2,205)	$(2,453)

Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro forma net loss per common share – basic and diluted	21,135	23,432
Reported net loss per common share – basic and diluted	$(0.04)	$(0.01)

Pro forma net loss per common share – basic and diluted	$(0.10)	$(0.10)

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by SFAS 123. Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used:

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Volatility	1.00	1.00
Expected life of options (in years)	4.05	4.05
Dividend yield	0.00%	0.00%
Risk-free interest rate	2.43%	4.69%

4.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,

	2003	2002

	(unaudited)
Net loss	(816)	$(271)

Shares used in computing basic and diluted net loss per share	21,135	23,432

Net loss per share – basic and diluted	$(0.04)	$(0.01)

As the Company incurred a loss for the three-month periods ended March 31, 2003 and 2002, the effect of dilutive securities, totaling 4.0 million and 3.7 million equivalent shares, respectively, have been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive.

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

	(unaudited)
Revenues:
North America	$3,607	$4,421
France	930	1,391
Europe – excluding France	1,147	1,491
Asia – excluding Taiwan	2,096	1,892
Taiwan	723	923

Total	$8,503	$10,118

For the three months ended March 31, 2003 and 2002, approximately 11% and 14% respectively, of net revenue was derived from sales to one distributor. No other individual direct customer or distributor represented greater than 10% of net revenues. Two end customers have historically and continue to be significant customers each accounting for over 10% of net revenues. The majority of our sales to these two end customers are sold through both distributors and contract manufacturers

6.	Income Taxes

There was an $8,000 income tax expense for the three months ended March 31, 2003 on a pretax loss of $0.8 million, compared to a $0.1 million tax expense on a pretax loss of $0.1 million for the three months ended March 31, 2002. Income tax expense for the three months ended March 31, 2003 relates to miscellaneous state and foreign income taxes currently payable and also differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to nondeductible acquisition-related items and an increase in the valuation allowance for deferred tax assets. The three months ended March 31, 2002 differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to nondeductible acquisition-related items.

7.	Subsequent Event

Under the Company’s stock repurchase program approved by the Board of Directors of the Company on September 30, 2002, approximately 318,000 shares of the Company’s common stock has been repurchased at a cost of approximately $0.9 million since March 31, 2003.

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

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

OVERVIEW

PLX was founded in 1986, and since 1994 we have focused on development of I/O interface semiconductors and related software and development tools that are used in systems incorporating the PCI standard. In 1994 and 1995, a significant portion of our revenues were derived from the sale of semiconductor devices that perform similar functions as our current products, except they were based on a variety of industry standards. Our revenues since 1996 have been derived predominantly from the sale of semiconductor devices based on the PCI standard to a large number of customers in a variety of applications including networking and telecommunications, enterprise storage, imaging, industrial and other embedded applications as well as in related adapter cards. We generate less than 1% of our revenues from sales of our software and development tools.

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

Our gross margins have fluctuated in the past and are expected to fluctuate in the future due to changes in product and customer mix, write-downs and recoveries of excess or obsolete inventory, the position of our products in their respective life cycles, and specific product manufacturing costs.

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

The semiconductor industry experienced such a change in the supply and demand situation over the past three years. During this period, customers in the high-speed communications end market, and the contract manufacturing firms that serve this market, adjusted their demand on component suppliers as they coped with high levels of inventory and sharply reduced demand for their end products. In addition, the slowing of global economic growth during 2001 and 2002 led to lower order rates from customers serving the telecommunications, industrial and computer end markets as they adjusted to lower demand for their products. The decline in order rates resulted in a sequential decline in our revenues for the three months ended March 31, 2002 and 2003. The rapid build-up of semiconductor inventories in global sales channels resulted in reduced lead times for components during this same period relative to previous years. The perceived overabundance of semiconductors combined with uncertain demand for their end products led our customers to move to a just-in-time order pattern as they worked to reduce inventories. Due to the combination of excess supply, reduced demand and lower lead times, orders rates declined during for the three months ended March 31, 2002 and 2003. Customers appear to be placing orders on an “as needed” basis due to short supplier lead times combined with the uncertain macroeconomic outlook. The low backlog and uncertainty of customer demand significantly limits our ability to predict future levels of sales and profitability.

Our long-term success will depend on our ability to introduce new products. While new products typically generate little or no revenues during the first twelve months following their introduction, our revenues in subsequent periods depend upon these new products. Due to the lengthy sales cycle and additional time for customers to commence volume production, significant revenues from our new products typically occur twelve to twenty-four months after product introduction. As a result, revenues from newly introduced products have, in the past, produced a small percentage of our total revenues in the year the product was introduced. See “Certain Factors That May Affect Future Operating Results — Our Lengthy Sales Cycle Can Result in Uncertainty and Delays with Regard to Our Expected Revenues.”

RESULTS OF OPERATIONS

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

	Three Months Ended
	March 31,

	2003	2002

Net revenues	100.0%	100.0%
Cost of revenues	29.6	33.2

Gross margin	70.4	66.8
Operating expenses:
Research and development	43.7	36.2
Selling, general and administrative	36.0	33.0
Amortization of purchased intangible assets	1.6	1.3

Total operating expenses	81.3	70.5

Operating loss	(10.9)	(3.7)
Interest income and other, net	1.3	2.3

Loss before income taxes	(9.6)	(1.4)
Provision for income taxes	0.1	1.3

Net loss	(9.7)%	(2.7)%

Net Revenues

Net revenues consist of product revenues generated principally by sales of our semiconductor devices. Net revenues for the three months ended March 31, 2003 were $8.5 million, a decrease of 16.0% from $10.1 million for the three months ended March 31, 2002. The decrease was primarily due to reduced demand from a significant customer, Prediwave, as well as lower overall unit shipments during the three months ended March 31, 2003. Prediwave used our product in their set top boxes targeted for sale in China. We completed our last shipment to Prediwave in the first quarter of 2002. In the first quarter of 2002, Prediwave accounted for approximately $1 million of our net revenues. Excluding sales to Prediwave in the first quarter of 2002, revenues decreased to $8.5 million for the three months ended March 31, 2003 from $9.1 million for the three months ended March 31, 2002. For the three months ended March 31, 2003 and 2002, 11% and 14%, respectively, of net revenues was derived from sales to one significant distributor. No other individual direct customer or distributor represented greater than 10% of net revenues.

Gross Margin

Gross margin represents net revenues less the cost of revenues. Cost of revenues includes the cost of purchasing packaged semiconductor devices from our independent foundries and our operating costs associated with the procurement, storage, and shipment of products.

The increase in gross margin to 70.4% for the three months ended March 31, 2003 from 66.8% for the same period in 2002 was primarily related to a benefit of approximately $0.2 million from selling previously written-down inventory. Excluding this benefit, gross margin was 68.0% for the three months ended March 31, 2003, compared with 66.8% for the same period in 2002. The increase in gross margin was due to shifts in our product and customer mix.

Research and Development Expenses

Research and development (R&D) expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries and deferred compensation are included in research and development expenses.

The increase in R&D as a percent of net revenues to 43.7% for the three months ended March 31, 2003, as compared to 36.2% for the same period in 2002 was due primarily to a decline in revenues. In absolute dollars, R&D expenses remained approximately the same at $3.7 million for the three months ended March 31, 2003 and 2002. Excluding deferred compensation of $0.5 million and $0.7 million for the three months ended March 31, 2003 and 2002, R&D increased by $0.3 million to $3.3 million for the three months ended March 31, 2003 from $3.0 million for the same period in 2002. The increase in R&D was due to the development of new products and the enhancement of existing products.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist primarily of employee-related expenses, professional fees, trade show and other promotional expenses, and sales commissions to manufacturers’ representatives.

The increase in SG&A as a percent of net revenues to 36.0% for the three months ended March 31, 2003, as compared to 33.0% for the same period in 2002 was due primarily to a decline in revenues. In absolute dollars, SG&A expenses decreased by $0.3 million or 8.4% to $3.1 million for the three months ended March 31, 2003 from $3.3 million for the same period in 2002. The decrease was primarily due to decreases in sales commissions to manufacturers’ representatives as a result of lower revenues, decreases in discretionary spending and lower headcount.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets remained approximately the same at $0.1 million for the three months ended March 31, 2003 and 2002. We will continue to amortize these intangibles through May 2004.

Deferred Compensation

We recorded deferred compensation of $12.3 million related to stock options granted below fair market value to employees in relation to the acquisition of Sebring Systems in May 2000. Additionally, we recorded deferred compensation of $3.5 million in connection with the grant of stock options below fair market value to our employees in September 2000. The amount of deferred compensation is presented as a reduction of stockholders’ equity and amortized ratably over the vesting period of the applicable stock grants. Amortization of deferred compensation recorded for the three months ended March 31, 2003 and 2002, was $0.5 million and $0.7 million, respectively. The $0.2 million decrease in deferred compensation is due to the termination of employment of employees who had received the underlying stock options. Substantially all of these amounts are included in research and development expenses. We expect to record compensation expenses related to deferred compensation of approximately $0.5 million through September 30, 2003.

Interest Income and Other, Net

Interest income reflects interest earned on average cash, cash equivalents and short-term and long-term investment balances. In absolute dollars, interest income and other decreased by $0.1 million or 53.2% to $0.1 million for the three months ended March 31, 2003 from $0.2 million for the same period in 2002. The decrease for the three months ended March 31, 2003 compared to March 31, 2002 was due primarily to lower rental income as a result of the loss of a subtenant from our office facilities and lower interest earned on the decrease in interest rates.

Provision for Income Taxes

There was an $8,000 income tax expense for the three months ended March 31, 2003 on a pretax loss of $0.8 million, compared to a $0.1 million tax expense on a pretax loss of $0.1 million for the three months ended March 31, 2002. Income tax expense for the three months ended March 31, 2003 relates to miscellaneous state and foreign income taxes currently payable and also differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to nondeductible acquisition-related items and an increase in the valuation allowance for deferred tax assets. . The three months ended March 31, 2002 differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to nondeductible acquisition-related items.

Liquidity and Capital Resources

Cash and cash equivalents and short and long-term investments were $21.3 million at March 31, 2003, a decrease of $0.4 million from $21.7 million at December 31, 2002. The decrease was primarily due to the following: (1) a net loss of $0.8 million adjusted for non-cash expenses of $1.2 million, (2) an increase in accounts receivable and other current assets of $0.8 million and $0.4 million, respectively, and (3) capital expenditures totaling $0.3 million. Such decreases were partially offset by decreases in inventories of $0.2 million and increases in accounts payable and accrued compensation of $0.4 million and $0.1 million, respectively.

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

Goodwill. We adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. This standard requires that goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but rather are reviewed for impairment annually, or more frequently if certain indicators arise. Although at March 31, 2003, no impairment of goodwill has been recognized, it is reasonably possible that assumptions upon which the recoverability of goodwill were based could differ in the future. In that event, impairment charges could be required.

Taxes. We account for income taxes using the liability method. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of March 31, 2003, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

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

Further, the spread of the Severe Acute Respiratory Syndrome (SARS) virus and the extent of local preventive measures could affect the production capabilities of our manufacturers, all of which are located in Asia. If this or any factor hinders our ability to obtain products from our manufacturers in a timely basis, there could be significant disruption in our business.

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

In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions. Also, as we start to sell our processor products, we will compete with established embedded microprocessor companies and others. Many of these indirect competitors and microprocessor companies have significantly greater financial, technical, marketing and other resources than PLX. Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business. See “Business — Competition,” and “ — Products” in Part I of Item I of our Form 10-K for the year ended December 31, 2002.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. In the three months ended March 31, 2003 and 2002, net revenues through distributors accounted for approximately 52% and 54%, respectively, of our net revenues. Some of our distributors also market and sell competing products. Distributors may terminate their relationships with us at any time. Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

Sales outside of North America accounted for 58% of our revenues for the three months ended March 31, 2003. In 2002, 2001 and 2000, sales outside of North America accounted for 58%, 44% and 39% of our revenues, respectively. Sales outside of North America may fluctuate in future periods and may continue to account for a large portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio of fixed income securities, including those classified as cash equivalents, of approximately $20.0 million at March 31, 2003. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $0.1 million decrease (less than 1%) in the fair value of our available-for-sale securities.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report on Form 10-Q.

(b)  Changes in internal controls.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Description

2.1(1)	Agreement and Plan of Merger dated April 19, 2000 by and among PLX Technology, Inc., OKW Technology Acquisition Corporation and Sebring Systems, Inc.

11.1*	Sebring Systems, Inc. 1997 Stock Option/Stock Issuance Plan.

99.1	Certification of President Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on June 2, 2000.

(b)	Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLX TECHNOLOGY, INC.

Date: May 2, 2003	By	/s/	Rafael Torres

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

Date: May 2, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

By:	/s/ Rafael Torres Rafael Torres Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

2.1(1)	Agreement and Plan of Merger dated April 19, 2000 by and among PLX Technology, Inc., OKW Technology Acquisition Corporation and Sebring Systems, Inc.

11.1*	Sebring Systems, Inc. 1997 Stock Option/Stock Issuance Plan.

99.1	Certification of President Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on June 2, 2000.