Form 10-Q
period 2003-06-30
PLX TECHNOLOGY INC
filed 2003-08-05
CIK 850579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-25699

PLX Technology, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3008334
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

870 Maude Avenue
Sunnyvale, California    94085
(Address of Principal Executive Offices including Zip Code)

(408) 774-9060
(Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [   ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [       ]     NO [ X ]

      As of August 4, 2003, there were 23,800,785 shares of common stock, par value $0.001 per share, outstanding.

PLX Technology, Inc.
Index To
Report on Form 10-Q
For Quarter Ended June 30, 2003

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                       June 30,    December 31,
                                                         2003          2002(1)
                                                     ------------  ------------
                                                      (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents........................ $      3,877  $      5,482
  Short-term marketable securities.................       17,082        13,131
  Accounts receivable, net.........................        4,517         2,568
  Inventories......................................        2,467         1,003
  Income tax receivable............................           --         3,635
  Other current assets.............................        1,513         1,793
                                                     ------------  ------------
Total current assets...............................       29,456        27,612
Property and equipment, net........................       31,702        31,962
Long-term marketable securities....................        1,000         3,067
Goodwill...........................................       17,074         8,054
Other intangible assets............................        3,323           970
Other assets.......................................          382           310
                                                     ------------  ------------
Total assets.......................................       82,937  $     71,975
                                                     ============  ============
LIABILITIES
Current liabilities:
  Accounts payable................................. $      2,721  $      1,582
  Accrued compensation and benefits................        1,228           932
  Deferred revenues................................          927           613
  Accrued commissions..............................          217           201
  Deferred tax liability...........................          261            --
  Other accrued expenses...........................        1,607           683
                                                     ------------  ------------
Total current liabilities..........................        6,961         4,011
                                                     ------------  ------------
Deferred tax liability.............................          787            --
                                                     ------------  ------------
STOCKHOLDERS' EQUITY
  Common stock, par value..........................           24            21
  Additional paid-in capital.......................       84,215        74,953
  Deferred compensation............................         (185)         (900)
  Notes receivable for employee stock purchases....          (68)          (67)
  Accumulated other comprehensive income...........            5            46
  Accumulated deficit..............................       (8,802)       (6,089)
                                                     ------------  ------------
Total stockholders' equity.........................       75,189        67,964
                                                     ------------  ------------
Total liabilities and stockholders' equity......... $     82,937  $     71,975
                                                     ============  ============

(1) The balance sheet at December 31, 2002 has been derived from the audited financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

                                                     Three Months Ended   Six Months Ended
                                                         June 30,              June 30,
                                                   --------------------  --------------------
                                                       2003       2002       2003       2002
                                                   ---------  ---------  ---------  ---------
Net revenues..................................... $   8,660  $   7,797  $  17,163  $  17,915
Cost of revenues.................................     2,518      2,381      5,033      5,742
                                                   ---------  ---------  ---------  ---------
Gross margin.....................................     6,142      5,416     12,130     12,173
                                                   ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.......................     3,893      3,518      7,606      7,177
  Selling, general and administrative............     3,193      3,298      6,251      6,636
  In-process research and development............       875         --        875         --
  Amortization of purchased intangible assets....       204        133        337        266
                                                   ---------  ---------  ---------  ---------
Total operating expenses.........................     8,165      6,949     15,069     14,079
                                                   ---------  ---------  ---------  ---------
Loss from operations.............................    (2,023)    (1,533)    (2,939)    (1,906)
Interest income and other, net...................       102        255        210        486
                                                   ---------  ---------  ---------  ---------
Loss before provision (benefit) for income taxes.    (1,921)    (1,278)    (2,729)    (1,420)
Provision (benefit) for income taxes.............       (24)      (118)       (16)        11
                                                   ---------  ---------  ---------  ---------
Net loss......................................... $  (1,897) $  (1,160) $  (2,713) $  (1,431)
                                                   =========  =========  =========  =========

Basic and diluted net loss per share............. $   (0.09) $   (0.05) $   (0.13) $   (0.06)
                                                   =========  =========  =========  =========
Shares used to compute basic and
  diluted per share amounts......................    22,214     23,529     21,678     23,440
                                                   =========  =========  =========  =========

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

                                                                        Six Months Ended
                                                                           June 30,
                                                                     --------------------
                                                                         2003       2002
                                                                     ---------  ---------
Cash flows from operating activities
Net loss........................................................... $  (2,713) $  (1,431)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation.....................................................     1,142      1,310
  Amortization of deferred compensation............................       825      1,201
  Amortization of other purchased intangible assets................       337        267
  In process research and development..............................       875         --
  Other non-cash items.............................................        66         (2)
  Changes in operating assets and liabilities:
    Accounts receivable............................................    (1,359)       (18)
    Inventories....................................................      (997)     1,680
    Income tax receivable..........................................     3,635        195
    Other current assets...........................................       442       (935)
    Other assets...................................................       (73)       159
    Accounts payable...............................................       540       (135)
    Accrued compensation and benefits..............................       180         46
    Deferred tax liability.........................................       (28)       435
    Deferred revenues..............................................       314        617
    Other accrued expenses.........................................      (311)       189
                                                                     ---------  ---------
Net cash provided by operating activities..........................     2,875      3,578
                                                                     ---------  ---------
Investing Activities
Payment for the acquisition of HiNT, net of cash acquired..........      (704)        --
Purchases of marketable securities.................................    (5,000)    (7,166)
Sales and maturities of marketable securities......................     3,000      2,000
Purchases of property and equipment................................      (871)      (497)
                                                                     ---------  ---------
Net cash used in investing activities..............................    (3,575)    (5,663)
                                                                     ---------  ---------
Financing Activities
Proceeds from sales of common stock................................        24      1,255
Repurchases of common stock........................................      (922)        --
                                                                     ---------  ---------
Net cash provided by financing activities..........................      (898)     1,255
                                                                     ---------  ---------
Effect of exchange rate fluctuations on cash and cash equivalents..        (7)         6
                                                                     ---------  ---------
Decrease in cash and cash equivalents..............................    (1,605)      (824)
Cash and cash equivalents at beginning of year.....................     5,482      9,631
                                                                     ---------  ---------
Cash and cash equivalents at end of period......................... $   3,877  $   8,807
                                                                     =========  =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiary (collectively, "PLX" or the "Company") as of June 30, 2003 and for the three and six-month periods ended June 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Comprehensive Loss

The Company's comprehensive net loss for the three and six months ended June 30, 2003 and June 30, 2002 was as follows (in thousands):

                                                          Three Months Ended   Six Months Ended
                                                              June 30,              June 30,
                                                        --------------------  --------------------
                                                            2003       2002       2003       2002
                                                        ---------  ---------  ---------  ---------
                                                             (unaudited)           (unaudited)
Net loss..............................................    (1,897)    (1,160)    (2,713)    (1,431)

Unrealized gain (loss) on marketable securities, net..       (31)        96        (49)        46
Cumulative translation adjustments....................         3         --          8         (2)
                                                        ---------  ---------  ---------  ---------
Accumulated other comprehensive loss..................    (1,925)    (1,064)    (2,754)    (1,387)
                                                        =========  =========  =========  =========

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. The recognition provisions of FIN 45 were effective for any guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations or cash flows. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. As disclosed in the Company's Form 10-K for the year ended December 31, 2002, the Company's products are warranted to be free from defect for a period of one year, however, to date, the Company has experienced an immaterial amount of defective product returns. In addition, the Company generally indemnifies, under predetermined conditions, its customers for infringement of third party intellectual property rights by its products or services.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. Adoption of FIN 46 did not have a material impact on the Company's financial position, results of operations or cash flows.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year presentation format with no impact on net loss.

2. Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories were as follows (in thousands):

                               June 30,    December 31,
                                 2003          2002
                             ------------  ------------
                              (unaudited)
Work in process............ $        933  $        338
Finished goods.............        1,534           665
                             ------------  ------------
Total...................... $      2,467  $      1,003
                             ============  ============

3. Stock Based Compensation

The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options and grants since the alternative fair market value accounting provided for under Statement of Financial Accounting Standards (SFAS) No. 123 requires use of grant valuation models that were not developed for use in valuing employee stock options and grants. Under APB Opinion No. 25, if the exercise price of the Company's stock grants and options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

If compensation expense for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                             Three Months Ended   Six Months Ended
                                                                 June 30,              June 30,
                                                           --------------------  --------------------
                                                               2003       2002       2003       2002
                                                           ---------  ---------  ---------  ---------
                                                                (unaudited)           (unaudited)
Net loss as reported..................................... $  (1,897) $  (1,160) $  (2,713) $  (1,431)
Add: Stock-based compensation included in reported
  net loss...............................................       367        549        825      1,201
Deduct: Stock-based compensation cost under SFAS 123.....    (1,163)    (2,610)    (3,049)    (5,420)
                                                           ---------  ---------  ---------  ---------
Pro forma net loss....................................... $  (2,693) $  (3,221) $  (4,937) $  (5,650)
                                                           =========  =========  =========  =========
Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro
  forma net loss per common share - basic and diluted....    22,214     23,529     21,678     23,440

Reported net loss per common share - basic and diluted... $   (0.09) $   (0.05) $   (0.13) $   (0.06)
                                                           =========  =========  =========  =========

Pro forma net loss per common share - basic and diluted.. $   (0.12) $   (0.14) $   (0.23) $   (0.24)
                                                           =========  =========  =========  =========

4. Business Combination

On May 22, 2003, the Company purchased HiNT Corp., a fabless semiconductor supplier of Peripheral Component Interconnect (PCI) and PCI-X bridge chips, for an aggregate purchase price, including assumed liabilities, of $15.6 million. We acquired HiNT Corp. in order to provide electronic-equipment suppliers with a single source for a wide selection of advanced interconnect chips and design support. The PCI, PCI-X, and HyperTransport™ standards are the architectural foundation for a broad range of communications, server, storage and embedded-control systems. The combined company will provide a wide selection of interconnect chips based on these standards. The transaction was accounted for using purchase accounting.

The financial results for the three months ended June 30, 2003 reflect the acquisition from the date the transaction was closed.

The purchase price of the HiNT Corp. acquisition is summarized below (in thousands):

Cash consideration............................ $      3,608
Fair value of common stock issued.............        9,595
Fair value of options and warrants assumed....          457
Assumed liabilities...........................        1,581
Acquisition costs.............................          391
                                                ------------
Total consideration........................... $     15,632
                                                ============

The Company issued an aggregate of 2,996,589 shares of its common stock valued at $9.6 million and cash of $3.6 million. The Company also assumed 267,920 stock options and 3,057 warrants with a total value of approximately $0.5 million. The stock options and warrants were valued using the Black-Scholes valuation model. Additionally, the Company incurred $0.4 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were included as part of the purchase price consideration for this transaction.

PLX recorded $0.1 million in deferred compensation on the unvested options assumed in connection with the acquisition of HiNT Corp. Deferred compensation is being amortized over the remaining vesting period of these assumed options.

Additional consideration of PLX's common stock and cash with a maximum aggregate value of approximately $2.3 million may be paid out in the event HiNT product sales meet certain performance milestones approximately one year following the close of the transaction.

The allocation of the Company's purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below (in thousands). The allocation was based on an independent appraisal and estimate of fair value.

                                                  June 30,
                                                    2003
                                                ------------
Tangible assets............................... $      4,123
Deferred tax liability........................       (1,076)
In-process technology.........................          875
Goodwill and other intangible assets:
    Goodwill..................................        9,020
    Developed/Core Technology.................        1,828
    Customer Base.............................          862
                                                ------------
                                                     11,710
                                                ------------
Net assets acquired........................... $     15,632
                                                ============

Tangible assets acquired were comprised primarily of cash, inventory and accounts receivables. The acquired in-process technology was written-off in the second quarter of 2003. The estimated weighted average useful life of the intangible assets for the developed/core technology and customer base created as a result of the acquisition of HiNT Corp. is approximately five and three years, respectively. The allocation of purchase price is subject to change pending completion of the final analysis of the total purchase price and fair value of the assets acquired and liabilities assumed.

The $875,000 allocation of the purchase price to the acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established and no alternative future uses existed. PLX acquired technology consisting of PCI Bridge and PCI-X solutions. The value was determined by estimating the expected cash flows from the project once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value as defined below.

Net Cash Flows. The net cash flows from the identified project utilized were based on estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from the project. These estimates were based on assumptions mentioned below. The research and development costs excluded costs to bring the acquired in-process project to technological feasibility. The estimated revenues were based on management projections of the acquired in-process project.

Discount Rate. Discounting the net cash flows back to their present value was based on the cost of capital for well-managed venture capital funds which typically have similar risks and returns on investments. The cost of capital used in discounting the net cash flows from acquired in- process technology was 25%.

Percentage of Completion. Percentage of completion was determined using costs incurred by HiNT Corp. prior to the acquisition date compared to the remaining research and development to be completed to bring the project to technological feasibility. As of the acquisition date, the Company estimated the project was approximately 80% complete.

The Company expects to complete the project within nine months from the acquisition date. However, development of this project remains a significant risk to the Company due to the remaining effort to achieve technical feasibility, integration of HiNT Corp. into the Company, employee retention, rapidly changing customer markets and significant competitive threats from numerous companies. Failure to bring these products to market in a timely manner could adversely impact sales and profitability of the Company in the future. Additionally, the value of the intangible assets acquired may become impaired.

Unaudited Pro Forma Financial Results

The unaudited pro forma financial information combines the historical statements of operations of the Company and Hint Corp. for the six-months ended June 30, 2003 and 2002 and gives effect to the transaction, including the amortization of goodwill and other intangible assets and the recognition of deferred compensation, as if they occurred at the beginning of each period presented. The amount of the aggregate purchase price allocated to purchased in-process research and development has been excluded from the pro forma information, as it is a non-recurring item.

The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the dates indicated, nor is it necessarily indicative of future operating results of the combined companies and should not be construed as representative of these amounts for any future periods (in thousands, except per share data).

                                           Three Months Ended   Six Months Ended
                                               June 30,              June 30,
                                         --------------------  --------------------
                                             2003       2002       2003       2002
                                         ---------  ---------  ---------  ---------
Net revenues........................... $   9,713  $   9,298 $   19,634 $   20,647
Net loss............................... $    (941) $    (890)$   (1,648)$     (940)
Net loss per share, basic and diluted.. $   (0.04) $   (0.03)$    (0.07)$    (0.04)
Weighted average shares of common
   stock outstanding...................    23,894     26,526     24,013     26,437

5. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

                                           Three Months Ended   Six Months Ended
                                               June 30,              June 30,
                                         --------------------  --------------------
                                             2003       2002       2003       2002
                                         ---------  ---------  ---------  ---------
Net loss............................... $  (1,897) $  (1,160) $  (2,713) $  (1,431)
                                         =========  =========  =========  =========
Weighted average shares of common
   stock outstanding...................    22,214     23,529     21,678     23,440
                                         =========  =========  =========  =========

Net loss per share - basic and
   diluted............................. $   (0.09) $   (0.05) $   (0.13) $   (0.06)
                                         =========  =========  =========  =========

As the Company incurred a loss for the three and six month periods ended June 30, 2003 and 2002, the effect of dilutive securities, totaling 4.3 million and 3.5 million equivalent shares, respectively, have been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive.

6. Segments of an Enterprise and Related Information

The Company has one operating segment, the sale of semiconductor devices. The President has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components of the Company's business.

Revenues by geographic region based on customer location were as follows (in thousands):

                                           Three Months Ended   Six Months Ended
                                               June 30,              June 30,
                                         --------------------  --------------------
                                             2003       2002       2003       2002
                                         ---------  ---------  ---------  ---------
Revenues:
  North America........................ $   3,398  $   3,153  $   7,005  $   7,574
  Asia - excluding Taiwan..............     2,578      1,929      4,674      3,821
  Europe - excluding France............     1,185      1,025      2,332      2,516
  France...............................       649        987      1,579      2,378
  Taiwan...............................       850        703      1,573      1,626
                                         ---------  ---------  ---------  ---------
Total.................................. $   8,660  $   7,797  $  17,163  $  17,915
                                         =========  =========  =========  =========

For the three months ended June 30, 2003 and 2002, 11% and 23% of net revenues were derived from sales to one and two significant distributors, respectively. For the six months ended June 30, 2003 and 2002, 10% and 25% of net revenues was derived from sales to one and two significant distributors, respectively. No other distributor represented greater than 10% of net revenues. For the three months ended June 30, 2003 a single end customer continues to be a significant customer compared to two end customers historically. The majority of our sales to this end customer is sold through both distributors and contract manufacturers.

7. Income Taxes

There was a $16,000 income tax benefit for the six months ended June 30, 2003 on a pretax loss of $2.7 million , compared to an $11,000 income tax expense on a pretax loss of $1.4 million for the six months ended June 30, 2002. Income tax benefit for the six months ended June 30, 2003 is due to a benefit of $28,000 for amortization of the deferred tax liability associated with non-goodwill intangibles relating to the HiNT Corp. acquisition partially offset by $12,000 of miscellaneous state and foreign income taxes currently payable. The current benefit differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to nondeductible acquisition-related items and losses that are not currently benefited.

Deferred tax assets are recognized when there is sufficient evidence that it is more likely than not that such deferred tax assets will be realized. The company has determined that such evidence does not currently exist. Therefore, a full valuation allowance has been established to reserve the Company's deferred tax asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward- looking statements include, but are not limited to, (i) fluctuation of our gross margins under the sub-heading "Overview," which is subject to the risk, among other risks, that there are changes in product and customer mix, the position of our products in their respective life cycles, and specific product manufacturing costs; (ii) the length of our sales cycle, under the sub-heading "Overview," which is subject to the risk, among other risks, that anticipated sales and shipments in any quarter do not occur when expected; (iii) our anticipated expense levels for amortization of purchased intangible assets and deferred compensation, under the sub-heading "Results of Operations," which is subject to various uncertainties, among them the impact of statements of financial accounting standards that we may be required to adopt in the future; and (iv) the sufficiency of our existing resources and cash generated from operations to meet our capital requirements under the sub- heading "Results of Operations," which is subject to the risk, among other risks, that a decrease in our inventory levels, an increase in our level of investment in new technologies or an increase in the levels of monthly expenses required to launch new products may require that we raise additional funds. Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed above, as well as the reasons noted under the sub-heading "Certain Factors That May Affect Future Operating Results" and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward- looking statements. See "Certain Factors That May Affect Future Operating Results" below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

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

In May of 2003, we acquired HiNT Corp. which markets and sells PCI Bridges and PCI-X products into a variety of applications including networking and telecommunications, personal computer peripheral, imaging, industrial and other embedded applications.

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

RESULTS OF OPERATIONS

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

                                                     Three Months Ended   Six Months Ended
                                                         June 30,              June 30,
                                                   --------------------  --------------------
                                                       2003       2002       2003       2002
                                                   ---------  ---------  ---------  ---------
Net revenues.....................................     100.0%    100.0%    100.0%    100.0%
Cost of revenues.................................      29.1       30.5       29.3       32.0
                                                   ---------  ---------  ---------  ---------
Gross margin.....................................      70.9       69.5       70.7       68.0
                                                   ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.......................      45.0       45.1       44.3       40.1
  Selling, general and administrative............      36.9       42.3       36.4       37.0
  In-process research and development............      10.1         --        5.1         --
  Amortization of purchased intangible assets....       2.4        1.7        2.0        1.5
                                                   ---------  ---------  ---------  ---------
Total operating expenses.........................      94.4       89.1       87.8       78.6
                                                   ---------  ---------  ---------  ---------
Loss from operations.............................     (23.5)     (19.6)     (17.1)     (10.6)
Interest income and other, net...................       1.2        3.3        1.2        2.7
                                                   ---------  ---------  ---------  ---------
Loss before provision (benefit) for income taxes.     (22.3)     (16.3)     (15.9)      (7.9)
Provision (benefit) for income taxes.............      (0.3)      (1.5)      (0.1)       0.1
                                                   ---------  ---------  ---------  ---------
Net loss.........................................     (22.0)%    (14.8)%    (15.8)%     (8.0)%
                                                   =========  =========  =========  =========

Net Revenues

Net revenues consist of product revenues generated principally by sales of our semiconductor devices. Net revenues for the three months ended June 30, 2003 were $8.7 million, an increase of 11.1% from $7.8 million for the three months ended June 30, 2002. The increase was primarily due to higher unit shipments as well as revenues generated from the PCI bridge product acquired as part of the HiNT Corp. acquisition. For the three months ended June 30, 2003 and 2002, 11% and 23% of net revenues were derived from sales of one and two significant distributors, respectively. No other distributor represented greater than 10% of net revenues. For the three months ended June 30, 2003 a single end customer continues to be a significant customer compared to two end customers historically. The majority of our sales to this end customer is sold through both distributors and contract manufacturers.

Net revenues for the six months ended June 30, 2003 were $17.2 million, a decrease of 4.2% from $17.9 million for the six months ended June 30, 2002. The decrease was primarily due to reduced demand from a significant customer, Prediwave, since the first quarter of 2002. For the six months ended June 30, 2003 and 2002, 10% and 25% of net revenues was derived from sales through one and two significant distributors, respectively. No other distributor represented greater than 10% of net revenues.

Gross Margin

Gross margin represents net revenues less the cost of revenues. Cost of revenues includes the cost of purchasing packaged semiconductor devices from our independent foundries and our operating costs associated with the procurement, storage, and shipment of products.

The increase in gross margin to 70.9% for the three months ended June 30, 2003 from 69.5% for the same period in 2002 was primarily related to a benefit of approximately $0.1 million from selling previously written-down inventory. Excluding this benefit, gross margin remained relatively flat at 69.5% for the three months ended June 30, 2003 and 2002.

The increase in gross margin to 70.7% for the six months ended June 30, 2003 from 68.0% for the same period in 2002 was primarily related to a benefit of approximately $0.3 million from selling previously written-down inventory. Excluding this benefit, gross margin increased to 68.8% for the six months ended June 30, 2003 from 68.0% for the same period in 2002. The increase in gross margins is primarily due to shifts in our product and customer mix.

Research and Development Expenses

Research and development (R&D) expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries and deferred compensation are included in research and development expenses.

R&D as a percent of net revenues remained relatively flat at 45.0% for the three months ended June 30, 2003, as compared to 45.1% for the same period in 2002. In absolute dollars, R&D expenses increased to $3.9 million for the three months ended June 30, 2003 from $3.5 million for the same period in 2002. Excluding deferred compensation of $0.4 million and $0.5 million for the three months ended June 30, 2003 and 2002, respectively, R&D increased by $0.5 million to $3.5 million for the three months ended June 30, 2003 from $3.0 million for the same period in 2002. The increase in R&D was primarily due to an increase in non-recurring engineering costs associated with the development of new products and enhancement of existing products as well as compensation expenses relating to the HiNT Corp. acquisition.

The increase in R&D as a percent of net revenues to 44.3% for the six months ended June 30, 2003, as compared to 40.1% for the same period in 2002 was due primarily to a decrease in revenues. In absolute dollars, R&D expenses increased to $7.6 million for the six months ended June 30, 2003 from $7.2 million for the same period in 2002. Excluding deferred compensation of $0.8 million and $1.2 million for the six months ended June 30, 2003 and 2002, R&D increased by $0.8 million to $6.8 million for the six months ended June 30, 2003 from $6.0 million for the same period in 2002. The increase in R&D was primarily due to an increase in non-recurring engineering costs associated with the development of new products and enhancement of existing products as well as compensation expenses relating to the HiNT Corp. acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist primarily of employee-related expenses, professional fees, trade show and other promotional expenses, and sales commissions to manufacturers' representatives.

The decrease in SG&A as a percent of net revenues to 36.9% for the three months ended June 30, 2003, as compared to 42.3% for the same period in 2002 was due primarily to an increase in revenues. In absolute dollars, SG&A expenses decreased by $0.1 million or 3.2% to $3.2 million for the three months ended June 30, 2003 from $3.3 million for the same period in 2002. The decrease was primarily due to lower headcount partially offset by increases in discretionary spending.

SG&A as a percent of net revenues decreased to 36.4% for the six months ended June 30, 2003, as compared to 37.0% for the same period in 2002. In absolute dollars, SG&A expenses decreased by $0.4 million or 5.8% to $6.3 million for the six months ended June 30, 2003 from $6.6 million for the same period in 2002. The decrease was primarily due to lower headcount partially offset by increases in discretionary spending.

In-Process Research and Development

The amounts expensed to in-process research and development in the three and six months ended June 30, 2003 related to the acquisition of HiNT Corp.

The acquired in-process research and development expense of $0.9 million was determined by identifying research projects in areas for which technological feasibility had not been established and no alternative future uses existed. PLX acquired technology consisting of PCI Bridges and PCI-X solutions. The value was determined by estimating the expected cash flows from the project once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value as defined below.

Net Cash Flows. The net cash flows from the identified project utilized were based on estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from the project. These estimates were based on assumptions mentioned below. The research and development costs excluded costs to bring the acquired in-process project to technological feasibility. The estimated revenues were based on management projections of the acquired in-process project.

Discount Rate. Discounting the net cash flows back to their present value was based on the cost of capital for well-managed venture capital funds which typically have similar risks and returns on investments. The cost of capital used in discounting the net cash flows from acquired in- process technology was 25%.

Percentage of Completion. Percentage of completion was determined using costs incurred by HiNT Corp. prior to the acquisition date compared to the remaining research and development to be completed to bring the project to technological feasibility. The Company estimated, as of the acquisition date, the project was approximately 80% complete.

The Company expects to complete the project within nine months from the acquisition date. However, development of this project remains a significant risk to the Company due to the remaining effort to achieve technical feasibility, integration of HiNT Corp. and the Company, employee retention, rapidly changing customer markets and significant competitive threats from numerous companies. Failure to bring these products to market in a timely manner could adversely impact sales and profitability of the Company in the future. Additionally, the value of the intangible assets acquired may become impaired.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets for the three months ended June 30, 2003 was $0.2 million, an increase of 53% from $0.1 million for the three months ended June 30, 2002. Amortization of purchased intangible assets for the six months ended June 30, 2003 was $0.3 million, an increase of 27% from $0.3 million for the six months ended June 30, 2002. The increase for the three and six months ended June 30, 2003 compared to June 30, 2002 is due to additional amortization expense from the newly acquired intangible assets as a result of the HiNT Corp. acquisition (see Note 4 to the condensed consolidated financial statements).

Deferred Compensation

We recorded deferred compensation of $0.1 million related to unvested stock options assumed in connection with the acquisition of HiNT Corp in May 2003. In addition, we recorded deferred compensation of $12.3 million related to stock options granted below fair market value to employees in relation to the acquisition of Sebring Systems in May 2000. Lastly, we recorded deferred compensation of $3.5 million in connection with the grant of stock options below fair market value to our employees in September 2000. The amount of deferred compensation is presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable stock grants.

Amortization of deferred compensation decreased by $0.2 million or 33.2% to $0.4 million for the three months ended June 30, 2003 from $0.5 million from the same period in 2002. Amortization of deferred compensation decreased by $0.4 million or 31.3% to $0.8 million for the six months ended June 30, 2003 from $1.2 million for the same period in 2002. The decrease in deferred compensation for the three and six months ended June 30, 2003 is the result of certain stock options becoming fully vested. This decrease was partially offset by additional deferred compensation recorded from the HiNT Corp. acquisition. Substantially all of these amounts are included in research and development expenses.

We expect to record compensation expenses related to deferred compensation of approximately $0.2 million for the three-months ending September 30, 2003.

Interest Income and Other, Net

Interest income reflects interest earned on average cash, cash equivalents and short-term and long-term marketable securities balances. Interest income and other decreased by $0.2 million or 60.0% to $0.1 million for the three months ended June 30, 2003 from $0.3 million for the same period in 2002. Interest income and other decreased by $0.3 million or 56.8% to $0.2 million for the six months ended June 30, 2003 from $0.5 million for the same period in 2002. The decrease for the three and six months ended June 30, 2003 compared to June 30, 2002 was due primarily to lower rental income as a result of the loss of a subtenant from our office facilities and lower interest earned on the decrease in interest rates.

Provision for Income Taxes

There was a $16,000 income tax benefit for the six months ended June 30, 2003 on a pretax loss of $2,729,000, compared to an $11,000 income tax expense on a pretax loss of $1,420,000 for the six months ended June 30, 2002. Income tax benefit for the six months ended June 30, 2003 is due to a benefit of $28,000 for amortization of the deferred tax liability associated with non-goodwill intangibles relating to the HiNT Corp. acquisition partially offset by $12,000 of miscellaneous state and foreign income taxes currently payable. The current benefit differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to nondeductible acquisition-related items and losses that are not currently benefited.

Deferred tax assets are recognized when there is sufficient evidence that it is more likely than not that such deferred tax assets will be realized. The company has determined that such evidence does not currently exist. Therefore, a full valuation allowance has been established to reserve the Company's deferred tax asset.

Liquidity and Capital Resources

Cash and cash equivalents and short and long-term marketable securities were $22.0 million at June 30, 2003, an increase of $0.3 million from $21.7 million at December 31, 2002. The increase was primarily due to the following: (1) a net loss of $2.7 million adjusted for non- cash expenses of $3.2 million, (2) a decrease in income tax receivable of $3.6 million, and (3) an increase in accounts payable of $0.5 million. Such increases were partially offset by increases in accounts receivable and inventories of $1.4 million and $1.0 million, respectively, (2) net cash paid in connection with the HiNT acquisition of $0.7 million, (3) capital expenditures of $0.9 million, and (4) cash paid for stock repurchases totaling $0.9 million.

As of June 30, 2003, there were no significant changes in purchase commitments outstanding.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies which involve the use of estimates, judgments and assumptions that are significant to understanding our results. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

Allowance for Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on length of time the receivables are past due. We record reserves for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. We have certain customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer's credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material affect on our results of operations in the period in which such changes or events occur.

Goodwill.  We adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. This standard requires that goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but rather are reviewed for impairment annually, or more frequently if certain indicators arise. Although at June 30, 2003, no impairment of goodwill has been recognized, it is reasonably possible that assumptions upon which the recoverability of goodwill were based could differ in the future. In that event, impairment charges could be required.

Taxes. We account for income taxes using the liability method. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of June 30, 2003, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This quarterly report on Form 10-Q contains forward- looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including those set forth below.

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

Other circumstances that can affect our operating results include:

  the timing of significant orders, order cancellations and reschedulings,

  the loss of a significant customer(s),

  our significant customers could lose market share that may affect our business,

  general economic conditions,

  our ability to develop, introduce and market new products and technologies on a timely basis,

  changes in our pricing policies or those of our competitors or suppliers, including decreases in unit average selling prices of our products,

  introduction of products and technologies by our competitors,

  shifts in our product mix toward lower margin products,

  the availability of production capacity at the fabrication facilities that manufacture our products,

  the availability and cost of materials to our suppliers, and political climate.

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

We May Fail To Adequately Integrate Acquired Businesses

In May 2003, we acquired HiNT Corporation, a fabless semiconductor supplier of PCI and PCI-X chips, in a transaction accounted for as a purchase transaction. There can be no assurance that this acquisition will be effectively assimilated into our business. The integration of HiNT will place a burden on our management and infrastructure. Such integrations are subject to risks commonly encountered in making such acquisitions, including, among others, loss of key personnel of the acquired company, loss of key customers and business relationships of the acquired company, the difficulty associated with assimilating and integrating the personnel, operations and technologies of the acquired company, the potential disruption of our ongoing business, and the maintenance of uniform standards, controls, procedures, employees and clients. There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connections with our acquisition of HiNT.

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

  potentially dilutive issuances of equity securities,

  large one-time write-offs,

  the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets,

  difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies,

  diversion of management's attention from other business concerns,

  risks of entering geographic and business markets in which we have no or limited prior experience, and potential loss of key employees of acquired organizations.

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

  the loss of one or more of our current customers; or

  a failure of one or more of our current customers to pay our invoices.

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

Our Independent Manufacturers May Not Be Able To Meet Our Manufacturing Requirements

We do not manufacture any of our semiconductor devices. Therefore, we are referred to in the semiconductor industry as a "fabless" producer of semiconductors. Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications. We currently have third party manufacturers that can produce semiconductors which meet our needs. However, as the semiconductor industry continues to progress towards smaller manufacturing and design geometries, the complexities of producing semiconductors will increase. Decreasing geometries may introduce new problems and delays that may affect product development and deliveries. Due to the nature of the semiconductor industry and our status as a "fabless" semiconductor company, we could encounter fabrication- related problems that may affect the availability of our semiconductor devices, delay our shipments or may increase our costs.

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

In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions. Also, as we start to sell our processor products, we will compete with established embedded microprocessor companies and others. Many of these indirect competitors and microprocessor companies have significantly greater financial, technical, marketing and other resources than PLX. Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business. See "Business -- Competition," and " -- Products" in Part I of Item I of our Form 10-K for the year ended December 31, 2002.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. In the six months ended June 30, 2003 and 2002, net revenues through distributors accounted for approximately 54% and 53%, respectively, of our net revenues. Some of our distributors also market and sell competing products. Distributors may terminate their relationships with us at any time. Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers' representatives.

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

Sales outside of North America accounted for 59% of our revenues for the six months ended June 30, 2003. In 2002, 2001 and 2000, sales outside of North America accounted for 58%, 44% and 39% of our revenues, respectively. Sales outside of North America may fluctuate in future periods and may continue to account for a large portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio of fixed income securities, including those classified as cash equivalents, of approximately $21.3 million at June 30, 2003. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

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

As of the end of the period covered by this report,, we carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report on Form 10-Q.

(b) Changes in internal controls.

There has been no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the acquisition of HiNT Corporation on May 22, 2003, the Company exchanged approximately $3.6 million in cash and 2,996,589 shares of its common stock, valued at $9.6 million, to the former shareholders of HiNT Corporation. The shares were issued in reliance on Rule 506 of Regulation D under the Securities Act of 1933, as amended, and were registered for resale on a Form S-3 (File No. 333-105745) registration statement declared effective on June 11, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 21, 2003, the following individuals were elected to the Board of Directors:

Name	Votes For	Votes Against	Votes Withheld
Michael J. Salameh	18,675,481	127,513	2,337,892
D. James Guzy	18,587,609	215,385	2,337,892
Timothy Draper	18,675,599	127,395	2,337,892
Young K. Sohn	18,650,849	152,145	2,337,892
John H. Hart	18,649,649	153,345	2,337,892
Robert H. Smith	18,675,479	127,515	2,337,892

The following proposals were approved at the Company's Annual Meeting:

	Affirmative Votes	Negative Votes
Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2003	18,446,764	352,620

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
2.2 (1) 10.1*

Agreement and Plan of Reorganization by and among PLX Technology Inc., HT Acquisition Sub, LLC, HiNT Corporation, and Herbert Chang as Shareholders' agent.

Sebring Systems, Inc. 1997 Stock Option/Stock Issuance Plan.

10.2*	HiNT Corporation 2000 Stock Plan.
31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Management contract or compensatory plan or arrangement. (1) Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on May 27, 2003.

(b) Reports on Form 8-K

    A report on Form 8-K was filed by the Company on May 27, 2003 relating to the acquisition of HiNT Corporation.

    A report on Form 8-K was furnished by the Company on April 16, 2003 relating to a press release announcing the Company's preliminary earnings release for the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLX TECHNOLOGY, INC.

Date: August 5, 2003

By: /s/ Rafael Torres
Rafael Torres
Vice President, Finance and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.2 (1) 10.1*

Agreement and Plan of Reorganization by and among PLX Technology Inc., HT Acquisition Sub, LLC, HiNT Corporation, and Herbert Chang as Shareholders' agent.

Sebring Systems, Inc. 1997 Stock Option/Stock Issuance Plan.

10.2*	HiNT Corporation 2000 Stock Plan.
31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________ * Management contract or compensatory plan or arrangement. (1) Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on May 27, 2003.