Form 10-Q
period 2003-09-30
PLX TECHNOLOGY INC
filed 2003-11-03
CIK 850579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [   ]    NO [X]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [       ]     NO [ X ]

      As of October 30, 2003, there were 23,818,640 shares of common stock, par value $0.001 per share, outstanding.

PLX Technology, Inc.
Index To
Report on Form 10-Q
For Quarter Ended September 30, 2003

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                     September 30, December 31,
                                                         2003          2002(1)
                                                     ------------  ------------
                                                      (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents........................ $      9,018  $      5,482
  Short-term marketable securities.................       13,226        13,131
  Accounts receivable, net.........................        4,731         2,568
  Inventories......................................        2,552         1,003
  Income tax receivable............................           --         3,635
  Other current assets.............................          936         1,793
                                                     ------------  ------------
Total current assets...............................       30,463        27,612
Property and equipment, net........................       31,428        31,962
Long-term marketable securities....................           --         3,067
Goodwill...........................................       15,998         8,054
Other intangible assets............................        3,027           970
Other assets.......................................          353           310
                                                     ------------  ------------
Total assets.......................................       81,269  $     71,975
                                                     ============  ============
LIABILITIES
Current liabilities:
  Accounts payable................................. $      1,898  $      1,582
  Accrued compensation and benefits................        1,389           932
  Deferred revenues................................          917           613
  Accrued commissions..............................          227           201
  Other accrued expenses...........................        1,410           683
                                                     ------------  ------------
Total current liabilities..........................        5,841         4,011
                                                     ------------  ------------
STOCKHOLDERS' EQUITY
  Common stock, par value..........................           24            21
  Additional paid-in capital.......................       84,253        74,953
  Deferred compensation............................          (69)         (900)
  Notes receivable for employee stock purchases....          (69)          (67)
  Accumulated other comprehensive income (loss)....          (38)           46
  Accumulated deficit..............................       (8,673)       (6,089)
                                                     ------------  ------------
Total stockholders' equity.........................       75,428        67,964
                                                     ------------  ------------
Total liabilities and stockholders' equity......... $     81,269  $     71,975
                                                     ============  ============

(1) The balance sheet at December 31, 2002 has been derived from the audited financial statements as of that date.

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

                                                     Three Months Ended   Nine Months Ended
                                                      September 30,         September 30,
                                                   --------------------  --------------------
                                                       2003       2002       2003       2002
                                                   ---------  ---------  ---------  ---------
Net revenues..................................... $  10,283  $   8,339  $  27,446  $  26,254
Cost of revenues.................................     2,846      2,435      7,879      8,177
                                                   ---------  ---------  ---------  ---------
Gross margin.....................................     7,437      5,904     19,567     18,077
                                                   ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.......................     3,816      3,565     11,422     10,742
  Selling, general and administrative............     3,301      3,151      9,552      9,787
  In-process research and development............        --         --        875         --
  Amortization of purchased intangible assets....       297        134        634        400
                                                   ---------  ---------  ---------  ---------
Total operating expenses.........................     7,414      6,850     22,483     20,929
                                                   ---------  ---------  ---------  ---------
Income (loss) from operations....................        23       (946)    (2,916)    (2,852)
Interest income and other, net...................       138        258        348        744
                                                   ---------  ---------  ---------  ---------
Income (loss) before provision for income taxes..       161       (688)    (2,568)    (2,108)
Provision for income taxes.......................        32         --         16         11
                                                   ---------  ---------  ---------  ---------
Net income (loss)................................ $     129  $    (688) $  (2,584) $  (2,119)
                                                   =========  =========  =========  =========

Basic net income (loss) per share................ $    0.01  $   (0.03) $   (0.12) $   (0.09)
                                                   =========  =========  =========  =========
Shares used to compute basic per share amounts...    23,797     22,986     22,392     23,316
                                                   =========  =========  =========  =========
Diluted net income (loss) per share.............. $    0.01  $   (0.03) $   (0.12) $   (0.09)
                                                   =========  =========  =========  =========
Shares used to compute diluted per share amounts.    24,442     22,986     22,392     23,316
                                                   =========  =========  =========  =========

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

                                                                        Nine Months Ended
                                                                         September 30,
                                                                     --------------------
                                                                         2003       2002
                                                                     ---------  ---------
Cash flows from operating activities
Net loss........................................................... $  (2,584) $  (2,119)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Depreciation.....................................................     1,723      1,954
  Amortization of deferred compensation............................       942      1,662
  Amortization of purchased intangible assets......................       634        400
  In process research and development..............................       875         --
  Other non-cash items.............................................        91          2
  Changes in operating assets and liabilities:
    Accounts receivable............................................    (1,572)       331
    Inventories....................................................    (1,082)     2,595
    Income tax receivable..........................................     3,635         --
    Other current assets...........................................     1,019       (462)
    Other assets...................................................       (44)       149
    Accounts payable...............................................      (283)      (567)
    Accrued compensation and benefits..............................       367        (77)
    Deferred tax liability.........................................        --        425
    Deferred revenues..............................................       304        460
    Other accrued expenses.........................................      (528)        40
                                                                     ---------  ---------
Net cash provided by operating activities..........................     3,497      4,793
                                                                     ---------  ---------
Investing Activities
Payment for the acquisition of HiNT, net of cash acquired..........      (704)        --
Purchases of marketable securities.................................    (2,200)   (13,150)
Sales and maturities of marketable securities......................     5,000      3,020
Purchases of property and equipment, net of proceeds from sales....    (1,186)      (585)
                                                                     ---------  ---------
Net cash provided by (used in) investing activities................       910    (10,715)
                                                                     ---------  ---------
Financing Activities
Proceeds from sales of common stock................................        62      1,281
Repurchases of common stock........................................      (922)    (3,754)
                                                                     ---------  ---------
Net cash used in financing activities..............................      (860)    (2,473)
                                                                     ---------  ---------
Effect of exchange rate fluctuations on cash and cash equivalents..       (11)        (3)
                                                                     ---------  ---------
Increase (decrease) in cash and cash equivalents...................     3,536     (8,398)
Cash and cash equivalents at beginning of year.....................     5,482      9,631
                                                                     ---------  ---------
Cash and cash equivalents at end of period......................... $   9,018  $   1,233
                                                                     =========  =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, "PLX" or the "Company") as of September 30, 2003 and for the three and nine-month periods ended September 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

The unaudited condensed consolidated financial statements include all of the accounts of the Company and those of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Comprehensive Net Income (Loss)

The Company's comprehensive net income (loss) for the three and nine months ended September 30, 2003 and September 30, 2002 was as follows (in thousands):

                                                     Three Months Ended   Nine Months Ended
                                                      September 30,         September 30,
                                                   --------------------  --------------------
                                                       2003       2002       2003       2002
                                                   ---------  ---------  ---------  ---------
                                                        (unaudited)           (unaudited)
Net income (loss)................................       129       (688)    (2,584)    (2,119)

Unrealized gain (loss) on marketable securities,        (30)        49        (79)        95
Cumulative translation adjustments...............       (13)         1         (5)        (1)
                                                   ---------  ---------  ---------  ---------
Comprehensive net income (loss)..................        86       (638)    (2,668)    (2,025)
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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. The recognition provisions of FIN 45 were effective for any guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations or cash flows. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. As disclosed in the Company's Form 10-K for the year ended December 31, 2002, the Company's products are warranted to be free from defect for a period of one year, however, to date, the Company has experienced an immaterial amount of defective product returns. In addition, the Company generally indemnifies, under predetermined conditions, its customers for infringement of third party intellectual property rights by its products or services. The Company has not recorded a liability associated with these guarantees, as the Company has little or no history of costs associated with such indemnification requirements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to February 1, 2003, the provisions of FIN 46 were originally effective as of the beginning of the three months ended September 30, 2003, however, the FASB subsequently delayed the effective date of this provision until the first interim or annual period ending after December 15, 2003. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. Adoption of FIN 46 did not have a material impact on the Company's financial position, results of operations or cash flows.

2. Stock Based Compensation

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

If compensation expense for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                             Three Months Ended   Nine Months Ended
                                                              September 30,         September 30,
                                                           --------------------  --------------------
                                                               2003       2002       2003       2002
                                                           ---------  ---------  ---------  ---------
                                                           (unaudited)           (unaudited)
Net income (loss) as reported............................ $     129  $    (688) $  (2,584) $  (2,119)
Add: stock-based compensation included in reported
  net income (loss)......................................       117        461        942      1,662
Deduct: stock-based compensation cost under SFAS 123.....    (1,352)    (1,782)    (4,681)    (7,238)
                                                           ---------  ---------  ---------  ---------
Pro forma net loss....................................... $  (1,106) $  (2,009) $  (6,323) $  (7,695)
                                                           =========  =========  =========  =========
Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro
  forma net loss per common share - basic and diluted....    23,797     22,986     22,392     23,316

Pro forma net loss per common share - basic and diluted.. $   (0.05) $   (0.09) $   (0.28) $   (0.33)
                                                           =========  =========  =========  =========
Reported net income (loss) per common share - basic and d $    0.01  $   (0.03) $   (0.12) $   (0.09)
                                                           =========  =========  =========  =========

3. Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories were as follows (in thousands):

                             September 30,  December 31,
                                 2003          2002
                             ------------  ------------
                              (unaudited)
Work in process............ $        475  $        338
Finished goods.............        2,077           665
                             ------------  ------------
Total...................... $      2,552  $      1,003
                             ============  ============

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

The financial results for the three and nine months ended September 30, 2003 reflect the acquisition from the date the transaction was closed.

The purchase price of the HiNT Corp. acquisition is summarized below (in thousands):

                                                (unaudited)

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

After certain adjustments made during the September 2003
quarter, the allocation of the Company's purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below (in thousands).  The allocation was based on a number of factors including a valuation and a fair value appraisal.

                                                September 30,
                                                    2003
                                                ------------
                                                (unaudited)
Net tangible assets........................... $      4,123
In-process technology.........................          875
Goodwill and other intangible assets:
    Goodwill..................................        7,944
    Developed/Core Technology.................        1,828
    Customer Base.............................          862
                                                ------------
                                                     10,634
                                                ------------
Net assets acquired........................... $     15,632
                                                ============

Net tangible assets acquired were comprised primarily of cash, inventory, accounts receivables and accrued liabilities. The acquired in-process technology was written-off in the second quarter of 2003. The estimated weighted average useful lives of the intangible assets for the developed/core technology and customer base acquired in connection with the acquisition of HiNT Corp. are approximately five and three years, respectively.  Amortization of developed/core technology was $91,000 and $131,000 for the three and nine months ended September 30, 2003, respectively. During the September 2003 quarter, a deferred tax asset of approximately $1.1 million was recorded which offset a previously recorded deferred tax liability.  Goodwill was reduced by a similar amount.  The allocation of purchase price is subject to change pending completion of the final analysis of the total purchase price and fair value of the assets acquired and liabilities assumed.

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

Percentage of Completion.  Percentage of completion
was determined using costs incurred by HiNT Corp. prior to the acquisition date compared to the remaining research and development costs to be incurred to bring the project to technological feasibility. As of the acquisition date, the
Company estimated the project was approximately 80% complete.

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

Unaudited Pro Forma Financial Results

The unaudited pro forma financial information combines
the historical statements of operations of the Company and Hint Corp. for the three and nine months ended September 30, 2003 and 2002 and gives effect to the transaction, including the amortization of other intangible assets and the recognition of deferred compensation, as if they occurred at the beginning of each period presented.  The amount of the aggregate purchase price allocated to purchased in-process research and development has been excluded from the pro forma information, as it is a non-recurring item.

The unaudited pro forma information is presented for
illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the dates indicated, nor is it necessarily indicative of future operating results of the combined companies and should not be construed as representative of these amounts for any future periods (in thousands, except per share data).

                                           Three Months Ended   Nine Months Ended
                                            September 30,         September 30,
                                         --------------------  --------------------
                                             2003       2002       2003       2002
                                         ---------  ---------  ---------  ---------
                                         (unaudited)           (unaudited)
Net revenues........................... $  10,283  $   9,905 $   29,917 $   30,552
Net income (loss)...................... $     129  $    (645)$   (1,519)$   (1,585)

Net income (loss) per share - basic.... $    0.01  $   (0.02)$    (0.07)$    (0.06)
                                         ========== ========== ========== ==========
Shares used to compute basic per share     23,797     25,983     22,392     26,313
                                         ========== ========== ========== ==========

Net income (loss) per share - diluted.. $    0.01  $   (0.02)$    (0.07)$    (0.06)
                                         ========== ========== ========== ==========
Shares used to compute diluted per share   24,442     25,983     22,392     26,313
                                         ========== ========== ========== ==========

5. Net Income (Loss) Per Share

The following table sets forth the computation of basic
and diluted net income (loss) per share (in thousands, except per share data):

                                           Three Months Ended   Nine Months Ended
                                            September 30,         September 30,
                                         --------------------  --------------------
                                             2003       2002       2003       2002
                                         ---------  ---------  ---------  ---------
                                         (unaudited)           (unaudited)

Net income (loss)...................... $     129  $    (688) $  (2,584) $  (2,119)
                                         ========== ========== ========== ==========

Weighted average shares of common stock
   outstanding.........................    23,797     22,986     22,392     23,316
                                         ========== ========== ========== ==========

Net income (loss) per share - basic.... $    0.01  $   (0.03) $   (0.12) $   (0.09)
                                         ========== ========== ========== ==========

Shares used in computing basic net income (loss)
   per share...........................    23,797     22,986     22,392     23,316
Dilutive effect of stock options.......       645         --         --         --
                                         ---------- ---------- ---------- ----------
Shares used in computing diluted net income
   (loss)per share.....................    24,442     22,986     22,392     23,316
                                         ========== ========== ========== ==========

Net income (loss) per share - diluted.. $    0.01  $   (0.03) $   (0.12) $   (0.09)
                                         ========== ========== ========== ==========

Employee stock options to purchase approximately 3.7
million shares for the three months period ended September 30, 2003 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.  As the Company incurred a loss for the nine months period ended September 30, 2003, the effect of dilutive securities, totaling 4.3 million equivalent shares, have been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive.  For the three and nine month periods ended September 30, 2002, the effect of dilutive securities, totaling 3.4 million equivalent shares, have been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive.

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

                                           Three Months Ended   Nine Months Ended
                                            September 30,         September 30,
                                         --------------------  --------------------
                                             2003       2002       2003       2002
                                         ---------  ---------  ---------  ---------
                                         (unaudited)           (unaudited)
Revenues:
  North America........................ $   3,198  $   3,481  $  10,203  $  11,055
  Asia - excluding Taiwan..............     3,031      2,090      7,705      5,911
  Europe - excluding France............     1,374      1,188      3,706      3,704
  France...............................     1,284      1,127      2,863      3,505
  Taiwan...............................     1,396        453      2,969      2,079
                                         ---------  ---------  ---------  ---------
Total.................................. $  10,283  $   8,339  $  27,446  $  26,254
                                         =========  =========  =========  =========

For the three months ended September 30, 2003, approximately 12%
of net revenue was derived from sales to one distributor.  For the same period in 2002, 24%
of net revenues were derived from sales to two distributors, each of whom individually accounted for 10% or more of net revenue during this period.  For the nine months ended
September 30, 2003 and 2002, 10% and 13% of net revenues were derived from sales to one distributor.  No other distributor represented greater than 10% of net revenues.

7. Income Taxes

Income tax expense of $16,000 was recorded for the nine months ended September 30, 2003 compared to an income tax expense of $11,000 for the nine months ended September 30, 2002.  Income tax expense for the nine months ended
September 30, 2003 is primarily due to miscellaneous state and foreign income taxes currently payable.  The current expense differs from the expected benefit derived primarily due to nondeductible acquisition-related items and losses that are not currently benefited.

Deferred tax assets are recognized when there is sufficient evidence that it is more likely than not that such deferred tax assets will be realized.  The company has determined that such evidence does not currently exist.  Therefore, a full valuation allowance has been established to reserve the Company's net deferred tax assets.

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

In May of 2003, we acquired HiNT Corp. which markets and
sells PCI Bridges and PCI-X products into a variety of applications including networking and telecommunications, personal computer, peripheral, imaging, industrial and other embedded applications.

We utilize a "fabless" semiconductor business model
whereby we purchase wafers and packaged and tested semiconductor devices from independent manufacturing foundries.  This approach allows us to focus on defining, developing, and marketing our products and eliminates the need for us to invest large amounts of capital in manufacturing facilities and work-in-process inventory.

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

The time period between initial customer evaluation and
design completion can range from six to twelve months or more.  Furthermore, there is typically an additional six to twelve month or greater period after design completion before a customer requests volume production of our products.
Due to the variability and length of these design cycles and variable demand from customers, we may experience significant fluctuations in new orders from month to month.  In addition, we typically make inventory purchases prior to receiving customer orders.  Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results for that quarter and potentially future quarters would be materially and adversely affected.

Our long-term success will depend on our ability to introduce new products.  While new products typically generate little or no revenues during the first twelve months following their introduction, our revenues in subsequent periods depend upon these new products.  Due to the lengthy sales cycle and additional time before our customers request volume production, significant revenues from our new products typically occur twelve to twenty-four months after product introduction.  As a result, revenues from newly introduced products have, in the past, produced a small percentage of our total revenues in the year the product was introduced.  See "Certain Factors That May Affect
Future Operating Results -- Our Lengthy Sales Cycle Can Result in Uncertainty
and Delays with Regard to Our Expected Revenues."

 RESULTS OF
OPERATIONS

The following table summarizes historical results of
operations as a percentage of net revenues for the periods shown.

                                                     Three Months Ended   Nine Months Ended
                                                      September 30,         September 30,
                                                   --------------------  --------------------
                                                       2003       2002       2003       2002
                                                   ---------  ---------  ---------  ---------
Net revenues.....................................     100.0%    100.0%    100.0%    100.0%
Cost of revenues.................................      27.7       29.2       28.7       31.1
                                                   ---------  ---------  ---------  ---------
Gross margin.....................................      72.3       70.8       71.3       68.9
                                                   ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.......................      37.1       42.8       41.6       40.9
  Selling, general and administrative............      32.1       37.8       34.8       37.3
  In-process research and development............        --         --        3.2         --
  Amortization of purchased intangible assets....       2.9        1.6        2.3        1.5
                                                   ---------  ---------  ---------  ---------
Total operating expenses.........................      72.1       82.2       81.9       79.7
                                                   ---------  ---------  ---------  ---------
Income (loss) from operations....................       0.2      (11.4)     (10.6)     (10.8)
Interest income and other, net...................       1.3        3.1        1.3        2.8
                                                   ---------  ---------  ---------  ---------
Income (loss) before provision for income taxes..       1.5       (8.3)      (9.3)      (8.0)
Provision for income taxes.......................       0.3         --        0.1         --
                                                   ---------  ---------  ---------  ---------
Net income (loss)................................       1.2%     (8.3)%     (9.4)%     (8.0)%
                                                   =========  =========  =========  =========

Net Revenues

Net revenues consist of product revenues generated
principally by sales of our semiconductor devices.  Net revenues for the three months ended September 30, 2003 were $10.3 million, an increase of 23.3% from
$8.3 million for the three months ended September 30, 2002.  The increase was primarily due to higher unit shipments as well as revenues generated from the
PCI bridge product acquired as part of the HiNT Corp. acquisition.  For the three months ended September 30, 2003, approximately 12% of net revenue was derived from sales to one distributor.  For the same period in 2002, 24% of net revenues was derived from sales to two distributors, each of whom individually accounted for 10% or more of net revenue during this period.  No other distributor represented greater than 10% of net revenues.

Net revenues for the nine months ended September 30, 2003
were $27.4 million, an increase of 4.5% from $26.3 million for the nine months ended September 30, 2002.  The increase was primarily due to higher unit shipments as well as revenues generated from the PCI bridge product acquired as part of the HiNT Corp. acquisition.  For the nine months ended September 30,
2003 and 2002, 10% and 13%, respectively, of net revenues were derived from sales to one distributor.  No other distributor represented greater than 10% of net revenues.

Gross Margin

Gross margin represents net revenues less the cost of
revenues.  Cost of revenues includes the cost of (1) purchasing semiconductor devices from our independent foundries, (2) package, assembly and test services from our independent foundries and assembly and test contractors and (3) our operating costs associated with the procurement, storage, and shipment of products.

Gross margin for the three months ended September 30, 2003
was 72.3%, an increase of 1.5% from 70.8% for the same period in 2002.
Excluding benefits from selling previously written-down inventory of approximately $0.2 million and $0.3 million for the three months ended September
30, 2003 and 2002, respectively, gross margin increased to 70.7% for the three months ended September 30, 2003, from 67.4% for the same period in 2002.  The increase in gross margin was primarily due to shifts in our product and customer mix.

Gross margin for the nine months ended September 30, 2003 was
71.3%, an increase of 2.4% from 68.9% for the same period in 2002. Excluding benefits from selling previously written-down inventory of approximately $0.5 million and $0.3 million for the nine months ended September 30, 2003 and 2002, respectively, gross margin increased to 69.5% for the nine months ended
September 30, 2003, from 67.8% for the same period in 2002.  The increase in gross margin was primarily due to shifts in our product and customer mix.

Research and Development Expenses

Research and development (R&D) expenses consist
primarily of salaries and related costs of employees engaged in research, design, and development activities.  In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries and deferred compensation are included in research and development expenses.

R&D as a percent of net revenues decreased to 37.1% for
the three months ended September 30, 2003, as compared to 42.8% for the same period in 2002.  The percentage decrease is due primarily to an increase in revenues.  In absolute dollars, R&D expenses increased to $3.8 million for the three months ended September 30, 2003 from $3.6 million for the same period in 2002.  Excluding deferred compensation of $0.1 million and $0.5 million for the three months ended September 30, 2003 and 2002, respectively, R&D increased by $0.6 million to $3.7 million for the three months ended September
30, 2003 from $3.1 million for the same period in 2002.   The increase in
R&D was primarily due to (1) increases in compensation expenses due to added headcount from the HiNT Corp. acquisition and (2) increases in consulting expenses and engineering tools expense associated with the development of new products and enhancement of existing products.  These increases were partially offset by a decrease in non-recurring engineering costs.

R&D as a percent of net revenues increased to 41.6% for
the nine months ended September 30, 2003, as compared to 40.9% for the same period in 2002.  In absolute dollars, R&D expenses increased to $11.4 million for the nine months ended September 30, 2003 from $10.7 million for the same period in 2002.  Excluding deferred compensation of $0.9 million and $1.7 million for the nine months ended September 30, 2003 and 2002, R&D increased by $1.4 million to $10.5 million for the nine months ended September 30, 2003
from $9.1 million for the same period in 2002.    The increase in R&D, both
in absolute dollars and as a percentage of revenues, was primarily due to (1)
increases in compensation expenses due to added headcount from the HiNT Corp.
acquisition and (2) increases in consulting expenses, engineering tools expense, and non-recurring engineering costs, all of which are associated with the development of new products and enhancement of existing products. We expect R&D expenses in absolute dollars will likely increase in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses
consist primarily of employee-related expenses, professional fees, trade show and other promotional expenses, and sales commissions to manufacturers'
representatives.

SG&A as a percent of net revenues decreased to 32.1% for
the three months ended September 30, 2003, as compared to 37.8% for the same period in 2002.  The decrease is due primarily to an increase in revenues.  In absolute dollars, SG&A expenses increased by $0.1 million or 4.8% to $3.3 million for the three months ended September 30, 2003 from $3.2 million for the same period in 2002.  The increase was due primarily to higher sales commission resulting from increased revenues and higher marketing expenses related to our marketing campaign surrounding our PCI Bridge products acquired from HiNT
Corp.

SG&A as a percent of net revenues decreased to 34.8% for
the nine months ended September 30, 2003, as compared to 37.3% for the same period in 2002.  In absolute dollars, SG&A expenses decreased by $0.2 million or 2.4% to $9.6 million for the nine months ended September 30, 2003 from $9.8 million for the same period in 2002.  The decrease in SG&A, both in absolute dollars and as a percentage of revenues, was primarily due to lower compensation expenses as a result of lower average headcount partially offset by higher marketing expenses related to our marketing campaign surrounding our PCI
Bridge products acquired from HiNT Corp. We expect SG&A expenses in absolute dollars will likely increase in future periods.

In-Process Research and Development

The amounts expensed to in-process research and
development for the nine months ended September 30, 2003 related to the acquisition of HiNT Corp.

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

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets for the three
months ended September 30, 2003 was $0.3 million, an increase of 121.6% from
$0.1 million for the three months ended September 30, 2002.  Amortization of purchased intangible assets for the nine months ended September 30, 2003 was
$0.6 million, an increase of 58.5% from $0.4 million for the nine months ended
September 30, 2002.  The increase for the three and nine months ended September
30, 2003 compared to September 30, 2002 is due to additional amortization expense from developed/core technology and customer base acquired as a result of the HiNT Corp. acquisition in May 2003 (see Note 4 to the condensed consolidated financial statements).

Deferred Compensation

We recorded deferred compensation of $0.1 million related
to unvested stock options assumed in connection with the acquisition of HiNT
Corp in May 2003.  We also recorded deferred compensation of $3.5 million in connection with the grant of stock options below fair market value to our employees in September 2000.  In addition, we recorded deferred compensation of
$12.3 million related to stock options granted below fair market value to employees in relation to the acquisition of Sebring Systems in May 2000.  The amount of deferred compensation is presented as a reduction of stockholders'
equity and amortized ratably over the vesting period of the applicable stock grants.

Amortization of deferred compensation decreased by $0.4
million or 74.6% to $0.1 million for the three months ended September 30, 2003 from $0.5 million from the same period in 2002.  Amortization of deferred compensation decreased by $0.8 million or 43.3% to $0.9 million for the nine months ended September 30, 2003 from $1.7 million for the same period in 2002.
The decrease in deferred compensation for the three and nine months ended
September 30, 2003 is primarily the result of certain stock options becoming fully vested.  This decrease was partially offset by additional deferred compensation expense recorded from the HiNT Corp. acquisition.  Substantially all of these amounts are included in research and development expenses.

We expect to record deferred compensation expenses
of approximately $25,000 for the three-months ending December 31,
2003.

Interest Income and Other, Net

Interest income reflects interest
earned on cash, cash equivalents and short-term and long-term marketable securities balances. Interest income and other decreased by $0.2 million or
46.5% to $0.1 million for the three months ended September 30, 2003 from $0.3 million for the same period in 2002.  Interest income and other decreased by
$0.4 million or 53.2% to $0.3 million for the nine months ended September 30,
2003 from $0.7 million for the same period in 2002.  The decrease for the three and nine months ended September 30, 2003 compared to September 30, 2002 was due primarily to lower rental income as a result of the loss of a subtenant from our office facilities partially offset by interest received on certain income tax refunds.

Provision for Income Taxes

Income tax expense of $16,000 was recorded for the nine
months ended September 30, 2003 compared to an  income tax expense of $11,000 for the nine months ended September 30, 2002.  Income tax expense for the nine months ended September 30, 2003 is primarily due to miscellaneous state and foreign income taxes currently payable.  The current expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to nondeductible acquisition-related items and losses that are not currently benefited.

Deferred tax assets are recognized when there is sufficient
evidence that it is more likely than not that such deferred tax assets will be realized.  The company has determined that such evidence does not currently exist.  Therefore, a full valuation allowance has been established to reserve the Company's net deferred tax asset.

Liquidity and Capital Resources

Cash and cash equivalents and short and long-term
marketable securities were $22.2 million at September 30, 2003, an increase of $0.5 million from $21.7 million at December 31, 2002.  The increase was primarily due to the following: (1) a net loss of $2.6 million adjusted for non-
cash expenses of $4.3 million, and (2) decreases in income tax receivable and other current assets of $3.6 million and $1.0 million, respectively.  This was partially offset by increases in accounts receivable and inventories of $1.6 million and $1.1 million, respectively, (2) a decrease in other accrued expenses of $0.5 million, (3) net cash paid in connection with the HiNT acquisition of
$0.7 million, (4) capital expenditures of $1.2 million, and (5) cash paid for stock repurchases totaling $0.9 million.

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock.  We may repurchase the shares from time to time in the open market or in privately negotiated transactions, at the discretion of our management.
As of September 30, 2003, approximately 764,000 shares had been repurchased pursuant to this program.

As of September 30, 2003, there were no significant changes
in purchase commitments outstanding.

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
Although at September 30, 2003, no impairment of goodwill has been recognized, it is reasonably possible that assumptions upon which the recoverability of goodwill were based could differ in the future.  In that event, impairment charges could be required.

Taxes.  We account for income taxes using the
liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of September 30,
2003, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

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

  the timing of significant orders, order cancellations and
reschedulings,

  the loss of a significant customer(s),

  our significant customers could lose market share that
may affect our business,

  our ability to develop, introduce and market new products
and technologies on a timely basis,

  introduction of products and technologies by our
competitors,

  shifts in our product mix toward lower margin
products,

  changes in our pricing policies or those of our
competitors or suppliers, including decreases in unit average selling prices of our products,

  the availability of production capacity at the
fabrication facilities that manufacture our products,

  the availability and cost of materials to our suppliers,

  general economic conditions, and

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

  large one-time write-offs,

  the incurrence of debt and contingent liabilities or
amortization expenses related to other intangible assets,

  difficulties in the assimilation of operations,
personnel, technologies, products and the information systems of the acquired companies,

  diversion of management's attention from other business
concerns,

  risks of entering geographic and business markets in
which we have no or limited prior experience, and

  potential loss of key employees of acquired
organizations.

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

A Large Portion Of Our Revenues Is Derived From Sales To
Third-Party Distributors Who May Terminate Their Relationships With Us At Any
Time

We depend on distributors to sell a significant portion of
our products.  For the nine months ended September 30, 2003 and 2002, net revenues through distributors accounted for approximately 60.0% and 52.9%, respectively, of our net revenues.  Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products.  We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors.  The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers' representatives.

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

Because We Sell Our Products To Customers Outside Of North
America And Because Our Products Are Incorporated With Products Of Others That
Are Sold Outside Of North America We Face Foreign Business, Political And
Economic Risks

Sales outside of North America accounted for 62.8% of our
revenues for the nine months ended September 30, 2003.  In 2002, 2001 and 2000, sales outside of North America accounted for 58.4%, 43.7% and 39.3% of our revenues, respectively.  Sales outside of North America may fluctuate in future periods and may continue to account for a large portion of our revenues.  In addition, equipment manufacturers who incorporate our products into their products sell their products outside of North America, thereby exposing us indirectly to foreign risks.  Further, most of our semiconductor products are manufactured outside of North America.  Accordingly, we are subject to international risks, including:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio of fixed income
securities, including those classified as cash equivalents, of approximately
$21.4 million at September 30, 2003.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

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

As of the end of the period covered by this report, we
carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report on Form 10-Q.

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

10.1*

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

 (b) Reports on Form 8-K

  A report on Form 8-K/A was filed by the Company on August
5, 2003 relating to the acquisition of HiNT Corporation.

  A report on Form 8-K was furnished by the Company on July
16, 2003 relating to a press release announcing the Company's preliminary earnings release for the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act
of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLX TECHNOLOGY, INC.

Date: November 3, 2003

By: /s/ Rafael Torres

Rafael Torres

  Vice President, Finance and
                            Chief Financial Officer
                           (Authorized Officer and
                           Principal Financial Officer)

EXHIBIT INDEX

 Exhibit
Number

Description

10.1*

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
2002.

 ___________

 *  Management contract or compensatory plan or arrangement.  Also provide in PDF as a courtesy.