Form 10-K
period 2003-12-31
PLX TECHNOLOGY INC
filed 2004-02-27
CIK 850579

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.001 par value per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [ X ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [     ]     NO [ X ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's common stock on June 30, 2003, as reported on The Nasdaq National Market, was approximately $66,027,820. Shares of common stock held by each executive officer and director and by each person who to the registrant's knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares of common stock outstanding at February 24, 2004 was 23,907,012.

DOCUMENTS INCORPORATED BY REFERENCE

      PART III OF THIS REPORT ON FORM 10-K INCORPORATES INFORMATION BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT FOR ITS 2004 ANNUAL MEETING OF STOCKHOLDERS -- ITEMS 10, 11, 12, 13, AND 14.

PLX Technology, Inc.
INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2003

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements include, without limitation, the statements regarding (a) the growing demand for standards-based components such as our semiconductor devices that connect systems together, (b) our objective to expand our advantages in data transfer technology, under the heading "Item 1, Business - Overview"; our expectation that we will support new I/O standards where appropriate, under the heading "Item 1, Business - The PLX Solution"; the statements regarding (a) our objective to continue to expand our market position as a developer and supplier of I/O connectivity solutions for high performance systems, (b) our plan to target those applications where we believe we can attain a leadership position, (c) that we seek to integrate additional I/O-related functions into our semiconductor devices, (d) our belief that our understanding of I/O technology trends and market requirements allows us to bring to market more quickly new products that support the latest I/O technology, under the heading "Item 1, Business - Strategy"; that we continue to integrate more functionality in our semiconductor devices and continue to enhance and expand our software development kits under the heading "Item 1, Business - Technology"; the statements regarding (a) our belief with respect to the principal factors of competition in the business, (b) our belief that we compete favorably with respect to each of those factors, under the heading "Item 1, Business - Competition"; the statements regarding (a) our expectation that revenues related to sales through distributors will continue to account for a significant portion of total revenues, (b) our belief that providing customers with comprehensive product support is critical to remaining competitive in the markets we serve, (c) our belief that our close contact with customer design engineers provides valuable input into existing product enhancements and next generation product specifications, under the heading "Item 1, Business - Sales, Marketing and Technical Support"; (a) our expectation that we will continue to make substantial investments in research and development and to participate in the development of industry standards, (b) our expectation that we will periodically seek to hire additional development engineers, under the heading "Item 1, Business - Research and Development"; our belief that the transition of our products to smaller geometries will be important for us to remain competitive under the heading "Item 1, Business - Manufacturing"; our plan to seek patent protection when necessary, under the heading "Item 1, Business - Intellectual Property"; our belief that our current facility will be adequate through 2004 under the heading "Item 2, Properties"; the statement regarding our intention to retain earnings for use in our business and not to pay any cash dividend in the foreseeable future under the heading "Item 5, Market for Registrant's Common Equity and Related Stockholder Matters"; our belief that our long-term success will depend on our ability to introduce new products under the heading "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview''; the statement regarding our expectation to record amortization of deferred compensation related to the stock grants of approximately $32,000, $6,000, $4,000, and $2,000 for 2004, 2005, 2006, and 2007, respectively, under the heading "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations''; our belief that our existing resources, together with cash expected to be generated from our operations, will be sufficient to meet our capital requirements for at least the next twelve months under the heading "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Operating Results" and are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. These cautionary statements should be considered in the context of the factors listed under the heading "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Operating Results," as well as those disclosed from time to time in our reports on Forms 10-Q and 8-K and our Annual Reports to Stockholders.

PART I

ITEM 1: BUSINESS

Overview

     PLX Technology, Inc. ("PLX" or the "Company"), a Delaware corporation established in May 1986, develops and supplies semiconductor devices that accelerate and manage the transfer of data in networking and telecommunications, enterprise storage, servers, personal computers, imaging and industrial equipment. We offer a complete solution consisting of three related types of products: semiconductor devices, software development kits and hardware design kits. Our semiconductor devices simplify the development of data transfer circuits in high-performance embedded systems and computers and are compatible with microprocessors such as Motorola's PowerPC, Intel's i960 and StrongArm, Broadcom's MIPS, PMC-Sierra's MIPS, and DSPs from companies such as Texas Instruments. Our software development kits and hardware design kits promote sales of our semiconductor devices by lowering customers' development costs and by accelerating their ability to bring new products to market.

     In the last decade, demand for networking, telecommunications, storage, imaging and other equipment that transmits, stores and processes information rapidly has increased due to:

  growth of the Internet,
  deployment of high-speed networking, and
  proliferation of multimedia.

     Suppliers of this equipment seek to reduce product development time and to use their scarce engineering resources more efficiently. Until the mid 90's, these suppliers typically developed their own system components and the connections between the components. Now, however, they are increasingly building their equipment based on industry standard connection methods and purchasing components supplied by other companies that comply with these standards. By doing so, they reduce the time and resources required for product development. Consequently, there is a growing demand for standards-based components that connect systems together, such as our semiconductor devices. The majority of products we ship today are based on Peripheral Component Interconnect, or PCI, an interconnect standard that is widely used in our markets. PLX is an active member of many of the trade associations that define current and future interconnect standards including PCI™, CompactPCI®, PCI-X®, PCI Express™, Advanced Switching, PCI™ and PCI-X® Bridges and HyperTransport™.

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

     Markets for electronic equipment that rely on high-performance embedded systems include the following:

  Networking and Telecommunications. Networking and telecommunications applications include digital telephony, multimedia gateways, wireless base stations, remote access concentrators and servers, routers, switches and cable modem equipment. This market segment has grown rapidly due to the rise of the Internet and the proliferation of high bandwidth communication technologies such as Fast Ethernet, Gigabit and 10 Gigabit Ethernet, Asynchronous Transfer Mode, or ATM, cable modems, Digital Subscriber Line, or xDSL, and Voice-over-IP, or VoIP.

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

     As data transfer requirements for the I/O subsystem have increased, so has the complexity of its interface logic and related software. Until a few years ago, most embedded systems used simple I/O subsystems that contained limited logic and rudimentary software, if any. Complex I/O subsystem components such as processors, elaborate control logic and advanced software were costly, and therefore their use was confined to very high-end equipment such as mainframe computers. Furthermore, the lack of widely accepted I/O standards impeded the use of complex I/O subsystems in other than high-end applications. However, advances in semiconductor technology combined with the widespread adoption of standards in embedded systems have enabled the development of highly integrated semiconductor devices that can better manage I/O subsystem performance at lower cost.

Penetration of I/O Standards in Embedded Systems

     Until the mid 90's, embedded systems manufacturers relied on a wide variety of proprietary solutions and a fragmented set of industry standard I/O architectures. For example, many networking, imaging, storage and industrial applications employed proprietary architectures to meet their specific performance and cost requirements. A mix of standard buses such as VMEbus, Multibus and ISA was used in some industrial, telecommunications and military applications. Embedded system software was even more fragmented with many proprietary and application specific software architectures in use. While embedded developers could take advantage of many standard microprocessor, memory and peripheral components supplied by external vendors, the lack of acceptable I/O standards forced many to develop custom I/O subsystems internally, placing a heavy demand on development resources.

     The deployment of the PCI standard was one of the catalysts for the widespread adoption of I/O standards in embedded systems. In the early 1990s, PC and server manufacturers developed PCI, a new standard hardware architecture to connect the major components of their systems at high speed. It offered up to a one hundred times improvement in I/O data transfer rates over the previous architectures. By the mid-1990s, PCI became the most widely used bus architecture in the PC market. Consequently, many suppliers of peripheral semiconductor components used in PCs adopted PCI as the standard system interface. In addition to penetrating the PC and server market, PCI is now established as a standard I/O architecture for many high- performance embedded systems because it allows the use of low cost and state-of- the-art peripheral semiconductor components developed for the PC market and provides a foundation for embedded system interoperability. PCI also offers equivalent or superior performance to the in-house developed standards of many embedded equipment suppliers. Furthermore, the use of PCI enables faster time to market, lower development cost and the ability to quickly integrate new I/O components.

     New standards are emerging to meet increasing system performance needs. PCI-X, a standard now widely used in servers, is an evolutionary improvement to PCI. PCI-Express is a next-generation PCI standard now in the early commercialization phase. Other standards, such as HyperTransport, InfiniBand, Rapid I/O and Ethernet, are also used in varying degrees to interconnect system components.

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

     Instead of developing all the hardware and software technology internally, systems developers seek to focus their scarce engineering resources on the proprietary features of their products. By using standard semiconductor devices in the I/O subsystem instead of custom-designed devices they are able to implement the basic framework of the system more easily and thereby reduce the I/O subsystem design effort resulting in faster time-to-market and lower development cost. Standard products allow the design teams to concentrate their efforts on differentiating hardware and software features. In addition to standard interconnect semiconductor devices, system designers can benefit from several other design elements, such as data control software, hardware design kits and third-party development tools to complete their development work in a timely manner. These additional elements simplify development and improve time to market. They provide design teams with proven hardware and software design examples and the tools to adapt these examples to their needs.

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

     Our solution consists of three related products:

  interconnect semiconductor devices,
  software development kits which assist in developing systems that incorporate our semiconductor devices, and hardware design kits that allow development of a system using our semiconductor devices and software development kits.

     Development tools provided by third parties support these three related products. Our products are designed for use in a variety of applications including networking and telecommunications, enterprise storage, servers, imaging and industrial. Our chips are highly integrated, cost-effective semiconductor devices that optimize the flow of data and simplify the development of high-performance I/O subsystems. Our software development kits and hardware design kits promote sales of our semiconductor devices by lowering customers' development costs and allowing them to bring new products to market more quickly.

     PLX products shipping today provide I/O connectivity solutions mainly for the PCI standard. As new I/O standards evolve, we expect to support them where appropriate. We are in the process of developing chips that implement the PCI Express standard. More than 1,000 electronic equipment manufacturers use PLX semiconductor devices in a wide variety of applications.

Strategy

     Our objective is to continue to expand our market position as a developer and supplier of I/O connectivity solutions for high-performance systems. Key elements of our strategy include the following:

     Focus on High-Growth Markets. We focus on the high-growth communications, storage, server and embedded control markets. Within these markets, there are many highly differentiated applications with different design criteria such as product function, performance, cost, power consumption, software, size limitations and design support. The requirements of many of these differentiated applications are addressed by our products, and we target those applications where we believe we can attain a leadership position.

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

     Drive I/O Subsystem Standards for Embedded Applications. We believe that our understanding of I/O technology trends and market requirements allows us to bring to market more quickly new products that support the latest I/O technologies. Through our participation in key industry groups responsible for standards such as the PCI Special Interest Group, the PCI Industrial Computer Manufacturer's Group (PICMG), PCI-X Manufacturers' Group, HyperTransport Consortium, and the Arapahoe Working Group (PCI-Express), we have taken an active role in defining new I/O standards.

     Strengthen and Expand Industry Relationships. We work with industry leaders in developing hardware and software development tools and marketing programs that promote the use of each company's products and promoting industry standards. Partners include AMD, Broadcom, Bustronics, Intel, Jungo, Kaparel, Microsoft, Motorola, Pigeon Point, PMC Sierra, RamBus, Texas Instruments and Wind River. As a result of these relationships, we enable embedded systems designers to choose the best products for their particular applications while still employing our product as the core of their I/O subsystem design.

Customers

     We supply our products to customers for a wide variety of high-performance communications infrastructure applications including networking, telecommunications, and enterprise storage. We also have sales in other markets such as the imaging, industrial, personal computer, server, and consumer markets. The typical product life cycle of a high performance embedded system is one to two years or more of product development and initial marketing activity followed by two to five years or more of volume production, assuming the product is successful in the market. The embedded system design team typically selects the sole-source hardware and software components early in the design cycle. Generally, the embedded system will incorporate these same components throughout its product life because changes require an expensive re-engineering effort. Therefore, when our products are designed into an embedded system, they are likely to be used in that system throughout its two to five year or more production life.

     Our products are standard semiconductor devices that may be incorporated into equipment used in several of our target markets. More than 1000 electronic equipment manufacturers incorporate our semiconductor devices in their products.

     The following table lists representative customers that purchased directly or through distributors more than $100,000 of our products in 2003.

Networking/Telecommunications Enterprise Storage
Accton Technology             Fujitsu
Alcatel                       Hewlett-Packard
Allied Telesyn                IBM
Artesyn Technologies
Avaya
Beijing Enti Corporation      Imaging/Industrial/Medical
Beijing Sapac Hi-Tech Inc     ABB
Brain Boxes                   Aristocrat
Brooktrout Technologies       Comtrol Corporation
Cisco Systems                 Dr Johannes Heidenhain GMBH
Digi International            Electronics for Imaging, Inc
Eicon Technology              ESD
Hewlett-Packard               Euresys
Hitachi                       Fuji Xerox
Huawei                        General Electric
Intel                         Geovision
Lucent Technologies           Hangzhou Hikvision Digital Technology Co., LTD
Marconi                       Hewlett-Packard
Motorola                      Kofax Image Products
NEC                           Kuowell Electronics Corporation
Nortel Networks               Matrox
On-Line Development           Matsushita
Performance Technology        Measurement Computing
Polycom                       Moxa Technologies
Pyxis Corporation             Optibase
Quatech                       Provideo Multimedia Co., LTD
Radisys                       Rayon Technologies
Sagem                         SBS Technologies
Sea Level Systems             Siemens
Solectron                     Taito
Terayon
Toshiba
UT Starcom

Products

     Our products consist of interconnect semiconductor devices, software development kits and hardware design kits. Development tools provided by third parties support these three design elements. The sales of these semiconductor devices account for a majority of our revenues. We generate less than 1% of our revenues from sales of our software and hardware design kits. The other layers of our solution promote sales of our semiconductor devices by lowering customers' development costs allowing them to bring new products to market more quickly.

     I/O Accelerators. Our I/O accelerators are semiconductor devices that accelerate movement of data across a PCI bus and between one or more devices or subsystems that need to communicate across the PCI bus. These products incorporate the Data Pipe Architecture technology, a set of circuits and features that enable an efficient flow of data within systems with minimal supervision from the system processor. Our I/O accelerators address a range of applications and provide flexible interfaces that allow them to connect to a wide variety of semiconductor devices, including processors such as Motorola's PowerPC, Intel's i960 and Strong ARM, Hitachi's SH, and Motorola's 68K series. Customers also use these semiconductor devices in connection with digital signal processors, or DSPs, from Texas Instruments and others. The I/O accelerators can be connected with a wide range of peripheral devices, including LAN, WAN, disk control and graphics.

     PCI-to-PCI Bridges. PCI-to-PCI bridges are chips that increase the number of peripheral devices that can be included in a microprocessor-based system. PCI-to-PCI bridges have become common in a wide variety of systems, including PCs, servers, storage, communications, and embedded-control applications such as imaging, industrial control, and test equipment. PLX's bridge product line spans the entire PCI range, from 32-bit 33MHz through 64-bit 66MHz, and includes 133MHz PCI-X devices. PLX acquired this product line through the May 2003 acquisition of HiNT Corporation.

     HyperTransport Interconnect Bridges. The HyperTransport bridge allows a processor, typically a MIPS processor, to generate and control two PCI-X buses. The bridge chip converts the 8 or 16 bit 800MHz HyperTransport processor interface to two 64 bit 133MHz PCI-X buses. The bridge provides a means for the processor to communicate efficiently with multiple I/O devices such as Ethernet controllers. This product is a result of an agreement we entered into in May 2002 with Advanced Micro Devices.

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

     Hardware Design Kits. We offer hardware design kits that support the development of systems incorporating PLX semiconductor devices. We call our hardware design kits "rapid development kits", or RDKs. Designers use the RDKs to evaluate our semiconductor devices and to simplify and accelerate product development. Each hardware design kit includes a development circuit board that designers can use to evaluate the PLX products and also design their own system. These hardware design kits also include technical drawings, documentation and other design assistance tools.

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

     Our principal product offerings and functions include the following:

Category                              Product              Description
------------------------------------------------------------------------------------------------------------------------------------
                                                    Semiconductor Devices
------------------------------------------------------------------------------------------------------------------------------------
32-bit/33 MHz Target I/O Accelerators PCI 9030             o Enables connection of 8-, 16- and 32-bit peripherals and personal
                                      PCI 9052             computer adapters to PCI
                                      PCI 9050
------------------------------------------------------------------------------------------------------------------------------------
32-bit/33 MHz Master I/O Accelerators PCI 9054             o Provides the flexibility to connect with a wide range of processors,
                                      PCI 9080             peripherals and memory
                                      PCI 9060SD
                                      PCI 9060ES
                                      PCI 9060
------------------------------------------------------------------------------------------------------------------------------------
32 and 64-bit/66 MHz I/O Accelerators PCI 9056             o Provides the flexibility to connect with a wide range of
                                      PCI 9656             microprocessors, peripherals and memory
------------------------------------------------------------------------------------------------------------------------------------
HyperTransport Bridge Chips           HT 7520              o Connects microprocessor HyperTransport interface to two PCI-X buses
------------------------------------------------------------------------------------------------------------------------------------
PCI and PCI-X Bridge Chips            PCI 6140             o Increases the number of PCI peripheral devices that can be included
                                      PCI 6150             in a microprocessor-based system
                                      PCI 6152
                                      PCI 6154
                                      PCI 6156
                                      PCI 6254
                                      PCI 6350
                                      PCI 6520
                                      PCI 6540
------------------------------------------------------------------------------------------------------------------------------------
                                                    Software Development Kits
------------------------------------------------------------------------------------------------------------------------------------
PCI Software                          SDK                  o Provides tools for accelerating design of data transport software
                                                           o Includes development and debugging utilities, sample firmware and drivers
------------------------------------------------------------------------------------------------------------------------------------
                                                      Hardware Design Kits
------------------------------------------------------------------------------------------------------------------------------------
Rapid Development Kits                Kits supporting a    o Include development circuit boards, SDK software, documentation and
                                      range of products    schematics to assist system development

------------------------------------------------------------------------------------------------------------------------------------

Technology

     We believe that supplying high- performance connectivity solutions for I/O subsystems requires expertise in four areas:

  semiconductor design,
  software technology,
  system design, and
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

     Competition in the various markets we serve comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources. Thus they can better withstand adverse economic or market conditions. Our principal products compete with standard products from companies such as Alliance Semiconductor, Applied Micro Circuits, Cypress Semiconductor, Exar, Intel, NEC, Oxford Semiconductor, Pericom Semiconductor, Texas Instruments and Tundra Semiconductor.

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

Sales, Marketing and Technical Support

     Our sales and marketing strategy is to achieve design wins at leading embedded systems companies in high-growth market segments. We market and sell our products in the United States through a combination of direct regional sales managers and a network of independent manufacturers' representatives. We maintain United States direct sales offices in California, Connecticut, Massachusetts, North Carolina, and Texas.

     Outside the United States, we have engaged a team of manufacturers' representatives, stocking representatives and distributors to sell and market our products. Our international network includes representatives in Australia, Belgium, Canada, Denmark, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Korea, Norway, People's Republic of China, Singapore, South Africa, Spain, Sweden, Taiwan, The Netherlands, and the United Kingdom. We maintain a direct sales office in the United Kingdom to service customers in Europe and the Middle East and in Japan and Hong Kong to service Japan, Southeast Asia, and The People's Republic of China.

     As of December 31, 2003, we employed 30 individuals in sales and marketing. Sales in North America represented 37%, 42%, and 56%, of net revenues for 2003, 2002, and 2001, respectively. All sales to date have been denominated in U.S. dollars.

     Net revenues through distributors accounted for approximately 56%, 54%, and 54% of our net revenues for 2003, 2002, and 2001, respectively. Revenues related to sales through distributors are expected to continue to account for a majority of our total revenues. See "Certain Factors That May Affect Future Operating Results - A Large Portion of Our Revenues Is Derived from Sales to Third-Party Distributors Who May Terminate Their Relationships with Us at Any Time."

     In 2003, sales to Metatech and A2M, both distributors, accounted for 11% and 10%, respectively, of our net revenues. In 2002, sales to A2M accounted for 13% of our revenues. In 2001, sales to Prediwave, a direct customer, and A2M and Unique, both distributors, accounted for 18%, 14% and 11% of our revenues, respectively. No other distributor or direct customer accounted for more than 10% of net revenues in any period presented. Cisco and IBM have historically and continue to be significant customers. The majority of our sales to Cisco and IBM are sold through A2M and Metatech, both distributors, and Celestica, a contract manufacturer.

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

     Our research and development expenditures totaled $15.0 million in 2003, $14.3 million in 2002, and $18.8 million in 2001. Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants, non-recurring engineering at our independent foundries, and deferred compensation are included in research and development expenses. As of December 31, 2003, there were 58 employees engaged in research and development. We perform our research and development activities at our headquarters in Sunnyvale, California and in Salt Lake City, Utah. We periodically seek to hire additional skilled development engineers who are currently in short supply. Our business could be adversely affected if we encounter delays in hiring additional engineers. See "Certain Factors That May Affect Future Operating Results - We Could Lose Key Personnel Due to Competitive Market Conditions and Attrition."

     Our future performance depends on a number of factors, including our ability to identify emerging technology trends in our target markets, define and develop competitive new products in a timely manner, enhance existing products to differentiate them from those of competitors and bring products to market at competitive prices. The technical innovations and product development required for us to remain competitive are inherently complex and require long development cycles. We typically must incur substantial research and development costs before the technical feasibility and commercial viability of a product can be ascertained. We must also continue to make significant investments in research and development in order to continually enhance the performance and functionality of our products to keep pace with competitive products and customer demands for improved performance. Revenues from future products or product enhancements may not be sufficient to recover the development costs associated with these products or enhancements. The failure to successfully develop new products on a timely basis could have a material adverse effect on our business. See "Certain Factors That May Affect Future Operating Results - Rapid Technological Change Could Make Our Products Obsolete."

Manufacturing

     We have adopted a "fabless" semiconductor manufacturing model and outsource all of our semiconductor manufacturing, assembly and testing. This approach allows us to focus our resources on the design, development and marketing of products and significantly reduces our capital requirements. We subcontract substantially all of our semiconductor manufacturing to AMD, Samsung in Korea, Seiko-Epson Semiconductor in Japan, and Taiwan Semiconductor Manufacturing Corporation and UMC in Taiwan. None of our products are currently manufactured by more than one supplier, and all of our products are expected to be single-source manufactured for the foreseeable future. We must place orders two to four months in advance of expected delivery of finished goods. We maintain inventory levels based on current lead times from foundries plus safety stock to account for unanticipated fluctuations in demand. Our inventory comprises a large portion of our working capital. As a result, we have limited ability to react to fluctuations in demand for our products which could cause us to have an excess or a shortage of inventory of a particular product and reduced product revenues.

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

     Our semiconductor devices are currently fabricated using a range of semiconductor manufacturing processes. We must continuously develop our devices using more advanced processes to remain competitive on a cost and performance basis. Migrating to new technologies is a challenging task requiring new design skills, methods and tools. We believe that the transition of our products to smaller geometries will be important for us to remain competitive. Our business could be materially adversely affected if any transition to new processes is delayed or inefficiently implemented. See "Certain Factors That May Affect Future Operating Results - Defects in Our Products Could Increase Our Costs and Delay Our Product Shipments."

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

     The failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture or shipment of products or our use of processes requiring the technology. Litigation could result in significant expenses to us, adversely affect sales of the challenged product or technology and divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. In the event of an adverse result in any litigation, we could be required to pay substantial damages, cease the manufacture, use, sale or importation of infringing products, expend significant resources to develop or acquire non-infringing technology, and discontinue the use of processes requiring the infringing technology or obtain licenses to the infringing technology. In addition, we may not be successful in developing or acquiring the necessary licenses under reasonable terms. This could require expenditures by us of substantial time and other resources. Any of these developments would have a material adverse effect on our business. See "Certain Factors That May Affect Future Operating Results - Our Limited Ability to Protect Our Intellectual Property and Proprietary Rights Could Adversely Affect Our Competitive Position."

Employees

     As of December 31, 2003, we employed a total of 114 full-time employees, including 58 engaged in research and development, 30 engaged in sales and marketing, 4 engaged in manufacturing operations and 22 engaged in general administration activities. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

Executive Officers and Directors

     Our executive officers and directors, their ages and their positions as of December 31, 2003, are as follows:

Name                                 Age  Position
--------------------------------------------------------------------------------------------------
Michael J. Salameh..................  49  President and Director
Rafael Torres.......................  35  Vice President, Finance, Chief Financial Officer and Secretary
Lawrence Chisvin....................  49  Vice President, Marketing
Michael A. Hopwood..................  41  Vice President, Worldwide Sales
Hector A. Berardi...................  39  Vice President, Operations
Jack Regula.........................  55  Vice President, Chief Technology Officer
C. Mark Lipford.....................  51  Vice President, Engineering
Alex Wong...........................  41  Vice President, Business Development
D. James Guzy.......................  67  Chairman of the Board of Directors
Timothy Draper......................  45  Director
John H. Hart........................  58  Director
Robert H. Smith.....................  66  Director

     Michael J. Salameh co- founded PLX and has served as our President and as a member of the Board of Directors since PLX's inception in May 1986. From 1980 through 1986, Mr. Salameh was employed in various marketing management positions with Hewlett-Packard Company. Mr. Salameh received a B.S. in Engineering and Applied Science from Yale University and an M.B.A. from Harvard Business School.

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

     Michael A. Hopwood has served as our Vice President, Worldwide Sales since 1995. From 1995 to October 2003, Mr. Hopwood also served as our Vice President of Business Development. From 1989 to 1995, Mr. Hopwood held a variety of other sales management positions with our Company. From 1984 until 1989, Mr. Hopwood held various sales positions at Intel Corporation, a semiconductor manufacturer. Mr. Hopwood received a B.S. in Physics Engineering from Pacific Lutheran University.

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

     Jack Regula has served as our Vice President, Chief Technology Officer since October 2001. From May 2000 to October 2001, Mr. Regula served as our Chief Scientist. Mr. Regula founded Sebring Systems, a semiconductor company, in 1996 and was Sebring's Chairman and Chief Technology Officer from 1996 until its acquisition by PLX in May 2000. Prior to Sebring Systems, Mr. Regula was employed in a variety of engineering management positions at Sunscoop Corporation, Force Computers, and Ironics, Inc. Mr. Regula received a B.S. in Electrical Engineering and an M.S. in Electrical Engineering, both from Rensselaer Polytechnic Institute.

     C. Mark Lipford has served as our Vice President, Engineering since February 2002. From February 2001 to September 2001, Mr. Lipford served as the Vice President of Engineering at IKOS Systems, Inc., a provider of hardware assisted design verification products. From April 1989 to February 2001, Mr. Lipford worked at Hewlett-Packard Company, where his last position was R&D Lab Manager of Hewlett-Packard's VeriFone division. Mr. Lipford received a B.S. in Electrical Engineering at Virginia Polytechnic Institute.

     Alex Wong has served as our Vice President, Business Development since October 2003. From May 2003 to October 2003, Mr. Wong held the position of Vice President with our Company. From September 1991 to May 2003, Mr. Wong served as President at HiNT Corporation, a fabless semiconductor company providing PCI-to-PCI bridge products, until its acquisition by PLX in May 2003. Prior to HiNT Corporation, Mr. Wong was the lead chipset developer for Silicon Integrated Systems, a semiconductor company. Mr. Wong received a B.S. in Computer Engineering from the University of Manitoba in Canada.

     D. James Guzy has served as our Chairman of the Board since 1986. Since 1969, Mr. Guzy has been Chairman of Arbor Company, a limited partnership engaged in the electronics and computer industry. Mr. Guzy is also a director of Cirrus Logic, Inc., Intel Corporation, Micro Component Technology, Inc., Novellus Systems, Inc., LogicVision, Tessera Technologies, Inc., Davis Selected Group of Mutual Funds and Alliance Capital Management Technology Fund, and a member of the board of directors of several private technology companies. Mr. Guzy received a B.S. from the University of Minnesota and an M.S. from Stanford University.

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

     Robert H. Smith joined the Board of Directors in November 2002. From May 1995 to August 2002, Mr. Smith worked at Novellus Systems Inc., a semiconductor equipment manufacturer, where his last position was Executive Vice President of Administration in the Office of the CEO and board member. From June 1994 to September 1994, Mr. Smith held the position of chairman of the board of directors for Micro Component Technology, Inc., a semiconductor test-equipment manufacturer. From 1986 through 1990, Mr. Smith served as the president of Maxwell Graphics, Inc., a printing company. From 1982 through 1986, Mr. Smith held chief financial officer positions with Maxwell Communications of North America Corp. and R. R. Donnelley and Sons, printing companies. He previously held executive positions with Honeywell, Inc., Memorex Corp. and Control Data Corp. Mr. Smith is currently a member of the board of directors for Cirrus Logic, Inc and Virage Logic Corporation, both semiconductor companies, and Epicor Software Corporation, a software company.

Backlog

     PLX's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. This results from expected changes in product delivery schedules and cancellation of product orders. In addition, PLX's sales will often reflect orders shipped in the same quarter that they are received.

ITEM 2: PROPERTIES

     We own one facility in Sunnyvale, California, which has approximately 55,000 square feet. This facility comprises our headquarters and includes our research and development, sales and marketing and administration departments. In addition, we have leases for an engineering design center in Utah and sales offices in Florida and Texas as well as facilities in Fremont and Sunnyvale, California. Internationally, we lease sales offices in Hong Kong and Japan. These leases comprise approximately 34,000 square feet and have terms expiring on or prior to April 2006. We believe that our current facilities will be adequate through 2004.

ITEM 3: LEGAL PROCEEDINGS

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of security holders during the three months ended December 31, 2003.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on The Nasdaq Stock Market and has been quoted on The Nasdaq National Market under the symbol "PLXT" since its initial public offering on April 5, 1999. The following table sets forth, for the periods indicated, the range of quarterly high and low closing price for our common stock as reported on The Nasdaq National Market:

2002                                                          High Bid    Low Bid
-----------------------------------------------------------   ---------  ---------
First Quarter.............................................. $    17.00  $   11.20
Second Quarter.............................................      11.99       3.62
Third Quarter..............................................       3.68       1.10
Fourth Quarter.............................................       6.10       1.29

2003                                                          High Bid    Low Bid
-----------------------------------------------------------   ---------  ---------
First Quarter.............................................. $     4.73  $    2.38
Second Quarter.............................................       4.00       2.23
Third Quarter..............................................       8.05       4.40
Fourth Quarter.............................................      10.35       6.52

     As of February 24, 2004, there were approximately 184 holders of record of our common stock. As of February 24, 2004, the last reported sales price of our common stock was $9.01.

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

Securities Authorized For Issuance Under Equity Compensation Plans

     This information is incorporated herein by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading "Equity Compensation Plan Information."

ITEM 6: SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

                                                                              Years Ended December 31,
                                                               -----------------------------------------------------
                                                                2003(1)     2002       2001      2000(2)     1999
                                                               ---------  ---------  ---------  ---------  ---------
                                                                       (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues................................................. $  38,038  $  34,810  $  44,128  $  65,351  $  40,699
Gross margin.................................................    27,171     23,958     28,521     45,983     27,831
Operating income (loss)......................................    (2,797)    (3,264)    (9,147)    (3,108)     9,994
Net income (loss)............................................    (2,259)    (2,320)    (6,537)    (7,042)     7,231
Basic earnings (loss) per share.............................. $   (0.10) $   (0.10) $   (0.28) $   (0.31) $    0.43
Shares used to compute basic earnings (loss) per share.......    22,755     22,785     23,258     22,560     17,007
Diluted earnings (loss) per share............................ $   (0.10) $   (0.10) $   (0.28) $   (0.31) $    0.33
Shares used to compute diluted earnings (loss) per share.....    22,755     22,785     23,258     22,560     21,849

                                                                                     December 31,
                                                               -----------------------------------------------------
                                                                 2003       2002       2001       2000       1999
                                                               ---------  ---------  ---------  ---------  ---------
                                                                                    (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents.................................... $  10,955  $   5,482  $   9,631  $  16,621  $   8,636
Working capital..............................................    23,846     23,601     21,859     21,762     32,827
Total assets.................................................    81,803     71,975     75,229    113,479     52,055
Long-term debt...............................................        --         --         --     28,500         --
Total stockholders' equity................................... $  76,021  $  67,964  $  70,553  $  73,198  $  46,402
(1) Results of operations for 2003 include a $0.9 million charge for in-process research and development.
(2) Results of operations for 2000 include a $14.3 million charge for in-process research and development.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     This Report on Form 10-K contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements for the reasons noted under the sub-heading "Factors That May Affect Future Operating Results" and in other sections of this Report on Form 10-K. All forward-looking statements included in this Form 10-K are based on information available to us on the date of this Report on Form 10-K, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See "Factors That May Affect Future Operating Results" below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

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

     In May 2003, we acquired HiNT Corp. which markets and sells PCI Bridges and PCI-X products into a variety of applications including networking and telecommunications, personal computer, peripheral, imaging, industrial and other embedded applications. Beginning with the quarter ended June 30, 2003, our operating results include results of HiNT Corp. and its products.

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

     Results of Operations

     The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

                                                                           Years Ended December 31,
                                                                        -------------------------------
                                                                          2003       2002       2001
                                                                        ---------  ---------  ---------
Net revenues..........................................................     100.0%    100.0%    100.0%
Cost of revenues......................................................      28.6       31.2       35.4
                                                                        ---------  ---------  ---------
Gross margin..........................................................      71.4       68.8       64.6
                                                                        ---------  ---------  ---------
Operating expenses:
    Research and development..........................................      39.6       41.0       42.6
    Selling, general and administrative...............................      34.5       35.7       33.3
    In-process research and development...............................       2.3         --         --
    Amortization of goodwill and purchased intangible assets..........       2.4        1.5        9.4
                                                                        ---------  ---------  ---------
Total operating expenses..............................................      78.8       78.2       85.3
                                                                        ---------  ---------  ---------
Operating loss........................................................      (7.4)      (9.4)     (20.7)
Interest income and other, net........................................       1.5        2.9        1.7
                                                                        ---------  ---------  ---------
Loss before provision (benefit) for income taxes......................      (5.9)      (6.5)     (19.0)
Provision (benefit) for income taxes..................................        --        0.2       (4.2)
                                                                        ---------  ---------  ---------
Net loss..............................................................      (5.9)%     (6.7)%    (14.8)%
                                                                        =========  =========  =========

Comparison of Years Ended December 31, 2003, 2002, and 2001

     Net Revenues. Net revenues consist of product revenues generated principally by sales of our semiconductor devices. Net revenues for the year ended December 31, 2003 were $38.0 million, an increase of $3.2 million or 9% from $34.8 million for the year ended December 31, 2002. The increase was primarily due to revenues generated from the PCI bridge product acquired as part of the HiNT Corp. acquisition. For the year ended December 31, 2003, approximately 21% of net revenue was derived from sales to two distributors. No other distributor represented greater than 10% of net revenues.

     Net revenues for the year ended December 31, 2002 decreased by $9.3 million or 21% to $34.8 million from $44.1 million for the year ended December 31, 2001. The decrease was primarily due to reduced demand from a significant customer, Prediwave, as well as lower overall unit shipments in 2002. Prediwave used our product in their set top boxes. We completed our last shipment to Prediwave in the first quarter of 2002. In 2002 and 2001, Prediwave accounted for $1 million and $8 million, respectively, of our net revenues. Excluding sales to Prediwave, revenues decreased to $33.8 million for 2002 from $36.1 million for 2001. For the year ended December 31, 2002, 13% of net revenues was derived from sales to one distributor. No other distributor represented greater than 10% of net revenues.

     Gross Margin. Gross margin represents net revenues less the cost of revenues. Cost of revenues primarily includes the cost of (1) purchasing semiconductor devices from our independent foundries, (2) packaging, assembly and testing costs, and (3) costs associated with the procurement, storage and shipment of products.

     Gross margin for the year ended December 31, 2003 increased by 13%, or $3.2 million, to $27.2 million for 2003 from $24.0 million for 2002. The increase in absolute dollars was primarily due to the shipments of PCI bridge products acquired as part of the HiNT Corp. acquisition as well as the sale of previously written-down inventory. The increase in gross margin to 71.4% for 2003 from 68.8% for 2002 was primarily related to the effect of the sale of previously written-down inventory of $0.7 million in 2003. Excluding the effect of selling previously written-down inventory, gross margin was 69.6% for 2003, compared with 68.8% for 2002. The increase in our gross margin percentage was primarily due to shifts in our product and customer mix.

     Gross margin for the year ended December 31, 2002 decreased by 16%, or $4.6 million, to $24.0 million for 2002 from $28.5 million for 2001. The decrease in absolute dollars was primarily due to reduced demand from a significant customer, Prediwave, in 2002. The increase in gross margin to 68.8% for 2002 from 64.6% for 2001 was primarily related to the effect of inventory write-downs of $1.2 million net of immaterial recoveries recorded in 2001. Excluding the effect of net inventory write-downs in 2001, gross margin was 68.8% for 2002, compared with 67.4% for 2001. The increase in our gross margin percentage was primarily due to shifts in our product and customer mix.

     Research and Development Expenses. Research and development (R&D) expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants, non-recurring engineering at our independent foundries, and deferred compensation are included in R&D expenses.

     R&D as a percent of net revenues decreased to 39.6% for the year ended December 31, 2003 as compared to 41.0% for the same period in 2002. The percentage decrease is due primarily to an increase in revenues. In absolute dollars, R&D expenses increased to $15.0 million for the year ended December 31, 2003, from $14.3 million for the same period in 2002. Excluding deferred compensation of $1.0 million and $2.1 million for the year ended December 31, 2003 and 2002, respectively, R&D increased by $1.8 million to $14.0 million for 2003 from $12.2 million for 2002. The increase in R&D was primarily due to an increase of approximately $0.4 million in compensation and benefit expenses as a result of higher headcount, an increase of approximately $0.5 million in consulting expenses, and an increase of approximately $0.5 million in engineering tools expense associated with the development of new products and enhancement of existing products.

     R&D as a percent of net revenues decreased to 41.0% for 2002, as compared to 42.6% for 2001. In absolute dollars, R&D expenses decreased to $14.3 million for 2002 from $18.8 million for 2001. The decrease in R&D expenses in absolute dollars and as a percentage of revenues was primarily due to lower headcount and deferred compensation expense.

     We believe continued spending on research and development to develop new products is critical to our success and, consequently, expect to increase research and development expenses in future periods.

     Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses consist primarily of employee related expenses, professional fees, trade show and other promotional expenses, as well as sales commissions to manufacturers' representatives.

     SG&A as a percent of net revenues decreased to 34.5% for the year ended December 31, 2003, as compared to 35.7% for the year ended December 31, 2002. The decrease is due primarily to an increase in revenues. In absolute dollars, SG&A expenses increased by $0.7 million or 5% to $13.1 million for the year ended December 31, 2003 from $12.4 million for the same period in 2002. The increase was primarily due to an increase of approximately $0.1 million in higher compensation and benefit expenses as a result of higher headcount, an increase of approximately $0.1 million in professional services, an increase of approximately $0.1 million in marketing expenses, and an increase in office lease expense of approximately $0.2 million resulting from the assumption of the HiNT Corp. office lease and the loss of a sub-tenant.

     SG&A as a percent of net revenues decreased to 35.7% for the year ended December 31, 2002, as compared to 33.3% for the year ended December 31, 2001. In absolute dollars, SG&A expenses decreased by $2.3 million or 15% to $12.4 million for the year ended December 31, 2002 from $14.7 million for the same period in 2001. The decreases were primarily due to reduced compensation and benefit expenses of approximately $0.6 million as a result of lower headcount, a decrease of approximately $0.4 million in sales commissions to manufacturer's representatives as a result of lower revenues, a decrease of approximately $0.4 million in professional services, and a decrease of approximately $0.4 million in advertising and training expenses.

     We expect selling, general and administrative expenses in absolute dollars to likely increase in future periods.

     In-Process Research and Development. The amounts expensed to in-process research and development for the year ended December 31, 2003 related to the acquisition of HiNT Corp.

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

  Percentage of Completion. Percentage of completion was determined using costs incurred by HiNT Corp. prior to the acquisition date compared to the remaining research and development to be completed to bring the project to technological feasibility. The Company estimated, as of the acquisition date, the project was approximately 80% complete. As of February 2004, the project was substantially complete. However, generation of future sales from this product is dependent on rapidly changing customer markets and significant competitive threats from numerous companies. Such risks could adversely impact sales and profitability of the Company in the future. Additionally, the value of the intangible assets acquired may become impaired.

    Amortization of Goodwill and Purchased Intangible Assets. Amortization of goodwill and purchased intangible assets increased by $0.4 million or 75% to $0.9 million for the year ended December 31, 2003 from $0.5 million for the same period in 2002. In 2003, the increase is due to additional amortization expense from developed/core technology and customer base acquired as a result of the HiNT Corp. acquisition in May 2003 (see Note 8 to the Consolidated Financial Statements).

     Amortization of goodwill and purchased intangible assets decreased by $3.6 million or 87% to $0.5 million for the year ended December 31, 2002 from $4.2 million for the same period in 2001. In 2002, the decrease was due to the impact of SFAS No. 142, whereby we discontinued the amortization of goodwill and indefinite lived intangibles beginning January 1, 2002.

     Deferred Compensation. We recorded deferred compensation of $0.1 million related to unvested stock options assumed in connection with the acquisition of HiNT Corp in May 2003. In addition, we recorded deferred compensation of $3.5 million in connection with the grant of stock options below fair market value to our employees in September 2000. Lastly, we recorded deferred compensation of $12.3 million related to stock options granted below fair market value to employees in relation to the acquisition of Sebring Systems in May 2000. The amount of deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable stock grants.

     Amortization of deferred compensation recorded in 2003, 2002, and 2001, was $1.0 million, $2.1 million, and $2.9 million, respectively. The $1.1 million decrease in deferred compensation from 2002 to 2003 is primarily the result of certain stock options becoming fully vested. Substantially all of these amounts are included in research and development expenses.

     We expect to record deferred compensation expenses of approximately $32,000, $6,000, $4,000, and $2,000 for 2004, 2005, 2006, and 2007, respectively.

     Interest Income. Interest income reflects interest earned on average cash, cash equivalents and short-term and long-term investment balances. Interest income decreased to $0.4 million for 2003 from $0.5 million for 2002. Interest income decreased to $0.5 million in 2002 from $1.5 million for 2001. The year-over-year decreases were primarily due to lower interest rates.

     Interest Expense. Interest expense reflects interest charges relating to our November 2000 loan of $28.5 million from Wells Capital Management in connection with our purchase of the Sunnyvale, California facility. There was no interest expense recorded in 2003 and 2002 as this loan was repaid in full in August 2001. In 2001, interest expense totaled $1.3 million.

     Other Income (Expense). Other income (expense) decreased to $0.1 million for 2003 from $0.5 million for 2002. The decrease from 2002 to 2003 was primarily due to the ending of a tenant's lease in our facilities, partially offset by a non-refundable lease deposit. The lease for the tenant had expired in January 2003 and the tenant had chosen not to renew the lease.

     Provision for Income Taxes. Income tax expense for the period ended December 31, 2003 was $29,000 on a pretax loss of $2.2 million, compared to an income tax expense of $60,000 on pretax loss of $2.3 million and income tax benefit of $1.9 million on pretax loss of $8.4 million for the periods ended December 31, 2002 and 2001, respectively. Our 2003 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible charges for the amortization of deferred compensation and the write off of in-process research and development. Our 2002 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible charges for the amortization of deferred compensation and the recording of a valuation allowance for the deferred tax asset partially offset by the benefit of research and development tax credits. Our 2001 income tax benefit differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible charges for the amortization of goodwill and deferred compensation partially offset by tax benefits related to prior years.

Liquidity and Capital Resources

     Cash and cash equivalents and short and long-term investments were $23.1 million at December 31, 2003, an increase of $1.4 million from $21.7 million at December 31, 2002. The increase was primarily due to the following: (1) a net loss of $2.3 million adjusted for non-cash expenses of $5.2 million, (2) a decrease in income tax receivable of $3.6 million, and (3) cash received from the exercise of stock options of $0.3 million. This was partially offset by (1) increases in accounts receivable of $1.8 million, (2) a decrease in other accrued expenses of $1.0 million, (3) net cash paid in connection with the HiNT acquisition of $0.7 million, (4) capital expenditures of $1.4 million, and (5) cash paid for stock repurchases totaling $0.9 million.

     In September 2002, the Company's Board of Directors approved a repurchase of up to 2,000,000 shares of common stock. The Company, at the discretion of management, can repurchase the shares from time to time in the open market or in privately negotiated transactions. As of December 31, 2003, approximately 774,000 shares had been repurchased at approximately $1,867,000.

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

     As of December 31, 2003, we had the following significant contractual obligations and commercial commitments (in thousands):

                                                           Payments due in
                                     ------------------------------------------  ---------
                                                                                 2007 and
                                       Total      2004       2005       2006     thereafter
                                     ---------  ---------  ---------  ---------  ---------
Operating leases - facilities...... $     995  $     841  $     135  $      19  $      --
Software licenses..................     2,536       1268       1268         --         --
Inventory purchase commitments.....     1,721      1,721         --         --         --
                                     ---------  ---------  ---------  ---------  ---------
Total cash obligations............. $   5,252  $   3,830  $   1,403  $      19  $      --
                                     =========  =========  =========  =========  =========

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

     Inventory Write-downs. We evaluate the need for potential write-downs of inventory by considering a combination of factors. Based on the life of the product, sales history, obsolescence, and sales forecast, we may record write-downs to our inventory ranging from 0% to 100%. Any adverse changes to our future product demand may result in increased write-downs, resulting in decreased gross margin. In addition, future sales on any of our previously written down inventory may result in increased gross margin in the period of sale.

     Allowance for Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on length of time the receivables are past due. We record reserves for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. We have certain customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer's creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material affect on our results of operations in the period in which such changes or events occur.

     Goodwill. We perform goodwill impairment tests on an annual basis and between annual tests if indicators of potential impairment exist. Although at December 31, 2003, no impairment of goodwill has been recognized, it is reasonably possible that assumptions upon which the recoverability of goodwill were based could differ in the future. In that event, impairment charges could be required.

     Taxes. We account for income taxes using the liability method. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2003, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance (see Note 11 to the Consolidated Financial Statements). Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

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

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. The recognition provisions of FIN 45 were effective for any guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. As disclosed in this Form 10-K, the Company's products are warranted to be free from defect for a period of one year, however, to date, we have experienced an immaterial amount of defective product returns. In addition, we generally indemnify, under predetermined conditions, our customers for infringement of third party intellectual property rights by our products or services. We have not recorded a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", which requires companies to consolidate certain types of variable interest entities. A variable interest entity is an entity that has inadequate invested equity at risk to meet expected future losses, or whose holders of the equity investments lack any of the following three characteristics: (i) the ability to make decisions about the entity's activities; (ii) the obligation to absorb the entity's losses if they occur; (iii) the right to receive the entity's future returns if they occur. FIN 46 was applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of the interpretation are effective for financial statements issued for the first period ending after December 15, 2003, or March 15, 2004, depending on the nature of the variable interest entity. FIN 46 is not expected to have a material impact on our financial position, results of operations or cash flows.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, the statements regarding (a) the growing demand for standards-based components such as the Company's semiconductor devices that connect systems together, (b) the Company's objective to expand its advantages in data transfer technology, under the heading "Item 1, Business - Overview"; the Company's expectation that it will support new I/O standards where appropriate, under the heading "Item 1, Business - The PLX Solution"; the statements regarding (a) the Company's objective to continue to expand its market position as a developer and supplier of I/O connectivity solutions for high performance systems, (b) the Company's plan to target those applications where the Company believes it can attain a leadership position, (c) that the Company seeks to integrate additional I/O-related functions into its semiconductor devices, (d) the Company's belief that its understanding of I/O technology trends and market requirements allows it to bring to market more quickly new products that support the latest I/O technology, under the heading "Item 1, Business - Strategy"; that the Company continues to integrate more functionality in its semiconductor devices and continues to enhance and expand its software development kits under the heading "Item 1, Business - Technology"; the statements regarding (a) the Company's belief with respect to the principal factors of competition in the business, (b) the Company's belief that it competes favorably with respect to each of those factors, under the heading "Item 1, Business - Competition"; the statements regarding (a) the Company's expectation that revenues related to sales through distributors will continue to account for a significant portion of total revenues, (b) the Company's belief that providing customers with comprehensive product support is critical to remaining competitive in the markets it serves, (c) the Company's belief that its close contact with customer design engineers provides valuable input into existing product enhancements and next generation product specifications, under the heading "Item 1, Business - Sales, Marketing and Technical Support"; (a) the Company's expectation that it will continue to make substantial investments in research and development and to participate in the development of industry standards, (b) the Company's expectation that it will periodically seek to hire additional development engineers, under the heading "Item 1, Business - Research and Development"; the Company's belief that the transition of its products to smaller geometries will be important for the Company to remain competitive under the heading "Item 1, Business - Manufacturing"; the Company's plan to seek patent protection when necessary, under the heading "Item 1, Business - Intellectual Property"; the Company's belief that its current facility will be adequate through 2004 under the heading "Item 2, Properties"; the statement regarding the Company's intention to retain earnings for use in its business and not to pay any cash dividend in the foreseeable future under the heading "Item 5, Market for Registrant's Common Equity and Related Stockholder Matters"; the Company's belief that its long-term success will depend on its ability to introduce new products under the heading "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview''; the statement regarding the Company's expectation to record amortization of deferred compensation related to the stock grants of approximately $32,000, $6,000, $4,000, and $2,000 for 2004, 2005, 2006, and 2007, respectively, under the heading "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations''; the Company's belief that its existing resources, together with cash expected to be generated from its operations, will be sufficient to meet its capital requirements for at least the next twelve months under the heading "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

We May Fail To Adequately Integrate Acquired Businesses

     In May 2003, we acquired HiNT Corporation, a fabless semiconductor supplier of PCI and PCI-X chips, in a transaction accounted for as a purchase transaction. We are continuing to integrate HiNT Corp. and its product into our business. This integration is subject to risks commonly encountered in making such acquisitions, including, among others, loss of key personnel of the acquired company, loss of key customers and business relationships of the acquired company, the difficulty associated with assimilating and integrating the personnel, operations and technologies of the acquired company, the potential disruption of our ongoing business, and the maintenance of uniform standards, controls, procedures, employees and clients. There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connections with our acquisition of HiNT.

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

     Historically, a relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. In 2003, sales to Metatech and A2M, both distributors, accounted for 11% and 10%, respectively, of our revenues. In 2002, sales to A2M accounted for 13% of our revenues. In 2001, sales to Prediwave, a direct customer and A2M and Unique, both distributors, accounted for 18%, 14% and 11% of our net revenues, respectively. No other distributor or direct customer accounted for more than 10% of net revenues in any period presented. Cisco and IBM have historically and continue to be significant customers. The majority of our sales to Cisco and IBM are sold through A2M and Metatech, both distributors, and Celestica, a contract manufacturer.

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

     In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions. Also, as we start to sell our processor products, we will compete with established embedded microprocessor companies and others. Many of these indirect competitors and microprocessor companies have significantly greater financial, technical, marketing and other resources than PLX. Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business. See "Business -- Competition," and " -- Products" in Part I of Item I of this Form 10-K.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

     We depend on distributors to sell a significant portion of our products. In 2003, net revenues through distributors accounted for approximately 56% of our net revenues. Some of our distributors also market and sell competing products. Distributors may terminate their relationships with us at any time. Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers' representatives.

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

The Cyclical Nature Of The Semiconductor Industry May Lead To Significant Variances In The Demand For Our Products

     In the past, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. Also, the industry has experienced significant fluctuations in anticipation of changes in general economic conditions. This cyclicality has led to significant variances in product demand and production capacity. It has also accelerated erosion of average selling prices per unit. We may experience periodic fluctuations in our future financial results because of industry-wide conditions.

Because We Sell Our Products To Customers Outside Of North America And Because Our Products Are Incorporated With Products Of Others That Are Sold Outside Of North America We Face Foreign Business, Political And Economic Risks

     Sales outside of North America accounted for 63%, 58%, and 44% of our revenues in 2003, 2002, and 2001, respectively. Sales outside of North America may fluctuate in future periods and may continue to account for a large portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short and long-term investments of approximately $21.1 million at December 31, 2003. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

     The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. The Company invests primarily in high-quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than $0.1 million decrease (less than 1%) in the fair value of the Company's available-for-sale securities.

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

ITEM 9A: CONTROLS AND PROCEDURES

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

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 11: EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended December 31, 2003.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  1.      Consolidated Financial Statements

        For the following financial information included herein, see Index on page 37:

Report of Ernst & Young LLP, Independent Auditors.

  Consolidated Balance Sheets as of December 31, 2003 and 2002.

  Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003.

  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2003.

  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003.

  Notes to Consolidated Financial Statements.

  2.       Financial Statement Schedule

  The financial statement schedules of the Company are included in Part IV of this report: For the three years ended December 31, 2003-II Valuation and Qualifying Accounts. All other schedules have been omitted because they are not applicable.

  3.       Exhibit Index

  See Exhibit Index immediately following the signature page for a list of exhibits filed or incorporated by reference as a part of this report.

        Reports on Form 8-K

  A report on Form 8-K was furnished by the Company on October 15, 2003 relating to a press release announcing the Company's preliminary earnings release for the quarter ended September 30, 2003.
        Exhibits

  The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15 (a) (3) above.

PLX TECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
PLX Technology, Inc.

     We have audited the accompanying consolidated balance sheets of PLX Technology, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PLX Technology, Inc. as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

/s/ Ernst & Young LLP

San Jose, California
January 19, 2004

PLX TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                                   December 31,
                                                                              ----------------------
                                                                                 2003        2002
                                                                              ----------  ----------
                                   ASSETS
Current assets:
  Cash and cash equivalents................................................. $   10,955  $    5,482
  Short-term investments....................................................     10,052      13,131
  Accounts receivable, less allowance for doubtful accounts of $161
    in 2003 and $127 in 2002................................................      4,998       2,568
  Inventories...............................................................      1,893       1,003
  Income tax receivable.....................................................         --       3,635
  Other current assets......................................................      1,730       1,793
                                                                              ----------  ----------
Total current assets........................................................     29,628      27,612
Goodwill....................................................................     15,998       8,054
Other intangible assets, net of accumulated amortization of $2,447
    in 2003 and $1,518 in 2002..............................................      2,730         970
Property and equipment, net.................................................     31,068      31,962
Long-term investments.......................................................      2,049       3,067
Other assets................................................................        330         310
                                                                              ----------  ----------
    Total assets............................................................ $   81,803  $   71,975
                                                                              ==========  ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................... $    1,768  $    1,582
  Accrued compensation and benefits.........................................      1,427         932
  Deferred revenues.........................................................        991         613
  Accrued commissions.......................................................        368         201
  Other accrued expenses....................................................      1,228         683
                                                                              ----------  ----------
Total current liabilities...................................................      5,782       4,011
                                                                              ----------  ----------
Commitments
Stockholders' equity:
  Preferred stock, $.001 par value:
    Authorized -- 5,000,000 shares: none issued and outstanding.............         --          --
  Common stock, $.001 par value: authorized -- 30,000,000 shares:
      issued and outstanding -- 23,848,168 in 2003 and 21,124,192 in 2002...         24          21
  Additional paid-in capital................................................     84,508      74,953
  Deferred compensation.....................................................        (44)       (900)
  Notes receivable for employee stock purchases.............................        (70)        (67)
  Accumulated other comprehensive income (loss).............................        (49)         46
  Accumulated deficit.......................................................     (8,348)     (6,089)
                                                                              ----------  ----------
Total stockholders' equity..................................................     76,021      67,964
                                                                              ----------  ----------
Total liabilities and stockholders' equity.................................. $   81,803  $   71,975
                                                                              ==========  ==========

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                           Years Ended December 31,
                                                                        -------------------------------
                                                                          2003       2002       2001
                                                                        ---------  ---------  ---------
Net revenues.......................................................... $  38,038  $  34,810  $  44,128
Cost of revenues......................................................    10,867     10,852     15,607
                                                                        ---------  ---------  ---------
Gross margin..........................................................    27,171     23,958     28,521
                                                                        ---------  ---------  ---------
Operating expenses:
    Research and development..........................................    15,048     14,256     18,783
    Selling, general and administrative...............................    13,114     12,433     14,709
    In-process research and development...............................       875         --         --
    Amortization of goodwill and purchased intangible assets..........       931        533      4,176
                                                                        ---------  ---------  ---------
Total operating expenses..............................................    29,968     27,222     37,668
                                                                        ---------  ---------  ---------
Operating loss........................................................    (2,797)    (3,264)    (9,147)
Interest income.......................................................       437        527      1,536
Interest expense......................................................        --         --      1,270
Other income..........................................................       130        477        478
                                                                        ---------  ---------  ---------
Loss before provision (benefit) for income taxes......................    (2,230)    (2,260)    (8,403)
Provision (benefit) for income taxes..................................        29         60     (1,866)
                                                                        ---------  ---------  ---------
Net loss.............................................................. $  (2,259) $  (2,320) $  (6,537)
                                                                        =========  =========  =========

Basic and diluted net loss per share.................................. $   (0.10) $   (0.10) $   (0.28)
                                                                        =========  =========  =========

Shares used to compute basic and diluted per share amounts............    22,755     22,785     23,258
                                                                        =========  =========  =========

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

                                                                                                   Notes      Accumulated
                                                                                                 Receivable      Other      Retained
                                                   Common Stock        Additional    Deferred   for Employee  Comprehensive Earnings       Total
                                               ----------------------    Paid-in     Compen-       Stock        Income     (Accumulated Stockholders'
                                                  Shares      Amount     Capital      sation     Purchases      (Loss)      Deficit)       Equity
                                               ------------  --------  -----------  ----------  ------------  -----------  -----------  ------------
Balance at December 31, 2000..................  23,168,895  $     23  $    79,715  $   (9,312) $        (50) $        54  $     2,768  $     73,198
Issuance of stock pursuant
   to exercise of stock options...............     192,400        --          883          --            --           --           --           883
Stockholder notes receivable interest.........          --        --           --          --           (13)          --           --           (13)
Tax benefit from employee stock option plans..          --        --          281          --            --           --           --           281
Repurchase of common stock....................     (15,301)       --          (91)         --            --           --           --           (91)
Reversal of deferred compensation on options
  associated with employee terminations.......          --        --       (2,477)      2,477            --           --           --            --
Deferred compensation on stock
  options issued to consultants...............          --        --           17                        --           --           --            17
Amortization of deferred compensation.........          --        --           --       2,906            --           --           --         2,906
Comprehensive loss:
    Change in unrealized loss on investments..          --        --           --          --            --          (52)          --           (52)
    Translation adjustments...................          --        --           --          --            --          (39)          --           (39)
Net loss......................................          --        --           --          --            --           --       (6,537)       (6,537)
                                                                                                                                        ------------
Total comprehensive loss......................                                                                                               (6,628)
                                               ------------  --------  -----------  ----------  ------------  -----------  -----------  ------------
Balance at December 31, 2001..................  23,345,994        23       78,328      (3,929)          (63)         (37)      (3,769)       70,553
Issuance of stock pursuant
  to exercise of stock options................     199,850        --        1,287          --            --           --           --         1,287
Stockholder notes receivable interest.........          --        --           --          --            (4)          --           --            (4)
Tax benefit from employee stock option plans..          --        --          944          --            --           --           --           944
Repurchase of common stock....................  (2,421,652)       (2)      (4,698)         --            --           --           --        (4,700)
Reversal of deferred compensation on options
  associated with employee terminations.......          --        --         (908)        908            --           --           --            --
Amortization of deferred compensation.........          --        --           --       2,121            --           --           --         2,121
Comprehensive loss:
    Change in unrealized loss on investments..          --        --           --          --            --           95           --            95
    Translation adjustments...................          --        --           --          --            --          (12)          --           (12)
Net loss......................................          --        --           --          --            --           --       (2,320)       (2,320)
                                                                                                                                        ------------
Total comprehensive loss......................                                                                                               (2,237)
                                               ------------  --------  -----------  ----------  ------------  -----------  -----------  ------------
Balance at December 31, 2002..................  21,124,192        21       74,953        (900)          (67)          46       (6,089)       67,964
Issuance of common stock and options related
   to the acquisition of HiNT Corporation.....   2,996,589         3       10,160          --            --           --           --        10,163
Deferred compensation on options issued
   related to acquisition of HiNT Corporation.          --        --           --        (110)           --           --           --          (110)
Issuance of stock pursuant
  to exercise of stock options................      69,687        --          317          --            --           --           --           317
Stockholder notes receivable interest.........          --        --           --          --            (3)          --           --            (3)
Repurchase of common stock....................    (342,300)       --         (922)         --            --           --           --          (922)
Amortization of deferred compensation.........          --        --           --         966            --           --           --           966
Comprehensive loss:
    Change in unrealized loss on investments..          --        --           --          --            --          (91)          --           (91)
    Translation adjustments...................          --        --           --          --            --           (4)          --            (4)
Net loss......................................          --        --           --          --            --           --       (2,259)       (2,259)
                                                                                                                                        ------------
Total comprehensive loss......................                                                                                               (2,354)
                                               ------------  --------  -----------  ----------  ------------  -----------  -----------  ------------
Balance at December 31, 2003..................  23,848,168  $     24  $    84,508  $      (44) $        (70) $       (49) $    (8,348) $     76,021
                                               ============  ========  ===========  ==========  ============  ===========  ===========  ============

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                             Years Ended December 31,
                                                                          -------------------------------
                                                                            2003       2002       2001
                                                                          ---------  ---------  ---------
Cash flows from operating activities:
    Net loss............................................................ $  (2,259) $  (2,320) $  (6,537)
    Adjustments required to reconcile net loss to cash
       flows provided by (used in) operating activities:
        Depreciation....................................................     2,335      2,401      2,369
        Amortization of deferred compensation...........................       966      2,121      2,906
        Compensation expense recognized.................................        --         --         17
        Amortization of goodwill and other intangible assets............       929        533      4,177
        In-process research and development.............................       875         --         --
        Tax benefit from employee stock option plans....................        --        944        281
        Other non-cash items............................................       104        172        (13)
        Changes in operating assets and liabilities:
            Accounts receivable.........................................    (1,840)     1,505        699
            Inventories.................................................      (423)     3,583        (65)
            Deferred tax assets.........................................        --      3,194        905
            Income tax receivable.......................................     3,635     (2,912)      (185)
            Other current assets........................................       225     (1,288)       787
            Other assets................................................       (20)       (15)      (153)
            Accounts payable............................................      (413)      (271)    (3,209)
            Accrued compensation and benefits...........................       380        124       (683)
            Deferred revenues...........................................       378        332     (1,149)
            Income tax payable..........................................       313         --       (552)
            Deferred tax liability......................................        --       (830)      (270)
            Accrued commissions.........................................       167       (109)       (35)
            Other accrued expenses......................................    (1,027)        68       (926)
                                                                          ---------  ---------  ---------
Net cash provided by (used in) operating activities.....................     4,325      7,232     (1,636)
                                                                          ---------  ---------  ---------
Cash flows used in investing activities:
    Cash used in acquisition of HiNT, net of cash acquired..............      (704)        --         --
    Purchases of investments............................................    (6,094)   (14,200)   (23,312)
    Sales and maturities of investments.................................    10,000      7,020     46,632
    Purchase of property and equipment..................................    (1,441)      (784)    (4,952)
    Proceeds from sales of property and equipment.......................        --          2         --
                                                                          ---------  ---------  ---------
Net cash provided by (used in) investing activities                          1,761     (7,962)    18,368
                                                                          ---------  ---------  ---------
Cash flows provided by financing activities:
    Proceeds from sales of common stock.................................       317      1,287        883
    Decrease in restricted cash and investments.........................        --         --      4,025
    Repurchases of common stock.........................................      (922)    (4,700)       (91)
    Repayment of note payable...........................................        --         --    (28,500)
                                                                          ---------  ---------  ---------
Net cash used in financing activities...................................      (605)    (3,413)   (23,683)
                                                                          ---------  ---------  ---------

Effect of exchange rate fluctuations on cash and cash equivalents.......        (8)        (6)       (39)
                                                                          ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents........................     5,473     (4,149)    (6,990)
Cash and cash equivalents at beginning of year..........................     5,482      9,631     16,621
                                                                          ---------  ---------  ---------
Cash and cash equivalents at end of year................................ $  10,955  $   5,482  $   9,631
                                                                          =========  =========  =========

Supplemental disclosure of cash flow information:
    Cash received for income taxes...................................... $   4,028  $     650  $   1,876
    Cash paid for income taxes.......................................... $      49  $       8  $      99
    Cash paid for interest.............................................. $      --  $      --  $   1,363

See accompanying notes to consolidated financial statements.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). Under FAS 115, management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2003 and 2002, all debt securities were designated as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in a separate component of stockholders' equity. The fair value of securities is based on quoted market prices. The amortized cost of debt securities in this category is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization, as well as any interest earned on the securities, is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

     The Company invests its excess cash in high quality, short-term and long-term debt and equity instruments. The following is a summary of the Company's investments by major security type at December 31, 2003 and December 31, 2002 (in thousands):

                                                                             Gross
                                                            Amortized     Unrealized
                                                              Cost       Gains (Losses)  Fair Value
                                                          -------------  -------------  -------------
2003
Operating cash.......................................... $       1,919  $          --  $       1,919
Money market mutual funds...............................         5,990             --          5,990
Municipal auction rate securities.......................         7,050             --          7,050
Municipal auction rate preferred stock..................         1,000             --          1,000
Commerical paper........................................         3,048             (3)         3,045
Sovereign debt securities...............................         1,001              1          1,002
U.S. government & agency securities.....................         3,042              8          3,050
                                                          -------------  -------------  -------------
   Total................................................ $      23,050  $           6  $      23,056
                                                          =============  =============  =============

2002
Operating cash.......................................... $       1,767  $          --  $       1,767
Money market mutual funds...............................         2,715             --          2,715
Municipal bonds.........................................         1,000             --          1,000
Municipal auction rate securities.......................         6,000             --          6,000
Corporate debt securities...............................         6,076             46          6,122
Sovereign debt securities...............................         1,024             22          1,046
U.S. government & agency securities.....................         3,001             29          3,030
                                                          -------------  -------------  -------------
   Total................................................ $      21,583  $          97  $      21,680
                                                          =============  =============  =============

     At December 31, 2003, the amortized cost and estimated fair values of short-term and long-term investments (including cash equivalents) by contractual maturity were as follows:

                                                              Amortized
                                                                 Cost     Fair Value
                                                              ----------  -----------
                                                                 (in thousands)
Less than one year.......................................... $   19,089  $    19,088
Mature in 1-2 years.........................................      2,042        2,049
                                                              ----------  -----------
   Total.................................................... $   21,131  $    21,137
                                                              ==========  ===========

Allowance for Doubtful Accounts

     The Company evaluates the collectibility of accounts receivable based on the length of time the receivables are past due. It records reserves for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected.

Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories were as follows:

                                                                   December 31,
                                                              -----------------------
                                                                 2003        2002
                                                              ----------  -----------
                                                                 (in thousands)
Work-in-process............................................. $      356  $       338
Finished goods..............................................      1,537          665
                                                              ----------  -----------
   Total.................................................... $    1,893  $     1,003
                                                              ==========  ===========

Inventory Write-downs

     The Company evaluates the need for potential write-downs of inventory by considering a combination of factors. Based on the life of the product, sales history, obsolescence and sales forecast, the Company may record write-downs to inventory ranging from 0% to 100%.

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

     Property and equipment are as follows:

                                                                   December 31,
                                                              -----------------------
                                                                 2003        2002
                                                              ----------  -----------
                                                                 (in thousands)
Land........................................................ $    8,550  $     8,550
Building....................................................     19,333       19,333
Equipment and furniture.....................................     10,275        9,104
Purchased software..........................................      4,826        4,556
                                                              ----------  -----------
                                                                 42,984       41,543
Accumulated depreciation....................................    (11,916)      (9,581)
                                                              ----------  -----------
Net property and equipment.................................. $   31,068  $    31,962
                                                              ==========  ===========

Goodwill and Other Intangibles

     Goodwill represents the excess of cost over the value of net assets of businesses acquired pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and is carried at cost unless write-downs for impairment are required. The Company evaluates the carrying value of goodwill and other intangibles on an annual basis (November 1st) and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable. Such indicators would include a significant reduction in the Company's market capitalization, a decrease in operating results or a deterioration in the Company's financial position. To date, no such impairment has been recorded.

Stock-Based Compensation

     The Company has employee stock plans, which are more fully described in Note 6. The Company has elected to account for its stock option and stock grant plans in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25).

     The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options and grants since the alternative fair market value accounting provided for under Statement of Financial Accounting Standards (SFAS) No. 123 requires use of valuation models that were not developed for use in valuing employee stock options and grants. Under APB Opinion No. 25, if the exercise price of the Company's stock grants and options equals the deemed fair value of the underlying stock on the date of grant, no compensation expense is recognized.

     If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                                   Years Ended December 31,
                                                              -----------------------------------
                                                                 2003        2002         2001
                                                              ----------  -----------  ----------
                                                              (in thousands, except per share data)
Net loss as reported........................................ $   (2,259) $    (2,320) $   (6,537)
Add: Stock-based compensation included in reported net loss.        966        2,121       2,923
Deduct: Stock-based compensation cost under SFAS 123........     (6,348)      (9,721)     (9,193)
                                                              ----------  -----------  ----------
Pro forma net loss.......................................... $   (7,641) $    (9,920) $  (12,807)
                                                              ==========  ===========  ==========
Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro forma
   net loss per common share - basic and diluted............     22,755       22,785      23,258
                                                              ==========  ===========  ==========
Pro forma net loss per common share - basic and diluted..... $    (0.33) $     (0.44) $    (0.55)
                                                              ==========  ===========  ==========
Reported net loss per common share - basic and diluted...... $    (0.10) $     (0.10) $    (0.28)
                                                              ==========  ===========  ==========

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

Advertising

     The Company accounts for advertising costs as expenses in the period in which they are incurred. Advertising expenses for 2003, 2002, and 2001, were $4,000, $19,000, and $0.2 million, respectively.

Software Development Costs

     In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," the Company is required to capitalize eligible computer software costs upon achievement of technological feasibility subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. The period between the achievement of technological feasibility and release of the Company's software products has been of short duration. As of December 31, 2003, 2002, and 2001 such costs were insignificant. Accordingly, the Company has charged all such costs to research and development expenses in the accompanying consolidated statements of operations.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management's most difficult and subjective judgments include the evaluation on the collectibility of the Company's accounts receivable, the assessment of recoverability of property, plant, and equipment and goodwill; the valuation of inventory; and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the Company may differ from management's estimates.

Comprehensive Income (Loss)

     At December 31, 2003, the components of accumulated other comprehensive income (loss), reflected in the Consolidated Statements of Stockholders' Equity, consisted of the following:

                                                                   Years Ended December 31,
                                                              -----------------------------------
                                                                 2003        2002         2001
                                                              ----------  -----------  ----------
                                                                          (in thousands)
Unrealized gain on investments, net......................... $        6  $        97  $        2
Cumulative translation adjustments..........................        (55)         (51)        (39)
                                                              ----------  -----------  ----------
Accumulated other comprehensive income (loss)............... $      (49) $        46  $      (37)
                                                              ==========  ===========  ==========

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

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. The recognition provisions of FIN 45 were effective for any guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations or cash flows. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. As disclosed in this Form 10-K, the Company's products are warranted to be free from defect for a period of one year, however, to date, the Company has experienced an immaterial amount of defective product returns. In addition, the Company generally indemnifies, under predetermined conditions, its customers for infringement of third party intellectual property rights by its products or services. The Company has not recorded a liability associated with these guarantees, as the Company has little or no history of costs associated with such indemnification requirements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", which requires companies to consolidate certain types of variable interest entities. A variable interest entity is an entity that has inadequate invested equity at risk to meet expected future losses, or whose holders of the equity investments lack any of the following three characteristics: (i) the ability to make the Company's decisions about the entity's activities; (ii) the obligation to absorb the entity's losses if they occur; (iii) the right to receive the entity's future returns if they occur. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of the interpretation are effective for financial statements issued for the first period ending after December 15, 2003, or March 15, 2004, depending on the nature of the variable interest entity. FIN 46 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

2. Net Loss Per Share

     Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

     As the Company incurred a loss for each of the years ended December 31, 2003, 2002 and 2001, the effect of dilutive securities, totaling 4.2 million, 3.4 million, and 3.1 million, equivalent shares, respectively, have been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive. Dilutive securities are comprised of stock options and warrants to purchase common stock.

3. Business Combination

     On May 22, 2003, the Company purchased HiNT Corp., a fabless semiconductor supplier of Peripheral Component Interconnect (PCI) and PCI-X bridge chips, for an aggregate purchase price, including assumed liabilities, of $15.6 million. The Company acquired HiNT Corp. in order to provide electronic-equipment suppliers with a single source for a wide selection of advanced interconnect chips and design support. The PCI, PCI-X, and HyperTransport™ standards are the architectural foundation for a broad range of communications, server, storage and embedded-control systems. The combined company will provide a wide selection of interconnect chips based on these standards. The transaction was accounted for using purchase accounting.

     The financial results for the year ended December 31, 2003 reflect the acquisition from the date the transaction was closed.

     The purchase price of the HiNT Corp. acquisition is summarized below (in thousands):

Cash consideration........................ $   3,608
Fair value of common stock issued.........     9,595
Fair value of options and warrants assumed       457
Assumed liabilities.......................     1,581
Acquisition costs.........................       391
                                            ---------
Total consideration....................... $  15,632
                                            =========

     The Company issued an aggregate of 2,996,589 shares of its common stock valued at $9.6 million and paid cash of $3.6 million. The Company also assumed 267,920 vested and unvested stock options and 3,057 warrants with a total value of approximately $0.5 million. The stock options and warrants were valued using the Black-Scholes valuation model. Additionally, the Company incurred $0.4 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were included as part of the purchase price consideration for this transaction. Assumed liabilities consisted primarily of accounts payable and other accrued expenses.

     PLX recorded $0.1 million in deferred compensation on 75,351 unvested employee stock options assumed in connection with the acquisition of HiNT Corp. Deferred compensation is being amortized over the remaining vesting period of these assumed options.

     Additional consideration of PLX's common stock and cash with a maximum aggregate value of approximately $2.3 million may be paid out in the event HiNT product sales meet certain performance milestones approximately one year following the close of the transaction. Any additional consideration will become additional goodwill.

     The allocation of the Company's purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below (in thousands). The allocation was based on a number of factors including a valuation and a fair value appraisal.

Net tangible assets....................... $    4,123
In-process technology.....................        875
Goodwill and other intangible assets:
    Goodwill..............................      7,944
    Developed/Core Technology.............      1,828
    Customer Base.........................        862
                                             ---------
                                               10,634
                                             ---------
Net assets acquired....................... $   15,632
                                             =========

     Net tangible assets acquired were comprised primarily of cash of $2.9 million, inventory of $0.5 million, and accounts receivables $0.6 million. The acquired in-process technology was written-off in the second quarter of 2003. The estimated weighted average useful lives of the intangible assets for the developed/core technology and customer base acquired in connection with the acquisition of HiNT Corp. are approximately five and three years, respectively. Amortization of developed/core technology and customer base was $222,000 and $175,000, respectively, for the year ended December 31, 2003.

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

     Percentage of Completion. Percentage of completion was determined using costs incurred by HiNT Corp. prior to the acquisition date compared to the remaining research and development costs to be incurred to bring the project to technological feasibility. As of the acquisition date, the Company estimated the project was approximately 80% complete. As of February 2004, the project was substantially complete. However, generation of future sales from this product is dependent on rapidly changing customer markets and significant competitive threats from numerous companies. Such risks could adversely impact sales and profitability of the Company in the future. Additionally, the value of the intangible assets acquired may become impaired.

Unaudited Pro Forma Financial Results

     The unaudited pro forma financial information combines the historical statements of operations of the Company and Hint Corp. for the year ended December 31, 2003 and 2002 and gives effect to the transaction, including the amortization of other intangible assets and the recognition of deferred compensation, as if they occurred at the beginning of each period presented. The amount of the aggregate purchase price allocated to purchased in-process research and development has been excluded from the pro forma information, as it is a non-recurring item.

     The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the dates indicated, nor is it necessarily indicative of future operating results of the combined companies and should not be construed as representative of these amounts for any future periods. The following table is in thousands, except per share data:

                                                                   December 31,
                                                              ---------------------------
                                                                  2003           2002
                                                              ------------   ------------
Net revenues................................................ $     40,509   $     40,548
Net loss.................................................... $     (2,284)  $     (1,714)

Net loss per share - basic and diluted...................... $      (0.10)  $      (0.07)
                                                              =============  =============
Shares used to compute basic and diluted per share amounts..       23,913         25,782
                                                              =============  =============

4. Goodwill

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 142 as of January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but rather are reviewed for impairment annually, or more frequently if certain indicators arise. Other intangibles will continue to be amortized over their useful lives. The Company reclassified acquired workforce, which is no longer defined as an identifiable intangible asset under SFAS 141, to goodwill as of January 1, 2002. As of December 31, 2003, no impairment of goodwill has been recognized.

     The impact of SFAS No. 142 is summarized below:

                                                                   Years Ended December 31,
                                                              -----------------------------------
                                                                 2003        2002         2001
                                                              ----------  -----------  ----------
                                                                      (in thousands)
Net loss, as reported....................................... $   (2,259) $    (2,320) $   (6,537)
Add:
    Goodwill amortization...................................         --           --       3,310
    Workforce amortization..................................         --           --         246
                                                              ----------  -----------  ----------
Net loss, as adjusted....................................... $   (2,259) $    (2,320) $   (2,981)
                                                              ==========  ===========  ==========

Basic and diluted net loss per share, as reported........... $    (0.10) $     (0.10) $    (0.28)
                                                              ==========  ===========  ==========

Basic and diluted net loss per share, as adjusted........... $    (0.10) $     (0.10) $    (0.13)
                                                              ==========  ===========  ==========

     Changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows (in thousands):

Balance as of December 31, 2001............................. $    7,998
Workforce reclassified as goodwill during the period........        594
Realization of unrecorded deferred tax assets acquired
   via the purchase of Sebring Systems, Inc.................       (538)
                                                              ----------
Balance as of December 31, 2002.............................      8,054
Hint acquisition............................................      7,944
                                                              ----------
Balance as of December 31, 2003............................. $   15,998
                                                              ==========

5. Concentrations of Credit, Customer and Supplier Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments and trade receivables. The Company generally invests its excess money in money market funds, commercial paper of corporations with high credit ratings, municipal bonds, and treasury bills. The Company has not experienced any significant losses on its cash equivalents or short and long-term investments. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. At December 31, 2003, the Company's largest receivable balance accounted for approximately 15% of net accounts receivable. Through fiscal 2003, a relatively small number of direct customers and distributors accounted for a significant percentage of the Company's revenues. The Company analyzes the need for reserves for potential credit losses and records reserves when necessary.

     Currently, the Company relies on single source suppliers of materials for the significant majority of its product inventory. As a result, should the Company's current suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results may be adversely impacted.

6. Employee Stock Plans

     At December 31, 2003, 5,625,942 shares of the Company's common stock were reserved for future issuance.

     The Company's 1998 Stock Incentive Plan (the "1998 Plan") was approved by the Board of Directors on January 15, 1998. The 1998 Plan provides for the grant of both incentive and nonqualified stock options. The Company's 1999 Stock Incentive Plan was approved by the Board of Directors on January 25, 1999 and amended on May 24, 2000, May 22, 2001 and May 22, 2002 (as so amended, the "1999 Plan"). The 1999 Plan provides for the grant of both incentive and nonqualified stock options. The maximum term of any stock option granted under the 1998 and 1999 Plans is ten years, except that with respect to incentive stock options granted to a person possessing more than 10% of the combined voting power of the Company (a 10% stockholder), the term of such stock options shall be for no more than five years. The exercise price of incentive stock options granted under the 1998 and 1999 Plan must be at least 100% of the fair market value of the common stock on the grant date except that the exercise price of incentive stock options granted to a 10% stockholder must be at least 110% of such fair market value on the date of grant. The options generally vest over a period of four years.

     Activity under the 1998 and 1999 Plans is summarized as follows:

                                                              Options Outstanding
                                                    -----------------------------------------
                                         Options                                  Weighted
                                        Available                   Aggregate      Average
                                           for        Number of      Exercise     Exercise
                                          Grant       Options         Price        Price
                                       ------------ -------------  ------------  -----------
Balance at December 31, 2000..........   1,249,232     2,896,327  $ 41,223,159  $     14.23
    Options authorized................     900,000            --
    Options granted...................  (1,114,000)    1,114,000     8,941,348         8.03
    Options exercised.................          --      (192,400)     (883,183)        4.59
    Options canceled..................     638,679      (727,744)  (10,285,923)       14.13
                                       ------------ -------------  ------------
Balance at December 31, 2001..........   1,673,911     3,090,183    38,995,401        12.62
    Options authorized................     900,000            --
    Options granted...................  (1,073,300)    1,073,300    14,386,905        13.40
    Options exercised.................          --      (199,850)   (1,286,976)        6.44
    Options canceled..................     525,396      (560,325)   (7,559,407)       13.49
                                       ------------ -------------  ------------
Balance at December 31, 2002..........   2,026,007     3,403,308    44,535,923        13.09
    Options authorized................          --            --
    Options assumed...................          --       267,920       415,645         1.55
    Options granted...................    (942,500)      942,500     3,303,040         3.50
    Options exercised.................          --       (69,687)     (317,338)        4.55
    Options canceled..................     306,021      (307,627)   (4,152,600)       13.50
                                       ------------ -------------  ------------
Balance at December 31, 2003..........   1,389,528     4,236,414  $ 43,784,670  $     10.34
                                       ============ =============  ============

     Options assumed of 267,920 represent options related to the May 2003 acquisition of HiNT Corp. Options assumed from HiNT Corporation and Sebring Systems are no longer available for grant once canceled.

     The following table summarizes the information about options outstanding at December 31, 2003:

                           Options Outstanding           Options Exercisable
                     ---------------------------------- ---------------------
                                   Weighted
                                   Average    Weighted              Weighted
                                  Remaining    Average               Average
      Range of         Number     Contractual Exercise    Number    Exercise
   Exercise Price    Outstanding     Life       Price   Exercisable   Price
-------------------- -----------  ----------  --------- ----------  ---------
$1.25 - $3.22.......  1,050,918   7.54 years $    2.61    378,205  $    1.84
$3.28 - $6.65.......    713,184   7.07 years      4.65    420,433       5.19
$6.70 - $9.00.......    916,553   6.66 years      8.18    888,928       8.22
$9.21 - $16.65......    784,284   7.93 years     15.49    330,616      15.22
$17.94 - $25.94.....    754,975   6.30 years     23.32    754,975      23.22
$27.00 - $31.63.....     16,500   6.16 years     28.60     16,500      28.60
                     -----------                        ----------
Total...............  4,236,414   7.12 years $   10.34  2,789,657  $   11.94
                     ===========                        ==========

     As of December 31, 2003, 2002, and 2001, there were 2,500,572, 1,686,558, and 1,580,937 stock options vested at weighted average exercise prices of $12.04 per share, $12.20 per share, and $9.82 per share, respectively.

     During the year ended December 31, 2003, the Company recorded aggregate deferred compensation of $0.1 million, representing the difference between the grant price and the deemed fair value of the Company's common stock options granted during this period. The Company recorded no deferred compensation in 2002 and 2001. The amortization of deferred compensation is charged to operations and is amortized on a straight-line basis over the vesting period of the options, which is typically three years. For the years ended December 31, 2003, 2002, and 2001, amortization expense was $1.0 million, $2.1 million, and $2.9 million, respectively. In addition, for the years ended December 31, 2003, 2002, and 2001, the Company reversed aggregate deferred compensation of $0, $0.9 million, and $2.5 million, respectively, on options associated with employee terminations.

7. FAS 123 Assumptions

     Pro forma information regarding net income (loss) is required by FAS 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by FAS 123. Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used for 2003, 2002, and 2001:

                                                              Years Ended December 31,
                                                         -------------------------------
                                                           2003       2002       2001
                                                         ---------  ---------  ---------
Volatility.............................................      1.16       1.00       1.00
Expected life of options (in years)....................      5.15       4.05       4.00
Dividend yield.........................................        -- %       -- %       -- %
Risk-free interest rate................................      3.23%     4.05%     4.66%

     The weighted average grant date fair value of options granted during 2003, 2002, and 2001 was $2.98, $10.93, and $6.22, respectively.

8. Other Intangible Assets

     Information regarding the Company's other identified intangible assets subject to amortization is as follows (in thousands):

                                                                       2003
                                                 -------------------------------------------------
                                                 Gross Carrying     Accumulated          Net
                                                     Amounts       Amortization         Value
                                                 ---------------  ---------------  ---------------
Patents........................................ $         2,132  $        (1,909) $           223
Developed Core Technology......................           1,828             (222)           1,606
Customer Base..................................             861             (175)             686
                                                 ---------------  ---------------  ---------------
Total.......................................... $         4,821  $        (2,306) $         2,515
                                                 ===============  ===============  ===============

                                                                    2002
                                                 -------------------------------------------------
                                                 Gross Carrying     Accumulated          Net
                                                     Amounts       Amortization         Value
                                                 ---------------  ---------------  ---------------
Patents........................................ $         2,132  $        (1,377) $           755
                                                 ---------------  ---------------  ---------------
Total.......................................... $         2,132  $        (1,377) $           755
                                                 ===============  ===============  ===============

     The estimated useful lives of the intangible assets for patents, developed/core technology and customer base are approximately four, five and three years, respectively. Estimated amortization expenses for the fiscal years ending December 31 are as follows:

2004 2005 2006 2007	$0.8 million $0.7 million $0.7 million $0.3 million

     The carrying amount of indefinite lived intangibles (Tradename) as of December 31, 2003 and 2002 was approximately $0.2 million.

9. Stock Repurchase

     In September 2002, the Company's Board of Directors approved a repurchase of up to 2,000,000 shares of common stock. The Company, at the discretion of management, can repurchase the shares from time to time in the open market or in privately negotiated transactions. As of December 31, 2003, approximately 774,000 shares had been repurchased at approximately $1,867,000.

10. Retirement Savings Plan

     The Company has a retirement savings plan, commonly known as a 401(k) plan, that allows all full-time employees to contribute up to 100% of their annual compensation. Employee contributions are limited to a maximum annual amount as set up by the Internal Revenue Service. Beginning in 1996, the Company made a matching contribution calculated at 50 cents on each dollar of the first 6% of participant contributions. The Company's contributions to the 401(k) plan were $0.3 million, $0.2 million, and $0.3 million for 2003, 2002, and 2001, respectively.

11. Income Taxes

     The provision (benefit) for income taxes consists of the following:

                                                              Years Ended December 31,
                                                         -------------------------------
                                                           2003       2002       2001
                                                         ---------  ---------  ---------
                                                                  (in thousands)
Federal:
    Current............................................ $      --  $  (2,842) $  (2,382)
    Deferred...........................................        --      2,764        600
                                                         ---------  ---------  ---------
                                                               --        (78)    (1,782)
                                                         ---------  ---------  ---------
State:
    Current............................................         6         --       (119)
    Deferred...........................................        --        138         35
                                                         ---------  ---------  ---------
                                                                6        138        (84)
                                                         ---------  ---------  ---------
Foreign:
    Current............................................        23         --         --
    Deferred...........................................        --         --         --
                                                         ---------  ---------  ---------
                                                               23         --         --
                                                         ---------  ---------  ---------
Total.................................................. $      29  $      60  $  (1,866)
                                                         =========  =========  =========

     The provision (benefit) for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal income tax rate as follows:

                                                              Years Ended December 31,
                                                         -------------------------------
                                                           2003       2002       2001
                                                         ---------  ---------  ---------
                                                                  (in thousands)
Tax benefit at the U.S. statutory rate................. $    (780) $    (791) $  (2,941)
State taxes (net of federal benefit)...................       (97)       (99)       (55)
Tax exempt interest income.............................        --       (379)       (87)
Non-deductible in-process R&D write off................       345         --         --
Non-deductible amortization of deferred compensation...       380        835      1,017
Non-deductible amortization of goodwill
   and purchased intangible assets.....................        --         --      1,158
Research and development credit........................        --     (1,786)      (600)
Tax benefits from prior years..........................        --         --       (975)
Change in valuation allowance..........................        98      2,242        600
Other individually immaterial items....................        83         38         17
                                                         ---------  ---------  ---------
                                                        $      29  $      60  $  (1,866)
                                                         =========  =========  =========

     During the years ended December 31, 2003, 2002, and 2001, the Company's deferred tax asset valuation allowance increased by $0.6 million, $4.7 million, and $0.6 million, respectively. Approximately $0.2 million of the 2003 increase in the valuation allowance and $2.5 million of the 2002 increase in the valuation allowance resulted from the establishment of deferred tax assets related to the net operating losses and start-up costs associated with the Company's acquisition of HiNT Corporation and Sebring Systems, Inc. These assets will be reflected as an adjustment to goodwill if and when they are realized.

     The Company increased its benefit in fiscal 2001 by $1.0 million or $0.04 per share due to the recognition of tax benefits from prior years. This change in estimated taxes was reflected in the federal tax return for 2000 filed in September 2001.

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              December 31,
                                                         --------------------
                                                           2003       2002
                                                         ---------  ---------
                                                            (in thousands)
Deferred tax assets:
    Accrued expenses and reserves...................... $   1,100  $   1,367
    Net operating loss carryforwards...................     3,920      2,653
    Research and development credit carryforwards......     2,286      1,621
    Costs capitalized for tax purposes.................       284        489
    Other..............................................        --         --
                                                         ---------  ---------
Gross deferred tax assets..............................     7,590      6,130
Valuation allowance....................................    (5,967)    (5,321)
                                                         ---------  ---------
                                                            1,623        809
                                                         ---------  ---------
Deferred tax liabilities:
    Acquisition related intangibles....................    (1,323)      (616)
    Other..............................................      (300)      (193)
                                                         ---------  ---------
                                                           (1,623)      (809)
                                                         ---------  ---------
Total net deferred tax assets.......................... $      --  $      --
                                                         =========  =========

     At December 31, 2003, the Company had federal and state net operating loss carryforwards of $10.8 million and $2.4 million, respectively. These carryforwards will expire at various dates beginning in 2005 through 2023, if not utilized. In addition, as of December 31, 2003, the Company had federal and state tax credit carryforwards of approximately $1.2 million and $2.3 million, respectively, which expire at various dates beginning in 2007. Approximately $169,000 of the net operating loss carryforward represents the stock option deduction arising from activity under the Company's stock option plan, the benefit of which will increase additional paid in capital when realized.

     Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

     A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance due to the history of losses and the variability of operating results.

     The Company has made no provision for U.S. income taxes on approximately $150,000 of cumulative undistributed earnings of certain foreign subsidiaries because it is the Company's intention to permanently reinvest such earnings. If such earnings were distributed, the Company would accrue additional taxes of approximately $50,000.

     Pre-tax income from foreign operations was $56,000 in 2003 and $44,000 in 2002.

12. Commitments

     In November 2003, the Company entered into a software license agreement with an unrelated party totaling $3.9 million. The Company paid approximately $1.3 million upon execution of the agreement and is obligated to pay $1.3 million and $1.3 million in 2004 and 2005, respectively.

     The Company uses several contract manufacturers and suppliers to provide manufacturing services for its products. As of December 31, 2003, the Company has purchase commitments for inventory with these contract manufacturers and suppliers of approximately $1.7 million. These inventory purchase commitments are placed on a sales order basis with lead times ranging from 8 to 13 weeks to meet estimated customer demand requirements.

     The Company leases facilities under non-cancelable operating lease agreements. Future minimum payments under facility leases at December 31, 2003 are as follows:

                                                       (in thousands)
                                                         ---------
2004................................................... $     841
2005...................................................       135
2006...................................................        19
2007 and thereafter....................................        --
                                                         ---------
Total minimum lease payments........................... $     995
                                                         =========

     Rental expense for all leases aggregated approximately $0.7 million, $0.1 million, and $0.5 million, net of sublease income of $8,000, $0.4 million, and $0 for the years ended December 31, 2003, 2002, and 2001, respectively.

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

     Revenues by geographic region based on customer location were as follows:

                                                              Years Ended December 31,
                                                         -------------------------------
                                                           2003       2002       2001
                                                         ---------  ---------  ---------
                                                                  (in thousands)
Revenues:
    United States...................................... $  12,155  $  13,312  $  22,978
    Asia - excluding Taiwan and Singapore..............     6,696      5,940      3,164
    Europe - excluding France..........................     5,280      4,955      5,092
    Taiwan.............................................     4,097      1,614      2,744
    Singapore..........................................     3,995      3,195      1,891
    France.............................................     3,845      4,609      6,373
    North America - excluding United States............     1,970      1,185      1,886
                                                         ---------  ---------  ---------
        Total.......................................... $  38,038  $  34,810  $  44,128
                                                         =========  =========  =========

     Sales to the following distributors or direct customers accounted for 10% or more of net revenues:

                                                              Years Ended December 31,
                                                         -------------------------------
                                                           2003       2002       2001
                                                         ---------  ---------  ---------
Metatech...............................................        11%        9%        4%
A2M....................................................        10%       13%       14%
Prediwave..............................................        -- %        3%       18%
Unique Technologies....................................        -- %       --         11%

14. Related Party Transactions

     The Company and a customer are related parties because the chairman of the Company's Board of Directors also serves on the customer's Board of Directors. For the years ended December 31, 2003, 2002, and 2001, net revenues from sales to this customer, which were transacted at arms' length prices, were approximately $1.0 million, $0.7 million, and $0.8 million, respectively. The Company sold products to this customer directly as well as through distributors.

15. Quarterly Summaries

(In thousands, except per share amounts, unaudited)

                                                  Three Months Ended
                                       ------------------------------------------
                                       March 31,  June 30,   Sept. 30,   Dec 31,
                                         2003     2003 (1)     2003       2003
                                       ---------  ---------  ---------  ---------
Net revenues......................... $   8,503  $   8,660  $  10,283  $  10,592
Gross profit......................... $   5,988  $   6,142  $   7,437  $   7,604
Net income (loss).................... $    (816) $  (1,897) $     129  $     325
Net income (loss) per basic share.... $   (0.04) $   (0.09) $    0.01  $    0.01
Net income (loss) per diluted share.. $   (0.04) $   (0.09) $    0.01  $    0.01

                                                  Three Months Ended
                                       ------------------------------------------
                                       March 31,  June 30,   Sept. 30,   Dec 31,
                                         2002       2002       2002       2002
                                       ---------  ---------  ---------  ---------
Net revenues......................... $  10,118  $   7,797  $   8,339  $   8,556
Gross profit......................... $   6,757  $   5,416  $   5,904  $   5,881
Net loss............................. $    (271) $  (1,160) $    (688) $    (201)
Net loss per basic share............. $   (0.01) $   (0.05) $   (0.03) $   (0.01)
Net loss per diluted share........... $   (0.01) $   (0.05) $   (0.03) $   (0.01)

(1) Net loss includes a $0.9 million charge for in-process research and development.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

                                                      Additions    Deductions
                                        Balance at   Charged to     Amounts
                                       Beginning of   Costs and    Recovered    Balance at
             Description                  Period      Expenses    (Written off)   Period
-------------------------------------  ------------  -----------  ------------  ----------
Year ended December 31, 2003
Allowance for doubtful accounts...... $        127  $        39  $         (5) $      161
Year ended December 31, 2002
Allowance for doubtful accounts...... $        202  $       103  $       (178) $      127
Year ended December 31, 2001
Allowance for doubtful accounts...... $        318  $        49  $       (165) $      202

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2004	PLX Technology, Inc. by: /s/ Michael J. Salameh Name: Michael J. Salameh Title: President

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Salameh and Rafael Torres, and each of them, his attorneys- in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in- fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title(s)	Date
/s/ Michael J. Salameh Michael J. Salameh	President and Director (Principal Executive Officer)	February 27, 2004
/s/ Rafael Torres Rafael Torres	Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 27, 2004
/s/ D. James Guzy D. James Guzy	Director and Chairman of the Board of Directors	February 27, 2004
/s/ Timothy Draper Timothy Draper	Director	February 27, 2004
/s/ Robert H. Smith Robert H. Smith	Director	February 27, 2004
/s/ John H. Hart John H. Hart	Director	February 27, 2004

EXHIBIT INDEX

Exhibit
Number	Description
2.1 (3)	Agreement and Plan of Reorganization dated May 6, 2003 by and among PLX Technology, Inc., HT Acquisition Sub, LLC, HiNT Corporation and Herbert Chang as Shareholders' Agent.
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2 (1)	Registrant's Amended and Restated Bylaws.
4.1	Reference is made to Exhibit 3.1.
10.1 (1)*	Form of Indemnification Agreement between PLX and each of its Officers and Directors.
10.2 (1)*	1998 Stock Incentive Plan.
10.3 (1) (2)*	1999 Stock Incentive Plan, As Amended.
10.4 (1)	Lease Agreement dated October 17, 1997 between The Arrillaga Foundation and The Perry Foundation as Landlords and PLX as Tenant, as amended.
10.7 (4)	Note Secured By Stock Pursuant to Stock Pledge Agreement dated June 18, 1997, between Jack Regula and Sebring Systems, Inc.
10.8 (4)	Stock Pledge Agreement dated June 18, 1997 between Jack Regula and Sebring Systems, Inc.
10.9 (4)	Amendment to Stock Pledge Agreement dated May 19, 2000 between Sebring Systems, Inc. and Jack Regula.
10.10 (6)*	HiNT Corp. 2000 Stock Plan.
10.11 (5)*	Sebring Systems, Inc. 1997 Stock Otion/Stock/Issuance Plan.
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President Pursuant to 18 U.S.C.Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-71795).
(2)	Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002.
(3)	Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on May 27, 2003.
(4)	Incorporated by reference to the same numbered exhibit previously filed with the Company's Form 10-K as filed on March 13, 2003.
(5)	Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on June 2, 2000.
(6)	Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2003.
*	Management contract or compensatory plan or arrangement.