Form 10-Q
period 2004-03-31
PLX TECHNOLOGY INC
filed 2004-04-29
CIK 850579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ]    NO [   ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [       ]     NO [ X ]

      As of April 27, 2004, there were 23,988,314 shares of common stock, par value $0.001 per share, outstanding.

PLX Technology, Inc.
Index To
Report on Form 10-Q
For Quarter Ended March 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

                                                       March 31,   December 31,
                                                         2004          2003 (1)
                                                     ------------  ------------
                                                      (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents........................ $      9,817  $     10,955
  Short-term marketable securities.................        7,100        10,052
  Accounts receivable, net.........................        6,042         4,998
  Inventories......................................        1,417         1,893
  Income tax receivable............................           --            --
  Other current assets.............................        1,798         1,730
                                                     ------------  ------------
Total current assets...............................       26,174        29,628
Property and equipment, net........................       30,696        31,068
Long-term marketable securities....................        8,212         2,049
Goodwill...........................................       15,998        15,998
Other intangible assets............................        2,434         2,730
Other assets.......................................          305           330
                                                     ------------  ------------
Total assets.......................................       83,819  $     81,803
                                                     ============  ============
LIABILITIES
Current liabilities:
  Accounts payable................................. $      2,678  $      1,768
  Accrued compensation and benefits................        1,561         1,427
  Deferred revenues................................        1,126           991
  Accrued commissions..............................          308           368
  Other accrued expenses...........................        1,551         1,228
                                                     ------------  ------------
Total current liabilities..........................        7,224         5,782
                                                     ------------  ------------
STOCKHOLDERS' EQUITY
  Common stock, par value..........................           24            24
  Additional paid-in capital.......................       84,756        84,508
  Deferred compensation............................          (26)          (44)
  Notes receivable for employee stock purchases....          (70)          (70)
  Accumulated other comprehensive loss.............          (18)          (49)
  Accumulated deficit..............................       (8,071)       (8,348)
                                                     ------------  ------------
Total stockholders' equity.........................       76,595        76,021
                                                     ------------  ------------
Total liabilities and stockholders' equity......... $     83,819  $     81,803
                                                     ============  ============

(1) Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

                                                     Three Months Ended
                                                           March 31,
                                                   --------------------
                                                       2004       2003
                                                   ---------  ---------
Net revenues..................................... $  11,642  $   8,503
Cost of revenues.................................     3,229      2,515
                                                   ---------  ---------
Gross margin.....................................     8,413      5,988
                                                   ---------  ---------
Operating expenses:
  Research and development.......................     4,057      3,713
  Selling, general and administrative............     3,678      3,058
  In-process research and development............        --         --
  Amortization of purchased intangible assets....       297        133
                                                   ---------  ---------
Total operating expenses.........................     8,032      6,904
                                                   ---------  ---------
Income (loss) from operations....................       381       (916)
Interest income and other, net...................        68        108
                                                   ---------  ---------
Income (loss) before provision for income taxes..       449       (808)
Provision for income taxes.......................       172          8
                                                   ---------  ---------
Net income (loss)................................ $     277  $    (816)
                                                   =========  =========

Basic net income (loss) per share................ $    0.01  $   (0.04)
                                                   =========  =========
Shares used to compute basic per share amounts...    23,876     21,135
                                                   =========  =========
Diluted net income (loss) per share.............. $    0.01  $   (0.04)
                                                   =========  =========
Shares used to compute diluted per share amounts.    25,181     21,135
                                                   =========  =========

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

                                                                        Three Months Ended
                                                                             March 31,
                                                                     --------------------
                                                                         2004       2003
                                                                     ---------  ---------
Cash flows from operating activities
Net income (loss).................................................. $     277  $    (816)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Depreciation.....................................................       565        564
  Amortization of deferred compensation............................        18        457
  Amortization of purchased intangible assets......................       297        133
  In process research and development..............................        --         --
  Other non-cash items.............................................        13         36
  Changes in operating assets and liabilities:
    Accounts receivable............................................    (1,044)      (751)
    Inventories....................................................       476        156
    Income tax receivable..........................................        --         --
    Other current assets...........................................       (72)      (404)
    Other assets...................................................        29         32
    Accounts payable...............................................       909        366
    Accrued compensation and benefits..............................        74        150
    Income Tax Payable.............................................        --         --
    Deferred tax liability.........................................        --         --
    Deferred revenues..............................................       135         76
    Other accrued expenses.........................................       323         15
                                                                     ---------  ---------
Net cash provided by operating activities..........................     2,000         14
                                                                     ---------  ---------
Investing Activities
Payment for the acquisition of HiNT, net of cash acquired..........        --         --
Purchases of  marketable securities................................    (7,143)    (2,000)
Sales and maturities of marketable securities......................     3,950      1,000
Purchases of property and equipment................................      (194)      (349)
                                                                     ---------  ---------
Net cash used in investing activities..............................    (3,387)    (1,349)
                                                                     ---------  ---------
Financing Activities
Proceeds from sales of common stock................................       248         24
Repurchases of common stock........................................        --         --
                                                                     ---------  ---------
Net cash used in financing activities..............................       248         24
                                                                     ---------  ---------
Effect of exchange rate fluctuations on cash and cash equivalents..         1         (5)
                                                                     ---------  ---------
Decrease in cash and cash equivalents..............................    (1,138)    (1,316)
Cash and cash equivalents at beginning of year.....................    10,955      5,482
                                                                     ---------  ---------
Cash and cash equivalents at end of period......................... $   9,817  $   4,166
                                                                     =========  =========

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, "PLX" or the "Company") as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

The unaudited condensed consolidated financial statements include all of the accounts of the Company and those of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

Comprehensive Net Income (Loss)

The Company's comprehensive net income (loss) for the three months ended March 31, 2004 and March 31, 2003 was as follows (in thousands):

                                                     Three Months Ended
                                                           March 31,
                                                   --------------------
                                                       2004       2003
                                                   ---------  ---------
Net income (loss)................................       277       (816)
Unrealized gain (loss) on marketable securities,         28        (17)
Cumulative translation adjustments...............         3          4
                                                   ---------  ---------
Comprehensive net income (loss)..................       308       (829)
                                                   =========  =========

Recent Accounting Pronouncements

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

2. Stock Based Compensation

The Company has elected to follow the intrinsic value method under APB Opinion No. 25 and related interpretations in accounting for its stock options and grants since the alternative fair market value accounting provided for under Statement of Financial Accounting Standards (SFAS) No. 123 requires use of grant valuation models that were not developed for use in valuing employee stock options and grants. Under the intrinsic value method under APB Opinion No. 25, if the exercise price of the Company's stock grants and options equals the deemed fair value of the underlying stock on the date of grant, no compensation expense is recognized.

If compensation expense for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                             Three Months Ended
                                                                   March 31,
                                                           --------------------
                                                               2004       2003
                                                           ---------  ---------
Net income (loss) as reported............................ $     277  $    (816)
Add: stock-based compensation included in reported
  net income (loss)......................................        18        457
Deduct: stock-based compensation cost under SFAS 123.....    (1,198)    (1,905)
                                                           ---------  ---------
Pro forma net loss....................................... $    (903) $  (2,264)
                                                           =========  =========
Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro
  forma net loss per common share - basic and diluted....    23,876     21,135

Pro forma net loss per common share - basic and diluted.. $   (0.04) $   (0.11)
                                                           =========  =========
Reported net income (loss) per common share - basic...... $    0.01  $   (0.04)
                                                           =========  =========
Reported net income (loss) per common share - diluted.... $    0.01  $   (0.04)
                                                           =========  =========

3. Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories were as follows (in thousands):

                               March 31,   December 31,
                                 2004          2003
                             ------------  ------------
Work in process............ $        447  $        356
Finished goods.............          970         1,537
                             ------------  ------------
Total...................... $      1,417  $      1,893
                             ============  ============

4. Business Combination

On May 22, 2003, the Company purchased HiNT Corp., a fabless semiconductor supplier of Peripheral Component Interconnect (PCI) and PCI-X bridge chips, for an aggregate purchase price, including assumed liabilities, of $15.6 million. The Company acquired HiNT Corp. in order to provide electronic-equipment suppliers with a single source for a wide selection of advanced interconnect chips and design support. The PCI, PCI- X, and HyperTransport™ standards are the architectural foundation for a broad range of communications, server, storage and embedded-control systems. The transaction was accounted for using purchase accounting. Additional consideration of PLX's common stock and cash with a maximum aggregate value of approximately $2.3 million may be paid out in the event HiNT product sales meet certain performance milestones approximately one year following the close of the transaction. Any additional consideration will become additional goodwill.

Amortization of developed/core technology and customer base was $91,000 and $72,000, respectively, for the three month period ended March 31, 2004.

Unaudited Pro Forma Financial Results

The unaudited pro forma financial information combines the historical statements of operations of the Company and Hint Corp. for the three months ended March 31, 2003 and gives effect to the transaction, including the amortization of other intangible assets and the recognition of deferred compensation, as if they occurred at January 1, 2003. The amount of the aggregate purchase price allocated to purchased in-process research and development has been excluded from the pro forma information, as it is a non- recurring item.

The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at January 1, 2003, nor is it necessarily indicative of future operating results of the combined companies and should not be construed as representative of these amounts for any future periods (in thousands, except per share data).

                                           Three Months Ended
                                                 March 31,
                                         --------------------
                                             2004       2003
                                         ---------  ---------
Net revenues........................... $  11,642  $   9,921
Net income (loss)...................... $     277  $    (707)

Net income (loss) per share - basic.... $    0.01  $   (0.03)
                                         ========== ==========
Shares used to compute basic per share     23,876     24,132
                                         ========== ==========

Net income (loss) per share - diluted.. $    0.01  $   (0.03)
                                         ========== ==========
Shares used to compute diluted per shar    25,181     24,132
                                         ========== ==========

5. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

                                           Three Months Ended
                                                 March 31,
                                         --------------------
                                             2004       2003
                                         ---------  ---------

Net income (loss)...................... $     277  $    (816)
                                         ========== ==========

Weighted average shares of common stock
   outstanding.........................    23,876     21,135
                                         ========== ==========

Net income (loss) per share - basic.... $    0.01  $   (0.04)
                                         ========== ==========

Shares used in computing basic net income (loss)
   per share...........................    23,876     21,135
Dilutive effect of stock options.......     1,305         --
                                         ---------- ----------
Shares used in computing diluted net income
   (loss)per share.....................    25,181     21,135
                                         ========== ==========

Net income (loss) per share - diluted.. $    0.01  $   (0.04)
                                         ========== ==========

Employee stock options to purchase approximately 3.3 million shares for the three months period ended March 31, 2004 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive. As the Company incurred a loss for the three months period ended March 31, 2003, the effect of dilutive securities, totaling 4.0 million equivalent shares, have been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive.

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

Revenues by geographic region based on customer location were as follows (in thousands):

                                           Three Months Ended
                                                 March 31,
                                         --------------------
                                             2004       2003
                                         ---------  ---------
                                         (unaudited)
Revenues:
  United States......................... $   4,174  $   3,140
  Asia - excluding Taiwan and Singapore.     2,315      1,299
  Europe - excluding France.............     1,721      1,147
  Taiwan................................     1,243        723
  Singapore.............................     1,191        797
  Americas - excluding United States....       585        467
  France................................       413        930
                                         ---------  ---------
Total................................... $  11,642  $   8,503
                                         =========  =========

For the three months ended March 31, 2004, approximately 12% of net revenue was derived from sales to one distributor. For the three months ended March 31, 2003, approximately 11% of net revenues was derived from sales to a different distributor. No other distributor or direct customer represented greater than 10% of net revenues.

7. Income Taxes

Income tax expense of $172,000 was recorded for the three months ended March 31, 2004 compared to income tax expense of $8,000 for the three months ended March 31, 2003. Income tax expense for the three months ended March 31, 2004 is primarily due to federal alternative minimum tax, miscellaneous state income taxes and foreign income taxes. The current expense differs from the expected provision derived by applying the applicable U.S. federal statutory rate to the income from operations primarily due to nondeductible acquisition-related items.

Deferred tax assets are recognized when there is sufficient evidence that it is more likely than not that such deferred tax assets will be realized. The company has determined that such evidence does not currently exist. Therefore, a full valuation allowance has been established to reserve the Company's net deferred tax assets.

8. Agreement to Acquire NetChip Technology, Inc.

In March 2004, the Company announced a definitive agreement to acquire NetChip Technology, Inc., a privately held, fabless semiconductor supplier. NetChip is a leading supplier of chips based on Universal Serial Bus 2.0 (USB 2.0), a high-speed, mixed-signal interconnect standard, as well as the Peripheral Component Interconnect (PCI) standard. Under the terms of the agreement, the Company will issue common stock and options to purchase common stock with an aggregate value of approximately $20 million, valued at approximately $9.78 per share, which is subject to adjustment at the closing, in exchange for all outstanding securities of NetChip and options to purchase securities of NetChip. Additional consideration of common stock with a maximum aggregate value of approximately $10 million may be paid out under certain provisions approximately one year following the close of the transaction. The Company expects to close the NetChip acquisition late in the second quarter, pending the necessary vote of PLX stockholders and other customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. These statements also include statements regarding the anticipated closing date of the NetChip acquisition, our ability to meet our capital requirements for the next twelve months, and our future capital requirements. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ include that there may be unexpected delays in closing the NetChip acquisition and that unexpected capital requirements may arise due to that acquisition or other possible acquisitions. Actual results could also differ for the reasons noted under the sub-heading "Factors That May Affect Future Operating Results" and in other sections of this report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

In March of 2004, we signed a definitive agreement to acquire NetChip Technology, a leading supplier of chips based on Universal Serial Bus 2.0 (USB 2.0), a high-speed, mixed-signal interconnect standard, as well as the Peripheral Component Interconnect (PCI) standard. We expect to close the NetChip acquisition late in the second quarter, pending the necessary vote of PLX stockholders and other customary closing conditions.

We utilize a "fabless" semiconductor business model whereby we purchase wafers and packaged and tested semiconductor devices from independent manufacturing foundries. This approach allows us to focus on defining, developing, and marketing our products and eliminates the need for us to invest large amounts of capital in manufacturing facilities and work-in- process inventory.

We rely on a combination of direct sales personnel, distributors, and manufacturers' representatives throughout the world to sell a significant portion of our products. We pay manufacturers' representatives a commission on sales while we sell products to distributors at a discount from the selling price. We generally recognize revenue at the time of title passage. Recognition of sales to distributors, including international distributors, is deferred until the product is resold by the distributors to end users. See "Certain Factors That May Affect Future Operating Results -- A Large Portion of Our Revenues Is Derived From Sales to Third-Party Distributors Who May Terminate Their Relationships with Us at Any Time."

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

                                                     Three Months Ended
                                                           March 31,
                                                   --------------------
                                                       2004       2003
                                                   ---------  ---------
Net revenues.....................................     100.0%    100.0%%
Cost of revenues.................................      27.7       29.6
                                                   ---------  ---------
Gross margin.....................................      72.3       70.4
                                                   ---------  ---------
Operating expenses:
  Research and development.......................      34.8       43.7
  Selling, general and administrative............      31.6       36.0
  In-process research and development............        --         --
  Amortization of purchased intangible assets....       2.6        1.6
                                                   ---------  ---------
Total operating expenses.........................      69.0       81.3
                                                   ---------  ---------
Income (loss) from operations....................       3.3      (10.9)
Interest income and other, net...................       0.6        1.3
                                                   ---------  ---------
Income (loss) before provision for income taxes..       3.9       (9.6)
Provision for income taxes.......................       1.5        0.1
                                                   ---------  ---------
Net income (loss)................................       2.4%     (9.7)%%
                                                   =========  =========

Net Revenues

Net revenues consist of product revenues generated principally by sales of our semiconductor devices. Net revenues for the three months ended March 31, 2004 were $11.6 million, an increase of 36.9% from $8.5 million for the three months ended March 31, 2003. The increase was primarily due to higher unit shipments as well as revenues generated from the PCI bridge product acquired as part of the HiNT Corp. acquisition. The HiNT Corp. acquisition was in May 2003 and revenues for the quarter ended March 31, 2003 do not include any revenues generated from the PCI bridge products. For the three months ended March 31, 2004, approximately 12% of net revenue was derived from sales to one distributor. For the three months ended March 31, 2003, approximately 11% of net revenues was derived from sales to a different distributor. No other distributor or direct customer represented greater than 10% of net revenues.

Gross Margin

Gross margin represents net revenues less the cost of revenues. Cost of revenues includes the cost of (1) purchasing semiconductor devices from our independent foundries, (2) package, assembly and test services from our independent foundries and assembly and test contractors and (3) our operating costs associated with the procurement, storage, and shipment of products.

Gross margin for the three months ended March 31, 2004 was 72.3%, an increase of 1.9% from 70.4% for the same period in 2003. Excluding benefits from selling previously written-down inventory of approximately $0.1 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively, gross margin increased to 71.5% for the three months ended March 31, 2004, from 68.0% for the same period in 2003. The increase in gross margin was primarily due to shifts in our product and customer mix.

Research and Development Expenses

Research and development (R&D) expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries and deferred compensation are included in research and development expenses.

R&D as a percent of net revenues decreased to 34.8% for the three months ended March 31, 2004, as compared to 43.7% for the same period in 2003. The percentage decrease is due primarily to an increase in revenues. In absolute dollars, R&D expenses increased to $4.1 million for the three months ended March 31, 2004 from $3.7 million for the same period in 2003. Excluding deferred compensation amortization of $18,000 and $0.5 million for the three months ended March 31, 2004 and 2003, respectively, R&D increased by $0.9 million to $4.1 million for the three months ended March 31, 2004 from $3.2 million for the same period in 2003. The increase in R&D was primarily due to (1) an increase of approximately $0.5 million in compensation and benefit expenses due mainly to the HiNT Corp. acquisition in May 2003, (2) an increase of approximately $0.1 million in consulting expenses and (3) an increase of approximately $0.1 million in engineering tools expense associated with the development of new products and enhancement of existing products.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist primarily of employee-related expenses, professional fees, trade show and other promotional expenses, and sales commissions to manufacturers' representatives.

SG&A as a percent of net revenues decreased to 31.6% for the three months ended March 31, 2004, as compared to 36.0% for the same period in 2003. The decrease is due primarily to an increase in revenues. In absolute dollars, SG&A expenses increased by $0.6 million to $3.7 million for the three months ended March 31, 2004 from $3.1 million for the same period in 2003. The increase was primarily due to an increase of approximately $0.3 million in compensation and benefit expenses due mainly to the HiNT Corp. acquisition in May 2003 and an increase of approximately $0.1 million in sales commissions to manufacturer's representatives as a result of higher revenues.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets for the three months ended March 31, 2004 was $0.3 million, an increase of $0.2 million from $0.1 million for the three months ended March 31, 2003. The increase for the three months ended March 31, 2004 compared to March 31, 2003 is due to additional amortization expense from developed/core technology and customer base acquired as a result of the HiNT Corp. acquisition in May 2003 (see Note 4 to the condensed consolidated financial statements).

Interest Income and Other, Net

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term marketable securities balances. Interest income and other remained relatively flat at $0.1 million for the three months ended March 31, 2004 and 2003.

Provision for Income Taxes

Income tax expense of $172,000 was recorded for the three months ended March 31, 2004 compared to income tax expense of $8,000 for the three months ended March 31, 2003. Income tax expense for the three months ended March 31, 2004 is primarily due to federal alternative minimum tax, miscellaneous state income taxes, and foreign income taxes. The current expense differs from the expected provision derived by applying the applicable U.S. federal statutory rate to the income from operations primarily due to nondeductible acquisition-related items.

Deferred tax assets are recognized when there is sufficient evidence that it is more likely than not that such deferred tax assets will be realized. The Company has determined that such evidence does not currently exist. Therefore, a full valuation allowance has been established to reserve the Company's net deferred tax asset.

Liquidity and Capital Resources

Cash and cash equivalents and short and long-term marketable securities were $25.1 million at March 31, 2004, an increase of $2.0 million from $23.1 million at December 31, 2003. The increase was primarily due to $2.0 million of cash provided by operating activities, which included (1) net income of $0.3 million adjusted for non-cash expenses of $0.9 million, (2) increases in accounts payable and accrued expenses of $0.9 million and $0.3 million, respectively, and (3) a decrease in inventories of $0.5 million. This was partially offset by an increase in accounts receivable of $1.0 million.

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock.  The Company, at the discretion of the management, can repurchase the shares from time to time in the open market or in privately negotiated transactions.  As of March 31, 2004, approximately 774,000 shares had been repurchased at approximately $1,867,000. The Company did not repurchase any shares for the three month period ended March 31, 2004.

Additional consideration of the Company's common stock and cash with a maximum aggregate value of approximately $2.3 million is expected to be paid out in the event PCI bridge product sales acquired as part of the HiNT Corp. acquisition meet certain performance milestones by June 30, 2004.

As of March 31, 2004, inventory purchase commitments were $4.5 million. There were no other significant changes in contractual obligations or commercial commitments outstanding.

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

Allowance for Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on length of time the receivables are past due and our historical bad debt experience. We record reserves for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. We have certain customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer's credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material affect on our results of operations in the period in which such changes or events occur.

Goodwill.  We perform goodwill impairment tests on an annual basis and between annual tests if indicators of potential impairment exist. Although at March 31, 2004, no impairment of goodwill has been recognized, it is reasonably possible that assumptions upon which the recoverability of goodwill were based could differ in the future. In that event, impairment charges could be required.

Taxes. We account for income taxes using the liability method. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of March 31, 2004, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

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

Our Pending NetChip Acquisition And Other Potential Future
Acquisitions May Not Be Successful Because Of Our Limited Experience With
Acquisitions In The Past

In March 2004, we signed a definitive agreement to
acquire NetChip Technology Inc., a leading supplier of chips based on Universal
Serial Bus 2.0 (USB 2.0), a high-speed, mixed-signal interconnect standard, as well as the Peripheral Component Interconnect (PCI) standard.  We expect to close the NetChip acquisition late in the second quarter, pending the necessary vote of our stockholders and other customary closing conditions.  In addition, we expect to review other acquisition prospects that would complement our existing product offerings, improve market coverage or enhance our technological capabilities.  The NetChip acquisition, as well as other future acquisitions, could result in any or all of the following:

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

Because A Substantial Portion Of Our
Net Sales Is Generated By A Small Number Of Large Customers, If Any Of These
Customers Delays Or Reduces Its Orders, Our Net Revenues And Earnings Will Be
Harmed

Historically, a relatively small number
of customers have accounted for a significant portion of our net revenues in any particular period.  For the three months ended March 31,
2004, approximately 12% of net revenue was derived from sales to one distributor.  For the three months ended March 31, 2003, approximately 11% of net revenues was derived from sales to a different distributor.  No other distributor or direct customer represented greater than 10% of net revenues.

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

The cyclical nature of the semiconductor industry drives wide fluctuations in available capacity at third party manufacturers.  We believe that the industry is now in a period of high demand which is creating an
environment of capacity shortages.   We may be unable to obtain
adequate manufacturing or assembly capacity from our third-party manufacturers and assembly subcontractors to meet our customers' delivery requirements even if we adequately forecast customer demand.

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

In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions.  Also, as we start to sell our processor products, we will compete with established embedded microprocessor companies and others.  Many of these indirect competitors and microprocessor companies have significantly greater financial, technical, marketing and other resources than
PLX.  Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business.  See "Business --
Competition," and " -- Products" in Part I of Item I of our Form
10-K for the year ended December 31, 2003.

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

A Large Portion Of Our Revenues Is Derived From Sales To
Third-Party Distributors Who May Terminate Their Relationships With Us At Any
Time

We depend on distributors to sell a significant portion of
our products.  For the three months ended March 31, 2004 and 2003, net revenues through distributors accounted for approximately 53% and 52%, respectively, of our net revenues.  Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.
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

Because We Sell Our Products To Customers Outside Of North
America And Because Our Products Are Incorporated With Products Of Others That
Are Sold Outside Of North America We Face Foreign Business, Political And
Economic Risks

Sales outside of North America accounted for 59.1% of our
revenues for the three months ended March 31, 2004.  In 2003, 2002, and 2001, sales outside of North America accounted for 62.9%, 58.4%, and 43.7% of our revenues, respectively.  Sales outside of North America may fluctuate in future periods and may continue to account for a large portion of our revenues.  In addition, equipment manufacturers who incorporate our products into their products sell their products outside of North America, thereby exposing us indirectly to foreign risks.  Further, most of our semiconductor products are manufactured outside of North America.  Accordingly, we are subject to international risks, including:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio comprised of fixed income
securities, including amounts classified as cash equivalents, short-term and long-term investments.  Our investment portfolio totaled $23.0 million at March 31, 2004.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to
preserve principal while at the same time maximizing yields without significantly increasing risk.  We invest primarily in high quality, short-term and long-term debt instruments.  A hypothetical 100 basis point increase in interest rates would result in approximately a $0.1 million decrease
(less than 1%) in the fair value of our available-for-sale securities.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

 Exhibit
Number

Description

2.1

 Agreement and Plan of Reorganization by and
among PLX Technology, Inc., NC Acquisition Sub, Inc., NetChip Technology, Inc.
and Wei-Ti Liu as Shareholders' Agent (1)

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

 (1) Incorporated by reference to Exhibit 2.1 to
Form 8-K filed on March 9, 2004.

 (b) Reports on Form 8-K

  A report on Form 8-K was filed by the Company on March 9,
2004 relating to the acquisition of Net Chip Technology, Inc.

  A report on Form 8-K was furnished by the Company on
January 21, 2004 relating to a press release announcing the Company's preliminary earnings release for the year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act
of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLX TECHNOLOGY, INC.

Date: April 29, 2004

By: /s/ Rafael Torres

Rafael Torres

  Vice President, Finance and
                            Chief Financial Officer
                           (Authorized Officer and
                           Principal Financial Officer)

EXHIBIT INDEX

 Exhibit
Number

Description

2.1

 Agreement and Plan of Reorganization by and
among PLX Technology, Inc., NC Acquisition Sub, Inc., NetChip Technology, Inc.
and Wei-Ti Liu as Shareholders' Agent (1)

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

 (1) Incorporated by reference to Exhibit 2.1 to
Form 8-K filed on March 9, 2004.