Form 10-Q
period 2004-06-30
PLX TECHNOLOGY INC
filed 2004-08-04
CIK 850579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ]    NO [   ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [ X ]     NO [     ]

      As of July 30, 2004, there were 26,105,803 shares of common stock, par value $0.001 per share, outstanding.

PLX Technology, Inc.
Index To
Report on Form 10-Q
For Quarter Ended June 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

                                                       June 30,    December 31,
                                                         2004          2003 (1)
                                                     ------------  ------------
                                                      (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents........................ $      6,710  $     10,955
  Short-term marketable securities.................       11,085        10,052
  Accounts receivable, net.........................        6,192         4,998
  Inventories......................................        3,487         1,893
  Income tax receivable............................           --            --
  Other current assets.............................        1,672         1,730
                                                     ------------  ------------
Total current assets...............................       29,146        29,628
Property and equipment, net........................       30,477        31,068
Long-term marketable securities....................       13,540         2,049
Goodwill...........................................       27,840        15,998
Other intangible assets............................        7,970         2,730
Other assets.......................................          277           330
                                                     ------------  ------------
Total assets.......................................      109,250  $     81,803
                                                     ============  ============
LIABILITIES
Current liabilities:
  Accounts payable................................. $      4,005  $      1,768
  Accrued compensation and benefits................        2,003         1,427
  Deferred revenues................................        1,290           991
  Accrued commissions..............................          354           368
  Other accrued expenses...........................        2,853         1,228
                                                     ------------  ------------
Total current liabilities..........................       10,505         5,782
                                                     ------------  ------------
STOCKHOLDERS' EQUITY
  Common stock, par value..........................           26            24
  Additional paid-in capital.......................      108,410        84,508
  Deferred compensation............................         (868)          (44)
  Notes receivable for employee stock purchases....           --           (70)
  Accumulated other comprehensive loss.............         (215)          (49)
  Accumulated deficit..............................       (8,608)       (8,348)
                                                     ------------  ------------
Total stockholders' equity.........................       98,745        76,021
                                                     ------------  ------------
Total liabilities and stockholders' equity......... $    109,250  $     81,803
                                                     ============  ============

(1) Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

                                                                      Three Months Ended      Six Months Ended
                                                                            June 30,              June 30,
                                                                    --------------------  --------------------
                                                                    2004           2003   2004           2003
                                                                    ---------  ---------  ---------  ---------
Net revenues...................................................... $  14,016  $   8,660  $  25,658  $  17,163
Cost of revenues..................................................     4,925      2,518      8,154      5,033
                                                                    ---------  ---------  ---------  ---------
Gross margin......................................................     9,091      6,142     17,504     12,130
                                                                    ---------  ---------  ---------  ---------
Operating expenses:
  Research and development........................................     4,394      3,893      8,451      7,606
  Selling, general and administrative.............................     3,768      3,193      7,446      6,251
  In-process research and development.............................     1,123        875      1,123        875
  Amortization of purchased intangible assets.....................       442        204        739        337
                                                                    ---------  ---------  ---------  ---------
Total operating expenses..........................................     9,727      8,165     17,759     15,069
                                                                    ---------  ---------  ---------  ---------
Loss from operations..............................................      (636)    (2,023)      (255)    (2,939)
Interest income and other, net....................................        99        102        167        210
                                                                    ---------  ---------  ---------  ---------
Loss before provision (benefit) for income taxes..................      (537)    (1,921)       (88)    (2,729)
Provision (benefit) for income taxes..............................        --        (24)       172        (16)
                                                                    ---------  ---------  ---------  ---------
Net loss.......................................................... $    (537) $  (1,897) $    (260) $  (2,713)
                                                                    =========  =========  =========  =========

Basic and diluted net loss per share.............................. $   (0.02) $   (0.09) $   (0.01) $   (0.13)
                                                                    =========  =========  =========  =========
Shares used to compute basic and diluted per share amounts........    24,850     22,214     24,363     21,678
                                                                    =========  =========  =========  =========

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

                                                                        Six Months Ended
                                                                             June 30,
                                                                     --------------------
                                                                         2004       2003
                                                                     ---------  ---------
Cash flows from operating activities
Net loss........................................................... $    (260) $  (2,713)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Depreciation.....................................................     1,116      1,142
  Amortization of deferred compensation............................        46        825
  Amortization of other intangible assets..........................       739        337
  In process research and development..............................     1,123        875
  Other non-cash items.............................................        57         66
  Changes in operating assets and liabilities:
    Accounts receivable............................................       373     (1,359)
    Inventories....................................................    (1,100)      (997)
    Income tax receivable..........................................        --      3,635
    Other current assets...........................................        69        442
    Other assets...................................................        57        (73)
    Accounts payable...............................................     1,144        540
    Accrued compensation and benefits..............................       376        180
    Deferred revenues..............................................       298        314
    Other accrued expenses.........................................       719       (339)
                                                                     ---------  ---------
Net cash provided by operating activities..........................     4,757      2,875
                                                                     ---------  ---------
Investing Activities
Payment for the acquisition of HiNT, net of cash acquired..........        --       (704)
Cash acquired from the acquisition of NetChip......................     2,821         --
Purchases of marketable securities.................................   (15,751)    (5,000)
Sales and maturities of marketable securities......................     3,000      3,000
Purchases of property and equipment................................      (455)      (871)
                                                                     ---------  ---------
Net cash used in investing activities..............................   (10,385)    (3,575)
                                                                     ---------  ---------
Financing Activities
Proceeds from sales of common stock................................     1,314         24
Repurchases of common stock........................................        --       (922)
Repayment of stockholders notes receivable.........................        70         --
                                                                     ---------  ---------
Net cash provided by (used) in financing activities................     1,384       (898)
                                                                     ---------  ---------
Effect of exchange rate fluctuations on cash and cash equivalents..        (1)        (7)
                                                                     ---------  ---------
Decrease in cash and cash equivalents..............................    (4,245)    (1,605)
Cash and cash equivalents at beginning of year.....................    10,955      5,482
                                                                     ---------  ---------
Cash and cash equivalents at end of period......................... $   6,710  $   3,877
                                                                     =========  =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLX TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, "PLX" or the "Company") as of June 30, 2004 and for the three and six-month periods ended June 30, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company's financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Comprehensive Net Loss

The Company's comprehensive net loss for the three and six months ended June 30, 2004 and June 30, 2003 was as follows (in thousands):

                                                     Three Months Ended     Six Months Ended
                                                           June 30,             June 30,
                                                   -------------------- --------------------
                                                       2004       2003      2004       2003
                                                   ---------  --------- ---------  ---------
Net loss.........................................      (537)    (1,897)     (260)    (2,713)
Unrealized loss on marketable securities, net....      (201)       (31)     (172)       (49)
Cumulative translation adjustments...............         4          3         6          8
                                                   ---------  --------- ---------  ---------
Comprehensive net loss...........................      (734)    (1,925)     (426)    (2,754)
                                                   =========  ========= =========  =========

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

2. Stock Based Compensation

The Company has elected to follow the intrinsic value method under APB Opinion No. 25 and related interpretations in accounting for its stock options and grants since the alternative fair market value accounting provided for under Statement of Financial Accounting Standards (SFAS) No. 123 requires use of grant valuation models that were not developed for use in valuing employee stock options and grants. Using the intrinsic value method under APB Opinion No. 25, if the exercise price of the Company's stock grants and options equals the deemed fair value of the underlying stock on the date of grant, no compensation expense is recognized.

If compensation expense for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                             Three Months Ended      Six Months Ended
                                                                   June 30,              June 30,
                                                           --------------------  --------------------
                                                               2004       2003       2004       2003
                                                           ---------  ---------  ---------  ---------
Net loss as reported..................................... $    (537) $  (1,897) $    (260) $  (2,713)
Add: Stock-based compensation included in reported
  net loss...............................................        28        368         46        825
Deduct: Stock-based compensation cost under SFAS 123.....    (1,681)    (1,163)    (2,879)    (3,049)
                                                           ---------  ---------  ---------  ---------
Pro forma net loss....................................... $  (2,190) $  (2,692) $  (3,093) $  (4,937)
                                                           =========  =========  =========  =========
Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro
  forma net loss per common share - basic and diluted....    24,850     22,214     24,363     21,678

Pro forma net loss per common share - basic and diluted.. $   (0.09) $   (0.12) $   (0.13) $   (0.23)
                                                           =========  =========  =========  =========
Reported net loss per common share - basic and diluted... $   (0.02) $   (0.09) $   (0.01) $   (0.13)
                                                           =========  =========  =========  =========

3. Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories were as follows (in thousands):

                               June 30,    December 31,
                                 2004          2003
                             ------------  ------------
Work in process............ $        796  $        356
Finished goods.............        2,691         1,537
                             ------------  ------------
Total...................... $      3,487  $      1,893
                             ============  ============

4. Business Combination

On May 24, 2004, the Company purchased NetChip Technology, Inc., a supplier of high-performance semiconductors based on Universal Serial Bus (USB) and Peripheral Component Interconnect (PCI) standards. The aggregate purchase price, including acquisition costs, was $22.2 million, and was substantially all paid in the form of the Company's common stock and options to purchase common stock. The Company acquired NetChip Technology, Inc. in order to expand its position of strength in the market for PCI, PCI-X and PCI Express interconnect chips to include the USB product line, where NetChip offers an industry-leading product line offering high-performance and low-power products for the USB 2.0 market. NetChip also has PCI Express products in development that complement the Company's PCI Express chips.

The financial results for the three months ended June 30, 2004 reflect the acquisition from the date the transaction was closed.

The purchase price of the NetChip Technology, Inc. acquisition is summarized below (in thousands):

Fair value of common stock issued............. $     21,405
Fair value of options assumed.................          315
Acquisition costs.............................          524
                                                ------------
Total consideration........................... $     22,244
                                                ============

The Company issued an aggregate of 2,035,077 shares of its common stock valued at $21.4 million. The Company also assumed 126,419 stock options with a total value of approximately $0.3 million. The stock options were valued using the Black-Scholes valuation model. Additionally, the Company incurred approximately $0.5 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were included as part of the purchase price consideration for this transaction.

PLX also recorded $0.9 million in deferred compensation on the unvested options, assumed in connection with the acquisition of NetChip Technology, Inc. Deferred compensation is being amortized over the remaining vesting periods of these assumed options, generally three years.

Additional consideration of the Company's common stock with a maximum aggregate value of approximately $10 million may be paid out to the former shareholders of NetChip Technology, Inc. in the event USB gross profits meet certain milestones in the period ending approximately one year following the close of the transaction. Any additional consideration will become additional goodwill in the period such additional consideration becomes payable.

The allocation of the Company's purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below (in thousands). The allocation was based on management's assessment of the fair value of the identified assets and liabilities assumed.

Net tangible assets........................... $      3,144
In-process technology.........................        1,123
Goodwill and other intangible assets:
    Goodwill..................................       11,998
    Developed/Core Technology.................        3,594
    Customer Base.............................        2,385
                                                ------------
                                                     17,977
                                                ------------
Net assets acquired........................... $     22,244
                                                ============

Net tangible assets acquired were comprised primarily of cash, inventory, accounts receivables, accounts payables, and other accrued liabilities. The acquired in-process technology was written-off in the second quarter of 2004. The estimated weighted average useful life of the intangible assets for the developed/core technology and customer base created as a result of the acquisition of NetChip Technology, Inc. is approximately 6 and 3 years, respectively. Amortization of developed/core technology and customer base was $62,000 and $83,000, respectively, for the three months ended June 30, 2004.

The $1.1 million allocation of the purchase price to the acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established and no alternative future uses existed. The Company acquired technology consisting of PCI Express solutions. The value was determined by estimating the expected cash flows from the project once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value as defined below.

Net Cash Flows. The net cash flows from the identified project utilized were based on estimates of revenues, cost of sales, research and development costs, selling, general, and administrative costs, and income taxes from the project. These estimates were based on assumptions mentioned below. The research and development costs excluded costs to bring the acquired in-process project to technological feasibility. The estimated revenues were based on management projections of the acquired in-process project.

Discount Rate. The discount rate used in the present value calculation was derived from a weighted average cost of capital, adjusted upward to reflect the additional risk inherent in the development life cycle, including the useful life of the technology, profitability level of the technology, and the uncertainty of technology advances that are known at the date of the acquisition. The cost of capital used in discounting the net cash flows from acquired in-process technology was 30%.

Percentage of Completion. Percentage of completion was determined by using costs incurred by NetChip Technology, Inc. prior to the acquisition date compared to the remaining research and development to be completed to bring the project to technological feasibility. As of the acquisition date, the Company estimated the project was approximately 60% complete.

The Company expects to complete the project within approximately 6-9 months from the acquisition date. However, development of this project remains a significant risk to the Company due to the remaining effort to achieve technical feasibility, integration of NetChip Technology, Inc. into the Company, employee retention, rapidly changing customer markets and significant competitive threats from numerous companies. Failure to bring these products to market in a timely manner could adversely impact sales and profitability of the Company in the future. Additionally, the value of the intangible assets acquired may become impaired.

Unaudited Pro Forma Financial Results

On May 22, 2003, the Company purchased HiNT Corp., a fabless semiconductor supplier of Peripheral Component Interconnect (PCI) and PCI-X bridge chips, for an aggregate purchase price, of $15.6 million. In addition, consideration comprised of shares of the Company's common stock and cash is payable if certain HiNT product sales milestones are met approximately one year from the close of the transaction (see Note 8 to the condensed consolidated financial statements). On May 24, 2004, the Company purchased NetChip Technology, Inc., a supplier of high-performance semiconductors based on Universal Serial Bus (USB) and Peripheral Component Interconnect (PCI) standards, for an aggregate purchase price of $22.2 million, as described above.

The unaudited pro forma financial information combines the historical statements of operations of the Company, NetChip Technology, Inc., and HiNT Corp. for the three and six months ended June 30, 2004 and 2003 and gives effect to the transactions, including the amortization of other intangible assets and the amortization of deferred compensation, as if they occurred at the beginning of each period presented. The amount of the aggregate purchase price allocated to purchased in-process research and development for each of the transactions have been excluded from the pro forma information, as they are a non-recurring item.

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

                                                   Three Months Ended      Six Months Ended
                                                         June 30,              June 30,
                                                 --------------------  --------------------
                                                     2004       2003       2004       2003
                                                 ---------  ---------  ---------  ---------
Net revenues................................... $  17,079  $  11,002  $  35,212  $  21,749
Net income (loss).............................. $      70  $  (1,293) $   1,082  $  (2,621)
Net income (loss) per share - basic ........... $    0.00  $   (0.05) $    0.04  $   (0.10)
Shared used to compute basic per share amounts.    26,035     25,928     25,973     26,047
Net income (loss) per share - diluted ......... $    0.00  $   (0.05) $    0.04  $   (0.10)
Shared used to compute diluted per share amount    27,864     25,928     27,585     26,047

5. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

                                                   Three Months Ended      Six Months Ended
                                                         June 30,              June 30,
                                                 --------------------  --------------------
                                                     2004       2003       2004       2003
                                                 ---------  ---------  ---------  ---------

Net loss....................................... $    (537) $  (1,897) $    (260) $  (2,713)
                                                 ========== ========== ========== ==========

Weighted average shares of common stock
   outstanding.................................    24,850     22,214     24,363     21,678
                                                 ========== ========== ========== ==========

Net loss per share - basic and diluted......... $   (0.02) $   (0.09) $   (0.01) $   (0.13)
                                                 ========== ========== ========== ==========

As the Company incurred a loss for the three and six month periods ended June 30, 2004 and 2003, the effect of dilutive securities, totaling 4.7 million and 4.3 million equivalent shares, respectively, have been excluded from the computation of diluted loss per share because the effect would be anti-dilutive.

6. Segments of an Enterprise and Related Information

The Company has one operating segment, the sale of semiconductor devices. The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components of the Company's business.

Revenues by geographic region based on customer location were as follows (in thousands):

                                                   Three Months Ended      Six Months Ended
                                                         June 30,              June 30,
                                                 --------------------  --------------------
                                                     2004       2003       2004       2003
                                                 ---------  ---------  ---------  ---------
                                                 (unaudited)           (unaudited)
Revenues:
  United States................................ $   4,244  $   2,950  $   8,417  $   6,090
  Asia - excluding Taiwan and Singapore........     3,800      1,666      6,115      2,966
  Europe - excluding France....................     1,918      1,185      3,639      2,332
  Taiwan.......................................     1,699        850      2,942      1,573
  Singapore....................................     1,331        912      2,522      1,708
  France.......................................       586        649      1,000      1,579
  Americas - excluding United States...........       438        448      1,023        915
                                                 ---------  ---------  ---------  ---------
Total.......................................... $  14,016  $   8,660  $  25,658  $  17,163
                                                 =========  =========  =========  =========

For the three months ended June 30, 2004 and 2003, 10% and 11%, respectively, of net revenues were derived from sales to the same distributor. For the six months ended June 30, 2004 and 2003, 11% and 10%, respectively, of net revenues were derived from sales to the same distributor. No other distributor or direct customer represented greater than 10% of net revenues.

7. Income Taxes

Income tax expense of $172,000 was recorded for the six months ended June 30, 2004 compared to an income tax benefit of $16,000 for the six months ended June 30, 2003. Income tax expense for the six months ended June 30, 2004 is primarily due to federal alternative minimum tax, miscellaneous state income tax payable and foreign income taxes currently payable. The current expense differs from the expected provision derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to nondeductible acquisition-related items.

Deferred tax assets are recognized when there is sufficient evidence that it is more likely than not that such deferred tax assets will be realized. The Company has determined that such evidence does not currently exist. Therefore, a full valuation allowance has been established to reserve the Company's net deferred tax assets.

  8. Subsequent Event

  Under the terms of the Company's May 2003 acquisition agreement to purchase HiNT, additional consideration comprising of shares of the Company's common stock and cash is payable if certain HiNT product sales milestones were met by June 30, 2004. Based on the product sales through June 30, 2004, the Company will issue approximately 337,000 additional shares to the former shareholders of HiNT, and pay cash of approximately $137,000 to former employees and warrant holders of HiNT. These final share and cash payments became issuable on July 30, 2004. The fair value of the additional shares of common stock of approximately $3.0 million and cash of approximately $137,000 will be recorded as goodwill on the Company's balance sheet.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward- looking statements also include statements regarding our future gross margin, our future research and development expenses, our future selling, general and administrative expenses, our future deferred compensation expenses, our ability to meet our capital requirements for the next twelve months and our future capital requirements. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ include unexpected changes in the mix of our product sales, unexpected pricing pressures, or unexpected capital requirements that may arise due to the NetChip acquisition or other possible acquisitions. Actual results could also differ for the reasons noted under the sub-heading "Factors That May Affect Future Operating Results" and in other sections of this report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

  In May 2004, we acquired NetChip Technology, Inc. a supplier of high-performance semiconductors based on Universal Serial Bus (USB) and Peripheral Component Interconnect (PCI) standards. NetChip also has PCI Express products in devemopment that complement our PCI Express chips. Beginning May 24, 2004, our operating results include results of NetChip Technology, Inc. and its products.

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

  RESULTS OF OPERATIONS

  The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

                                                                      Three Months Ended      Six Months Ended
                                                                            June 30,              June 30,
                                                                    --------------------  --------------------
                                                                        2004       2003       2004       2003
                                                                    ---------  ---------  ---------  ---------
Net revenues......................................................     100.0%    100.0%    100.0%    100.0%
Cost of revenues..................................................      35.1       29.1       31.8       29.3
                                                                    ---------  ---------  ---------  ---------
Gross margin......................................................      64.9       70.9       68.2       70.7
                                                                    ---------  ---------  ---------  ---------
Operating expenses:
  Research and development........................................      31.3       45.0       32.9       44.3
  Selling, general and administrative.............................      26.9       36.9       29.0       36.4
  In-process research and development.............................       8.0       10.1        4.4        5.1
  Amortization of purchased intangible assets.....................       3.2        2.4        2.9        2.0
                                                                    ---------  ---------  ---------  ---------
Total operating expenses..........................................      69.4       94.4       69.2       87.8
                                                                    ---------  ---------  ---------  ---------
Loss from operations..............................................      (4.5)     (23.5)      (1.0)     (17.1)
Interest income and other, net....................................       0.7        1.2        0.7        1.2
                                                                    ---------  ---------  ---------  ---------
Loss before provision (benefit) for income taxes..................      (3.8)     (22.3)      (0.3)     (15.9)
Provision (benefit) for income taxes..............................        --       (0.3)       0.7       (0.1)
                                                                    ---------  ---------  ---------  ---------
Net loss..........................................................      (3.8)%    (22.0)%     (1.0)%    (15.8)%
                                                                    =========  =========  =========  =========

  Net Revenues

  Net revenues consist of product revenues generated principally by sales of our semiconductor devices. Net revenues for the three months ended June 30, 2004 were $14.0 million, an increase of 61.8% from $8.7 million for the three months ended June 30, 2003. The increase was primarily due to higher unit shipments as well as revenues generated from the USB products acquired as part of the NetChip Technology, Inc. acquisition. Our USB products are characterized by relatively fast customer design cycles, relatively fast product ramps and relatively short customer product life cycles. These factors may result in a greater degree of revenue fluctuation from USB products as compared to our PCI business.

  For the three months ended June 30, 2004 and 2003, 10% and 11%, respectively, of net revenues were derived from sales to the same distributor. No other distributor or direct customer represented greater than 10% of net revenues.

  Net revenues for the six months ended June 30, 2004 were $25.7 million, an increase of 49.5% from $17.2 million for the six months ended June 30, 2003. The increase was primarily due to higher unit shipments as well as revenues generated from the USB products acquired as part of the NetChip Technology, Inc. acquisition. For the six months ended June 30, 2004 and 2003, 11% and 10%, respectively, of net revenues were derived from sales to the same distributor. No other distributor or direct customer represented greater than 10% of net revenues.

  Gross Margin

  Gross margin represents net revenues less the cost of revenues. Cost of revenues includes the cost of (1) purchasing semiconductor devices from our independent foundries, (2) package, assembly and test services from our independent foundries and assembly and test contractors and (3) our operating costs associated with the procurement, storage, and shipment of products.

  Gross margin for the three months ended June 30, 2004 was 64.9%, a decrease of 6.0% from 70.9% for the same period in 2003. The decrease in gross margin was due primarily to an expected change in the company's product and customer mix associated with the acquisition of NetChip.

  Gross margin for the six months ended June 30, 2004 was 68.2%, a decrease of 2.5% from 70.7% for the same period in 2003. Excluding benefits from selling previously written-down inventory of approximately $0.2 million and $0.3 million for the six months ended June 30, 2004 and 2003, respectively, gross margin decreased to 67.5% for the six months ended June 30, 2004, from 68.8% for the same period in 2003. The decrease in gross margin was due primarily to an expected change in the company's product and customer mix associated with the acquisition of NetChip.

  We expect gross margin as a percentage of revenues will likely decrease in future periods as a result of the expected change in our product and customer mix associated with the acquisition of NetChip.

  Research and Development Expenses

  Research and development (R&D) expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries and deferred compensation are included in research and development expenses.

  R&D as a percentage of net revenues decreased to 31.3% for the three months ended June 30, 2004, as compared to 45.0% for the same period in 2003. The percentage decrease is due primarily to revenues increasing at a higher rate than costs. In absolute dollars, R&D expenses increased by $0.5 million or 13% to $4.4 million for the three months ended June 30, 2004 from $3.9 million for the same period in 2003. Excluding deferred compensation amortization of $13,000 and $0.4 million for the three months ended June 30, 2004 and 2003, respectively, R&D increased by $0.8 million to $4.4 million for the three months ended June 30, 2004 from $3.5 million for the same period in 2003. The increase in R&D was due to higher compensation and benefit expenses of $0.3 million resulting mainly from the NetChip acquisition, and increases in consulting expenses and engineering tools expense of $0.1 million and $0.4 million associated with the development of new products and enhancement of existing products, respectively.

  R&D as a percentage of net revenues decreased to 32.9% for the six months ended June 30, 2004, as compared to 44.3% for the same period in 2003. The percentage decrease is due primarily to revenues increasing at a higher rate than costs. In absolute dollars, R&D expenses increased by $0.9 million or 12% to $8.5 million for the six months ended June 30, 2004 from $7.6 million for the same period in 2003. Excluding deferred compensation of $24,000 and $0.8 million for the six months ended June 30, 2004 and 2003, R&D increased by $1.6 million to $8.4 million for the six months ended June 30, 2004 from $6.8 million for the same period in 2003. The increase in R&D was due to higher compensation and benefit expenses of $0.8 million resulting mainly from the NetChip acquisition, and increases in consulting expenses and engineering tools expense of $0.2 million and $0.5 million associated with the development of new products and enhancement of existing products, respectively.

  We expect research and development expenses in absolute dollars to likely increase in future periods.

  Selling, General and Administrative Expenses

  Selling, general and administrative (SG&A) expenses consist primarily of employee-related expenses, professional fees, trade show and other promotional expenses, and sales commissions to manufacturers' representatives.

  SG&A as a percentage of net revenues decreased to 26.9% for the three months ended June 30, 2004, as compared to 36.9% for the same period in 2003. The percentage decrease is due primarily to revenues increasing at a higher rate than costs. In absolute dollars, SG&A expenses increased by $0.6 million or 18% to $3.8 million for the three months ended June 30, 2004 from $3.2 million for the same period in 2003. The increase in SG&A was due to higher compensation and benefit expenses of $0.3 million and an increase of approximately $0.2 million in sales commissions to manufacturer's representatives as a result of higher revenues.

  SG&A as a percentage of net revenues decreased to 29.0% for the six months ended June 30, 2004, as compared to 36.4% for the same period in 2003. The percentage decrease is due primarily to revenues increasing at a higher rate than costs. In absolute dollars, SG&A expenses increased by $1.2 million or 19.1% to $7.4 million for the six months ended June 30, 2004 from $6.3 million for the same period in 2003. The increase in SG&A was due to higher compensation and benefit expenses of $0.6 million and an increase of approximately $0.3 million in sales commissions to manufacturer's representatives as a result of higher revenues.

  We expect selling, general and administrative expense in absolute dollars to likely increase in future periods.

  In-Process Research and Development

  Purchased in-process research and development (IPRD) of $1.1 million and $0.9 million in the second quarter of 2004 and 2003, respectively, represents the write-off of in-process research and development associated with our acquisitions of NetChip Technologies, Inc. on May 24, 2004 and HiNT Corp. on May 22, 2003 (collectively, the "Acquired Companies"). At the date of each acquisition noted above, the projects associated with the IPRD efforts had not yet reached technological feasibility and the IPRD had no alternative future uses. Accordingly, these amounts were expensed on the respective acquisition dates of each of the Acquired Companies.

  The NetChip IPRD was determined by estimating the expected cash flows from the project once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value as defined below.

  Net Cash Flows. The net cash flows from the identified project utilized were based on estimates of revenues, cost of sales, research and development costs, selling, general, and administrative costs, and income taxes from the project. These estimates were based on assumptions mentioned below. The research and development costs excluded costs to bring the acquired in-process project to technological feasibility. The estimated revenues were based on management projections of the acquired in-process project.

  Discount Rate. The discount rate used in the present value calculation was derived from a weighted average cost of capital, adjusted upward to reflect the additional risk inherent in the development life cycle, including the useful life of the technology, profitability level of the technology, and the uncertainty of technology advances that are known at the date of the acquisition. The cost of capital used in discounting the net cash flows from acquired in-process technology was 30%.

  Percentage of Completion. Percentage of completion was determined by using costs incurred by NetChip Technology, Inc. prior to the acquisition date compared to the remaining research and development to be completed to bring the project to technological feasibility. As of the acquisition date, the Company estimated the project was approximately 60% complete.

  The Company expects to complete the project within approximately 6-9 months from the acquisition date. However, development of this project remains a significant risk to the Company due to the remaining effort to achieve technical feasibility, integration of NetChip Technology, Inc. into the Company, employee retention, rapidly changing customer markets and significant competitive threats from numerous companies. Failure to bring these products to market in a timely manner could adversely impact sales and profitability of the Company in the future. Additionally, the value of the intangible assets acquired may become impaired.

  Amortization of Purchased Intangible Assets

  Amortization of purchased intangible assets for the three months ended June 30, 2004 was $0.4 million, an increase of $0.2 million from $0.2 million for the three months ended June 30, 2003. Amortization of purchased intangibles for the six months ended June 30, 2004 was $0.7 million, an increase of $0.4 million from $0.3 million for the six months ended June 30, 2003. The increase for both the three and six months ended June 30, 2004 compared to June 30, 2003 is due to additional amortization expense from developed/core technology and customer base acquired as a result of the NetChip Technology, Inc. acquisition in May 2004 (see Note 4 to the condensed consolidated financial statements).

  Deferred Compensation

  We recorded deferred compensation of $0.9 million related to unvested stock options assumed in connection with the acquisition of NetChip Technology, Inc. in May 2004. The amount of deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable stock grants.

  Amortization of deferred compensation decreased by $0.3 million to $28,000 for the three months ended June 30, 2004 from $0.4 million from the same period in 2003. Amortization of deferred compensation decreased by $0.8 million to $46,000 for the six months ended June 30, 2004 from $0.8 million for the same period in 2003. The decrease in deferred compensation for the three and six months ended June 30, 2004 is primarily the result of certain stock options becoming fully vested. This decrease was partially offset by additional deferred compensation recorded from the NetChip Technology, Inc. acquisition. Substantially all of these amounts are recorded in research and development expenses.

  We expect deferred compensation expense in absolute dollars to likely increase in future periods as a result of the NetChip Technology, Inc. acquisition.

  Interest Income and Other, Net

  Interest income reflects interest earned on cash, cash equivalents and short-term and long-term marketable securities balances. Interest income and other remained relatively flat at $0.1 million for each of the three months ended June 30, 2004 and 2003 and at $0.2 million for each of the six months ended June 30, 2004 and 2003.

  Provision for Income Taxes

  Income tax expense of $172,000 was recorded for the six months ended June 30, 2004 compared to an income tax benefit of $16,000 for the six months ended June 30, 2003. Income tax expense for the six months ended June 30, 2004 is primarily due to federal alternative minimum tax, miscellaneous state income tax payable, and foreign income taxes currently payable. The current expense differs from the expected provision derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to nondeductible acquisition-related items.

  Deferred tax assets are recognized when there is sufficient evidence that it is more likely than not that such deferred tax assets will be realized. The Company has determined that such evidence does not currently exist. Therefore, a full valuation allowance has been established to reserve the Company's net deferred tax asset.

  Liquidity and Capital Resources

  Cash and cash equivalents and short and long-term marketable securities were $31.3 million at June 30, 2004, an increase of $8.2 million from $23.1 million at December 31, 2003. The increase was primarily due to (1) net loss of $0.3 million adjusted for non-cash expenses of $3.1 million, (2) increases in accounts payable and accrued expenses of $1.1 million and $0.7 million, respectively, (3) a decrease in accounts receivable of $0.4 million, (4) an increase in cash received as a result of the acquisition of NetChip Technology, Inc. of $2.8 million, and (5) cash received of $1.3 million from the exercise of stock options. This was partially offset by an increase in inventory of $1.1 million.

  In May 2003 we completed the acquisition of HiNT Corp., a fabless semiconductor supplier of Peripheral Component Interconnect (PCI) and PCI-X bridge chips. Under the terms of the acquisition agreement, additional consideration comprising of shares of our common stock and cash is payable if certain HiNT product sales milestones were met by June 30, 2004. Based on the product sales through June 30, 2004, we will issue 337,162 additional shares to the former shareholders of HiNT and pay cash of approximately $137,000 to former employees and warrant holders of HiNT. These final share and cash payments became issuable on July 30, 2004.

  On May 24, 2004, we purchased NetChip Technology, Inc., a supplier of high-performance semiconductors based on Universal Serial Bus (USB) and Peripheral Component Interconnect (PCI) standards. NetChip also has PCI Express products in devemopment that complement our PCI Express chips. As consideration for this acquisition, we issued 2,035,077 shares of our common stock to former NetChip shareholders and assumed 126,419 options to purchase common stock. Additional consideration of our common stock with a maximum aggregate value of $10 million may be paid out to the former shareholders of NetChip Technology, Inc. in the event USB products acquired as part of the NetChip Technology, Inc. acquisition meet certain gross profit milestones approximately one year following the close of this acquisition.

  In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock.  At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.  As of June 30, 2004, approximately 774,000 shares had been repurchased for approximately $1,867,000 in cash. We did not repurchase any shares during the six month period ended June 30, 2004.

  As of June 30, 2004, inventory purchase commitments were $6.1 million. There were no other significant changes in contractual obligations or commercial commitments outstanding.

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

  Goodwill.  We perform goodwill impairment tests annually on November 1 and between annual tests if indicators of potential impairment exist. Although at June 30, 2004, no impairment of goodwill has been recognized, it is reasonably possible that assumptions upon which the recoverability of goodwill were based could differ in the future. In that event, impairment charges could be required.

  Taxes. We account for income taxes using the liability method. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of June 30, 2004, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

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

    general economic conditions, and

    political climate.

  In addition, our USB products, which we acquired as part of our May 2004 acquisition of NetChip Technology, Inc., are characterized by relatively fast consumer design cycles, relatively fast product ramps and relatively short customer product life cycles.  These factors may result in a greater degree of revenue fluctuation from USB products, as compared to our PCI business.

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

  We May Fail To Adequately Integrate Acquired Businesses

  In May 2004, we acquired NetChip Technology, Inc.
a supplier of high-performance semiconductors based on
Universal Serial Bus (USB) and Peripheral Component Interconnect (PCI)
standards.  NetChip also has PCI Express products in
development that complement our PCI Express chips.  The integration of NetChip will place a burden on our management and infrastructure.  Such integrations are subject to risks commonly encountered in making such acquisitions, including, among others, loss of key personnel of the acquired company, loss of key customers and business relationships of the acquired company, the difficulty associated with assimilating and integrating the personnel, operations and technologies of the acquired company, the potential disruption of our ongoing business, and the maintenance of uniform standards, controls, procedures, employees and clients.  There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connections with our acquisition of NetChip.

  Our Potential Future Acquisitions May Not Be Successful
Because Of Our Limited Experience With Acquisitions In The Past

  There have been a significant number of mergers and
acquisitions in the semiconductor industry in the past.  As part of our business strategy, we expect to review acquisition prospects that would complement our existing product offerings, improve market coverage or enhance our technological capabilities.  Future acquisitions could result in any of all of the following:

    potentially dilutive issuances of equity
securities,

    large acquisition-related write-offs,

    the incurrence of debt and contingent liabilities or
amortization expenses related to other intangible assets,

    difficulties in the assimilation of operations,
personnel, technologies, products and the information systems of the acquired companies,

    diversion of management's attention from other business
concerns,

    risks of entering geographic and business markets in
which we have no or limited prior experience, and

    potential loss of key employees of acquired
organizations.

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

  Because A Substantial Portion Of Our Net Sales Is Generated By A Small
Number Of Large Customers, If Any Of These Customers Delays Or Reduces Its
Orders, Our Net Revenues And Earnings Will Be Harmed

  Historically, a relatively small number
of customers have accounted for a significant portion of our net revenues in any particular period.  For the three months ended June 30, 2004 and 2003, 10% and 11%, respectively, of net revenue were derived from sales to the same distributor.  For the six months ended June 30, 2004 and 2003, 11% and
10%, respectively, of net revenues were derived from sales to the same distributor.  No other distributor or direct customer represented greater than
10% of net revenues.

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

  Failure Of Our Products To Gain Market Acceptance Would Adversely Affect
Our Financial Condition

  We believe that our growth prospects depend upon our ability to gain customer acceptance of our products and technology.  Market acceptance of products depends upon numerous factors, including compatibility with other products, adoption of relevant interconnect standards, perceived advantages over competing products and the level of customer service available to support such products.  There can be no assurance that growth in sales of new products will continue or that we will be successful in obtaining broad market acceptance of our products and technology.

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

  We Must Make Significant Research And
Development Expenditures Prior To Generating Revenues From Products

  To establish market acceptance of a new semiconductor device, we must dedicate significant resources to research and development, production and sales and marketing.  We incur substantial costs in developing, manufacturing and selling a new product, which often significantly precede meaningful revenues from the sale of this product.  Consequently, new products can require significant time and investment to achieve profitability.  Investors should understand that our efforts to introduce new semiconductor devices or other products or services may not be successful or profitable.  In addition, products or technologies developed by others may render our products or technologies obsolete or noncompetitive.

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

  A Large Portion Of Our Revenues Is Derived From Sales To
Third-Party Distributors Who May Terminate Their Relationships With Us At Any
Time

  We depend on distributors to sell a significant portion of our products.  For the six months ended June 30, 2004 and 2003, net revenues through distributors accounted for approximately 50% and 54%, respectively, of our net revenues.  Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.
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

  Because We Sell Our Products To Customers Outside Of North
America And Because Our Products Are Incorporated With Products Of Others That
Are Sold Outside Of North America We Face Foreign Business, Political And
Economic Risks

  Sales outside of North America accounted for 63.2% of our
revenues for the six months ended June 30, 2004.  In 2003, 2002, and 2001, sales outside of North America accounted for 62.9%, 58.4%, and 43.7% of our revenues, respectively.  Sales outside of North America may fluctuate in future periods and may continue to account for a large portion of our revenues.  In addition, equipment manufacturers who incorporate our products into their products sell their products outside of North America, thereby exposing us indirectly to foreign risks.  Further, most of our semiconductor products are manufactured outside of North America.  Accordingly, we are subject to international risks, including:

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

  ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

  We have an investment portfolio comprised of fixed income
securities, including amounts classified as cash equivalents, short-term and long-term investments.  Our investment portfolio totaled $28.1 million at June
30, 2004.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

  The primary objective of our investment activities is to
preserve principal while at the same time maximizing yields without significantly increasing risk.  We invest primarily in high quality, short-term and long-term debt instruments.  A hypothetical 100 basis point increase in interest rates would result in approximately a $0.2 million decrease (less than
1%) in the fair value of our available-for-sale securities.

  ITEM 4.  CONTROLS AND PROCEDURES

  (a) Evaluation of disclosure controls and procedures.

  As of the end of the period covered by this report, we
carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer
concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report on
Form 10-Q.

  (b) Changes in internal controls.

  There has been no significant change in our internal
control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

  PART II. OTHER INFORMATION

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  In connection with the acquisition of NetChip Technology,
Inc. on May 24, 2004, the Company issued 2,035,077 shares of its common stock and assumed 126,419 options to purchase common stock, valued aggregately at
$21.4 million, to the former shareholders of NetChip Technology, Inc.  The shares were issued, and options were assumed, in reliance on Rule 506 of
Regulation D under the Securities Act of 1933, as amended, the shares were registered for resale on a Form S-3 (File No. 333-116702) registration statement declared effective on June 28, 2004.  The options were registered on a Form S-8
(File No. 333-116704), filed on June 21, 2004.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Company's Annual Meeting of Stockholders held on
May 24, 2004, the following individuals were elected to the Board of
Directors:

Name                 Votes For    Votes Withheld
Michael J. Salameh   21,320,365          798,730
D. James Guzy        19,114,863        3,004,232
Timothy Draper       21,199,733          919,362
John H. Hart         21,392,600          726,495
Robert H. Smith      21,458,633          660,462

  The following proposals were approved at the Company's Annual Meeting:

                                                                                        Broker
                                                   For        Against      Abstain     Non-Votes

1.  Amendment of amended and restated             15,373,094    1,248,090      340,756    5,157,155
     certificate of incorporation.

2.  Approval of issuance of common stock in       15,724,148      895,590      342,202    5,157,155
     the NetChip Technology, Inc. acquisition.

3.  Approval of an amendment to the PLX           12,576,690    2,730,489    1,654,761    5,157,155
     Technology, Inc. 1999 Stock Incentive
     Plan.

4.  Ratification of the appointment of Ernst      21,241,759      299,985      577,351           --
     & Young LLP as independent auditors for
     the fiscal year ending December 31, 2004.

  PART II.  OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

 Exhibit
Number

Description

2.1

 Agreement and Plan of Reorganization by and
among PLX Technology, Inc., NC Acquisition Sub, Inc., NetChip Technology, Inc.
and Wei-Ti Liu as Shareholders' Agent (1)

3.1

 Certificate of Amendment to Amended and Restated
Certificate of Incorporation.

4.1

Registration Rights Agreement (2)

10.1*

 NetChip Technology, Inc. 1996 Flexible Stock
Incentive Plan.

10.2*

 PLX Technology, Inc. 2004 Bonus and Deferred
Compensation Plan.

31.1

 Certification of Chief
Executive Officer Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

31.2

 Certification of Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

 Certification of Chief
Executive Officer Pursuant to Section 1350, Chapter 63
of Title 18, United States Code, as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002.

32.2

 Certification of Chief Financial Officer
Pursuant to Section 1350, Chapter 63 of Title 18, United States Code,
as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.

 (1) Incorporated by reference to Exhibit 2.1 to
Form 8-K filed on March 9, 2004.

 (2) Incorporated by reference to Exhibit 4.2 to
Form S-3 filed on June 21, 2004

 * Management contract or compensatory plan or
arrangement.

      Reports on Form 8-K

        A report on Form 8-K was filed by the Company on May 25,
2004 relating to the acquisition of Net Chip Technology, Inc.

        A report on Form 8-K was furnished by the Company on
April 15, 2004 relating to a press release announcing the Company's preliminary earnings release for the quarter ended March 31, 2004.

    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     PLX TECHNOLOGY, INC.

    Date: August 3, 2004

     By  /s/     Rafael Torres

      Rafael Torres

  Vice President, Finance and
   Chief Financial Officer

      (Authorized Officer and

      Principal Financial Officer)

    EXHIBIT INDEX

 Exhibit
Number

Description

2.1

 Agreement and Plan of Reorganization by and
among PLX Technology, Inc., NC Acquisition Sub, Inc., NetChip Technology, Inc.
and Wei-Ti Liu as Shareholders' Agent (1)

3.1

 Certificate of Amendment to Amended and Restated
Certificate of Incorporation.

4.1

Registration Rights Agreement (2)

10.1*

 NetChip Technology, Inc. 1996 Flexible Stock
Incentive Plan.

10.2*

 PLX Technology, Inc. 2004 Bonus and Deferred
Compensation Plan.

31.1

 Certification of Chief
Executive Officer Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

31.2

 Certification of Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

 Certification of Chief
Executive Officer Pursuant to Section 1350, Chapter 63
of Title 18, United States Code, as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002.

32.2

                                                                                                                                                  Certification of Chief Financial Officer
Pursuant to Section 1350, Chapter 63 of Title 18, United States Code,
as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.

 (1) Incorporated by reference to Exhibit 2.1 to
Form 8-K filed on March 9, 2004.

 (2) Incorporated by reference to Exhibit 4.2 to
Form S-3 filed on June 21, 2004.

 * Management contract or compensatory plan or
arrangement.