Form 10-Q
period 2004-09-30
PLX TECHNOLOGY INC
filed 2004-11-04
CIK 850579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ]    NO [   ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [ X ]     NO [     ]

      As of November 1, 2004, there were 26,552,594 shares of common stock, par value $0.001 per share, outstanding.

PLX Technology, Inc.
Index To
Report on Form 10-Q
For Quarter Ended September 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

                                                     September 30, December 31,
                                                         2004          2003 (1)
                                                     ------------  ------------
                                                      (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents........................ $      9,427  $     10,955
  Short-term marketable securities.................       10,801        10,052
  Accounts receivable, net.........................        6,165         4,998
  Inventories......................................        4,351         1,893
  Income tax receivable............................           --            --
  Other current assets.............................        1,252         1,730
                                                     ------------  ------------
Total current assets...............................       31,996        29,628
Property and equipment, net........................       30,978        31,068
Long-term marketable securities....................       11,532         2,049
Goodwill...........................................       30,970        15,998
Other purchased intangible assets..................        7,503         2,730
Other assets.......................................           89           330
                                                     ------------  ------------
Total assets.......................................      113,068  $     81,803
                                                     ============  ============
LIABILITIES
Current liabilities:
  Accounts payable................................. $      4,558  $      1,768
  Accrued compensation and benefits................        1,998         1,427
  Deferred revenues................................        1,678           991
  Accrued commissions..............................          332           368
  Other accrued expenses...........................        2,264         1,228
                                                     ------------  ------------
Total current liabilities..........................       10,830         5,782
                                                     ------------  ------------
STOCKHOLDERS' EQUITY
  Common stock, par value..........................           26            24
  Additional paid-in capital.......................      111,477        84,508
  Deferred compensation............................         (818)          (44)
  Notes receivable for employee stock purchases....           --           (70)
  Accumulated other comprehensive loss.............         (166)          (49)
  Accumulated deficit..............................       (8,281)       (8,348)
                                                     ------------  ------------
Total stockholders' equity.........................      102,238        76,021
                                                     ------------  ------------
Total liabilities and stockholders' equity......... $    113,068  $     81,803
                                                     ============  ============

(1) Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

                                                         Three Months Ended     Nine Months Ended
                                                             September 30,        September 30,
                                                        --------------------  --------------------
                                                           2004       2003       2004       2003
                                                        ---------  ---------  ---------  ---------
Net revenues.......................................... $  15,457  $  10,283  $  41,115  $  27,446
Cost of revenues......................................     5,639      2,846     13,793      7,879
                                                        ---------  ---------  ---------  ---------
Gross margin..........................................     9,818      7,437     27,322     19,567
                                                        ---------  ---------  ---------  ---------
Operating expenses:
  Research and development............................     4,765      3,816     13,216     11,422
  Selling, general and administrative.................     4,209      3,301     11,655      9,552
  In-process research and development.................        --         --      1,123        875
  Amortization of purchased intangible assets.........       467        297      1,206        634
                                                        ---------  ---------  ---------  ---------
Total operating expenses..............................     9,441      7,414     27,200     22,483
                                                        ---------  ---------  ---------  ---------
Income (loss) from operations.........................       377         23        122     (2,916)
Interest income and other, net........................       134        138        301        348
                                                        ---------  ---------  ---------  ---------
Income (loss) before provision for income taxes.......       511        161        423     (2,568)
Provision for income taxes............................       184         32        356         16
                                                        ---------  ---------  ---------  ---------
Net income (loss)..................................... $     327  $     129  $      67  $  (2,584)
                                                        =========  =========  =========  =========

Basic net income (loss) per share..................... $    0.01  $    0.01  $    0.00  $   (0.12)
                                                        =========  =========  =========  =========
Shares used to compute basic per share amounts........    26,342     23,797     25,028     22,392
                                                        =========  =========  =========  =========

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                     --------------------
                                                                        2004       2003
                                                                     ---------  ---------
Cash flows from operating activities
Net income (loss).................................................. $      67  $  (2,584)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Depreciation.....................................................     1,663      1,723
  Amortization of deferred compensation............................       100        942
  Amortization of purchased intangible assets......................     1,206        634
  In process research and development..............................     1,123        875
  Other non-cash items.............................................        99         91
  Changes in operating assets and liabilities:
    Accounts receivable............................................       399     (1,572)
    Inventories....................................................    (1,964)    (1,082)
    Income tax receivable..........................................        --      3,635
    Other current assets...........................................       491      1,019
    Other assets...................................................       244        (44)
    Accounts payable...............................................     1,697       (283)
    Accrued compensation and benefits..............................       348        367
    Deferred revenues..............................................       687        304
    Other accrued expenses.........................................       130       (528)
                                                                     ---------  ---------
Net cash provided by operating activities..........................     6,290      3,497
                                                                     ---------  ---------
Investing Activities
Payment for the acquisition of HiNT, net of cash acquired..........      (137)      (704)
Cash acquired from the acquisition of NetChip......................     2,821         --
Purchases of marketable securities.................................   (21,521)    (2,200)
Sales and maturities of marketable securities......................    11,077      5,000
Purchases of property and equipment................................    (1,509)    (1,186)
                                                                     ---------  ---------
Net cash provided by (used in) investing activities................    (9,269)       910
                                                                     ---------  ---------
Financing Activities
Proceeds from sales of common stock................................     1,387         62
Repurchases of common stock........................................        --       (922)
Repayment of stockholders notes receivable.........................        70         --
                                                                     ---------  ---------
Net cash provided by (used) in financing activities................     1,457       (860)
                                                                     ---------  ---------
Effect of exchange rate fluctuations on cash and cash equivalents..        (6)       (11)
                                                                     ---------  ---------
Increase (decrease) in cash and cash equivalents...................    (1,528)     3,536
Cash and cash equivalents at beginning of year.....................    10,955      5,482
                                                                     ---------  ---------
Cash and cash equivalents at end of period......................... $   9,427  $   9,018
                                                                     =========  =========

See accompanying notes to condensed consolidated financial statements

PLX TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, "PLX" or the "Company") as of September 30, 2004 and for the three and nine-month periods ended September 30, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company's financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Comprehensive Net Income (Loss)

The Company's comprehensive net income (loss) for the three and nine months ended September 30, 2004 and September 30, 2003 was as follows (in thousands):

                                                    Three Months Ended    Nine Months Ended
                                                        September 30,       September 30,
                                                   -------------------- --------------------
                                                      2004       2003      2004       2003
                                                   ---------  --------- ---------  ---------
Net income (loss)................................       327        129        67     (2,584)
Unrealized gain (loss) on marketable securities,         54        (30)     (118)       (79)
Cumulative translation adjustments...............        (5)       (13)        1         (5)
                                                   ---------  --------- ---------  ---------
Comprehensive net income (loss)..................       376         86       (50)    (2,668)
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

If compensation expense for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                                         Three Months Ended     Nine Months Ended
                                                                             September 30,        September 30,
                                                                        --------------------  --------------------
                                                                           2004       2003       2004       2003
                                                                        ---------  ---------  ---------  ---------
Net income (loss) as reported......................................... $     327  $     129  $      67  $  (2,584)
Add: Stock-based compensation included in reported
  net income (loss)...................................................        54        117        100        942
Deduct: Stock-based compensation cost under SFAS 123..................    (1,578)    (1,352)    (4,457)    (4,681)
                                                                        ---------  ---------  ---------  ---------
Pro forma net loss.................................................... $  (1,197) $  (1,106) $  (4,290) $  (6,323)
                                                                        =========  =========  =========  =========
Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro
  forma net loss per common share - basic and diluted.................    26,342     23,797     25,028     22,392

Pro forma net loss per common share - basic and diluted............... $   (0.05) $   (0.05) $   (0.17) $   (0.28)
                                                                        =========  =========  =========  =========
Reported net income (loss) per common share - basic and diluted....... $    0.01  $    0.01  $    0.00  $   (0.12)
                                                                        =========  =========  =========  =========

3. Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories were as follows (in thousands):

                             September 30, December 31,
                                 2004          2003
                             ------------  ------------
Work in process............ $      1,246  $        356
Finished goods.............        3,105         1,537
                             ------------  ------------
Total...................... $      4,351  $      1,893
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

The Company's financial results for the three and nine months ended September 30, 2004 reflect the acquisition from the date the transaction was closed.

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

Additional consideration of the Company's common stock with a maximum aggregate value of approximately $10 million may be paid out to the former shareholders of NetChip Technology, Inc. in the event USB gross profits meet certain milestones in the period ending approximately one year following the close of the transaction. Any additional consideration will become goodwill in the period such additional consideration becomes payable.

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
                                                ============

Net tangible assets acquired were comprised primarily of cash, inventory, accounts receivables, accounts payables, and other accrued liabilities. The acquired in-process technology was written-off in the second quarter of 2004. The estimated weighted average useful life of the intangible assets for the developed/core technology and customer base created as a result of the acquisition of NetChip Technology, Inc. is approximately 6 and 3 years, respectively. Amortization of developed/core technology was $0.2 million for both the three and the nine month periods ended September 30, 2004. Amortization of customer base was $0.2 million and $0.3 million, respectively, for the three and nine months ended September 30, 2004.

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

Percentage of Completion. Percentage of completion was determined by using costs incurred by NetChip Technology, Inc. prior to the acquisition date compared to the remaining research and development to be completed to bring the project to technological feasibility. As of September 30, 2004, the Company estimated the project was over 90% complete. The Company expects to complete the project in the first quarter of 2005.

Unaudited Pro Forma Financial Results

On May 22, 2003, the Company purchased HiNT Corp., a fabless semiconductor supplier of Peripheral Component Interconnect (PCI) and PCI-X bridge chips, for an aggregate purchase price, of $15.6 million.  In addition, the Company issued 337,162 shares of common stock valued at approximately $3.0 million and paid approximately $137,000 to former employees and warrant holders of HiNT because certain product sales milestones were met as of June 30, 2004.  This additional consideration was recorded as goodwill during the three months ended September 30, 2004. On May 24, 2004, the Company purchased NetChip Technology, Inc., a supplier of high-performance semiconductors based on Universal Serial Bus (USB) and Peripheral Component Interconnect (PCI) standards, for an aggregate purchase price of $22.2 million, as described above.

The unaudited pro forma financial information combines the historical statements of operations of the Company, NetChip Technology, Inc., and HiNT Corp. for the three and nine months ended September 30, 2004 and 2003 and gives effect to the transactions, including the amortization of other intangible assets and the amortization of deferred compensation, as if they occurred at the beginning of each period presented. The amount of the aggregate purchase price allocated to purchased in-process research and development for each of the transactions has been excluded from the pro forma information, as it is a non-recurring item.

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

                                                         Three Months Ended     Nine Months Ended
                                                             September 30,        September 30,
                                                        --------------------  --------------------
                                                           2004       2003       2004       2003
                                                        ---------  ---------  ---------  ---------
Net revenues.......................................... $  15,457  $  12,072  $  50,669  $  33,821
Net income (loss)..................................... $     327  $    (301) $   1,465  $  (2,922)
Net income (loss) per share - basic .................. $    0.01  $   (0.01) $    0.06  $   (0.11)
Shared used to compute basic per share amounts........    26,452     26,169     26,358     26,312
Net income (loss) per share - diluted ................ $    0.01  $   (0.01) $    0.05  $   (0.11)
Shared used to compute diluted per share amounts......    27,239     26,169     27,474     26,312

5. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

                                                         Three Months Ended     Nine Months Ended
                                                            September 30,         September 30,
                                                        --------------------  --------------------
                                                           2004       2003       2004       2003
                                                        ---------  ---------  ---------  ---------

Net income (loss)..................................... $     327  $     129  $      67  $  (2,584)
                                                        ========== ========== ========== ==========

Weighted average shares of common stock
   outstanding........................................    26,342     23,797     25,028     22,392
                                                        ---------  ---------  ---------  ---------

Net income (loss) per share - basic................... $    0.01  $    0.01  $    0.00  $   (0.12)
                                                        ========== ========== ========== ==========
Shares used in computing basic net income (loss)
   per share..........................................    26,342     23,797     25,028     22,392
Dilutive effect of stock options......................       787        645      1,116         --
                                                        ---------  ---------  ---------  ---------
Shares used in computing diluted net income
   (loss) per share...................................    27,129     24,442     26,144     22,392
                                                        ========== ========== ========== ==========
Net income (loss) per share - diluted................. $    0.01  $    0.01  $    0.00  $   (0.12)
                                                        ========== ========== ========== ==========

Employee stock options to purchase approximately 3.9 and 3.7 million shares for the three month periods ended September 30, 2004 and September 30, 2003, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

Employee stock options to purchase approximately 3.6 million shares for the nine month period ended September 30, 2004 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive. As the Company incurred a loss for the nine month period ended September 30, 2003, the effect of the dilutive securities, totaling 4.3 million equivalent shares, have been excluded from the computation of diluted loss per share, as their impact would have been anti-dilutive.

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

Revenues by geographic region based on customer location were as follows (in thousands):

                                                         Three Months Ended     Nine Months Ended
                                                             September 30,        September 30,
                                                        --------------------  --------------------
                                                           2004       2003       2004       2003
                                                        ---------  ---------  ---------  ---------
Revenues:
  United States....................................... $   3,806  $   2,787  $  12,223  $   8,877
  Asia - excluding Taiwan and Japan...................     3,489      2,062      9,994      5,077
  Taiwan..............................................     3,124      1,396      6,066      2,969
  Europe - excluding France...........................     1,836      1,374      5,475      3,706
  Japan...............................................     2,021        969      4,153      2,628
  France..............................................       694      1,284      1,694      2,863
  Americas - excluding United States..................       487        411      1,510      1,326
                                                        ---------  ---------  ---------  ---------
Total................................................. $  15,457  $  10,283  $  41,115  $  27,446
                                                        =========  =========  =========  =========

For the three months ended September 30, 2004, one direct customer and one distributor accounted for 10% and 13%, respectively, of net revenues. For the same period in 2003, a different distributor accounted for 12% of net revenues. For the nine months ended September 30, 2004, one distributor accounted for 12% of net revenues.  For the same period in 2003, a different distributor accounted for 10% of net revenues. No other individual direct customer or distributor represented greater than 10% of net revenues.

7. Income Taxes

Income tax expense of $0.2 million and $0.4 million was recorded for the three and nine month periods ended September 30, 2004, respectively, compared to income tax expense of $32,000 and $16,000 for the same periods in, 2003. Income tax expense is primarily due to federal alternative minimum tax, miscellaneous state income taxes and foreign income taxes currently payable. The current expense differs from the expected provision derived by applying the applicable U.S. federal statutory rate to the income from operations primarily due to nondeductible acquisition-related items and a change in the valuation allowance.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward- looking statements also include statements regarding our future gross margin, our future research and development expenses, our future selling, general and administrative expenses, our future deferred compensation expenses, our in- process research and development activities, our ability to meet our capital requirements for the next twelve months and our future capital requirements. Actual results could differ materially from those projected in such forward- looking statements. Factors that could cause actual results to differ include unexpected changes in the mix of our product sales, unexpected pricing pressures, or unexpected capital requirements that may arise due to the NetChip acquisition or other possible acquisitions. Actual results could also differ for the reasons noted under the sub-heading "Factors That May Affect Future Operating Results" and in other sections of this report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward- looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

OVERVIEW

PLX was founded in 1986, and since 1994 we have focused on development of I/O interface semiconductors and related software and development tools that are used in systems incorporating the PCI standard. In 1994 and 1995, a significant portion of our revenues were derived from the sale of semiconductor devices that perform similar functions as our current products, except they were based on a variety of industry standards. Our revenues since 1996 have been derived predominantly from the sale of semiconductor devices based on the PCI standard to a large number of customers in a variety of applications including networking and telecommunications, enterprise storage, imaging, industrial, consumer and other embedded applications as well as in related adapter cards. We generate less than 1% of our revenues from sales of our software and development tools.

In May 2004, we acquired NetChip Technology, Inc. a supplier of high-performance semiconductors based on Universal Serial Bus (USB) and Peripheral Component Interconnect (PCI) standards. NetChip also has PCI Express products in development that complement our PCI Express chips. Beginning May 24, 2004, our operating results include results of NetChip Technology, Inc. and its products.

We utilize a "fabless" semiconductor business model whereby we purchase both wafers and packaged and tested semiconductor devices from independent manufacturing foundries. This approach allows us to focus on defining, developing, and marketing our products and eliminates the need for us to invest large amounts of capital in manufacturing facilities and work-in- process inventory.

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

RESULTS OF OPERATIONS

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

                                                         Three Months Ended     Nine Months Ended
                                                            September 30,         September 30,
                                                        --------------------  --------------------
                                                           2004       2003       2004       2003
                                                        ---------  ---------  ---------  ---------
Net revenues..........................................     100.0%    100.0%    100.0%    100.0%
Cost of revenues......................................      36.5       27.7       33.5       28.7
                                                        ---------  ---------  ---------  ---------
Gross margin..........................................      63.5       72.3       66.5       71.3
                                                        ---------  ---------  ---------  ---------
Operating expenses:
  Research and development............................      30.8       37.1       32.1       41.6
  Selling, general and administrative.................      27.2       32.1       28.3       34.8
  In-process research and development.................        --         --        2.7        3.2
  Amortization of purchased intangible assets.........       3.0        2.9        2.9        2.3
                                                        ---------  ---------  ---------  ---------
Total operating expenses..............................      61.0       72.1       66.0       81.9
                                                        ---------  ---------  ---------  ---------
Income (loss) from operations.........................       2.5        0.2        0.5      (10.6)
Interest income and other, net........................       0.9        1.3        0.7        1.3
                                                        ---------  ---------  ---------  ---------
Income (loss) before provision for income taxes.......       3.4        1.5        1.2       (9.3)
Provision for income taxes............................       1.2        0.3        0.9        0.1
                                                        ---------  ---------  ---------  ---------
Net income (loss).....................................       2.2%      1.2%      0.3%     (9.4)%
                                                        =========  =========  =========  =========

Net Revenues

Net revenues consist of product revenues generated principally by sales of our semiconductor devices. Net revenues for the three months ended September 30, 2004 were $15.5 million, an increase of 50.3% from $10.3 million for the three months ended September 30, 2003. The increase was primarily due to sales of our USB products acquired as part of the NetChip Technology, Inc. acquisition which was completed in May 2004. The three months ended September 30, 2004 represented the first full quarter of USB product sales which accounted for approximately 27.5% of our total net revenues.  Our USB products are characterized by relatively fast customer design cycles, relatively fast product ramps and relatively short customer product life cycles. These factors may result in a greater degree of revenue fluctuation from USB products as compared to our PCI business.

For the three months ended September 30, 2004, one direct customer and one distributor accounted for 10% and 13%, respectively, of net revenues. For the same period in 2003, a different distributor accounted for 12% of net revenues. For both of these periods, no other individual distributor or direct customer represented greater than 10% of net revenues.

Net revenues for the nine months ended September 30, 2004 were $41.1 million, an increase of 49.8% from $27.4 million for the nine months ended September 30, 2003. The increase was primarily due to sales of our USB products acquired as part of the NetChip Technology, Inc. acquisition. Revenues for the nine months ended September 30, 2004 include USB product sales since May 24, 2004 which have accounted for approximately 16.0% of our total net revenues. For the nine months ended September 30, 2004, one distributor accounted for 12% of net revenues.  For the same period in 2003, a different distributor accounted for 10% of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

Gross Margin

Gross margin represents net revenues less the cost of revenues. Cost of revenues includes the cost of (1) purchasing semiconductor devices from our independent foundries, (2) package, assembly and test services from our independent foundries and assembly and test contractors and (3) our operating costs associated with the procurement, storage, and shipment of products.

Gross margin for the three months ended September 30, 2004 was 63.5%, a decrease of 8.8% from 72.3% for the same period in 2003. Excluding benefits from selling previously written-down inventory of approximately $0.4 million and $0.2 million for the three months ended September 30, 2004 and 2003, respectively, gross margin decreased to 61.1% for the three months ended September 30, 2004, from 70.7% for the same period in 2003. The decrease in gross margin was primarily due to higher unit shipments of our USB products which deliver lower margins compared to our PCI products. The USB product line was acquired pursuant to our acquisition of NetChip, which was completed in May 2004.

Gross margin for the nine months ended September 30, 2004 was 66.5%, a decrease of 4.8% from 71.3% for the same period in 2003. Excluding benefits from selling previously written-down inventory of approximately $0.5 million for each of the nine months ended September 30, 2004 and 2003, gross margin decreased to 65.1% for the nine months ended September 30, 2004, from 69.5% for the same period in 2003. The decrease in gross margin was primarily due to higher unit shipments of our USB products which deliver lower margins compared to our PCI products.

Research and Development Expenses

Research and development (R&D) expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and engineering tooling costs at our independent foundries and deferred compensation are included in research and development expenses.

R&D as a percentage of net revenues decreased to 30.8% for the three months ended September 30, 2004, as compared to 37.1% for the same period in 2003. The percentage decrease is due primarily to revenues increasing at a higher rate than costs. In absolute dollars, R&D expenses increased by $1.0 million or 24.9% to $4.8 million for the three months ended September 30, 2004 from $3.8 million for the same period in 2003. Excluding deferred compensation amortization of $34,000 and $0.1 million for the three months ended September 30, 2004 and 2003, respectively, R&D increased by $1.0 million to $4.7 million for the three months ended September 30, 2004 from $3.7 million for the same period in 2003. The increase in R&D was due to higher compensation and benefit expenses of $0.5 million resulting mainly from higher headcount resulting from the NetChip acquisition, and an increase in engineering tools expense of $0.5 million associated with the development of new products and enhancement of existing products.

R&D as a percentage of net revenues decreased to 32.1% for the nine months ended September 30, 2004, as compared to 41.6% for the same period in 2003. The percentage decrease is due primarily to revenues increasing at a higher rate than costs. In absolute dollars, R&D expenses increased by $1.8 million or 15.7% to $13.2 million for the nine months ended September 30, 2004 from $11.4 million for the same period in 2003. Excluding deferred compensation of $58,000 and $0.9 million for the nine months ended September 30, 2004 and 2003, R&D increased by $2.7 million to $13.2 million for the nine months ended September 30, 2004 from $10.5 million for the same period in 2003. The increase in R&D was due to higher compensation and benefit expenses of $1.3 million resulting mainly from higher headcount resulting from the NetChip and HiNT acquisitions, an increase in engineering tools expense of $1.0 million associated with the development of new products and enhancement of existing products, and an increase in software license expense of $0.3 million.

We expect research and development expenses in absolute dollars to likely increase in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist primarily of employee-related expenses, professional fees, trade show and other promotional expenses, and sales commissions to manufacturers' representatives.

SG&A as a percentage of net revenues decreased to 27.2% for the three months ended September 30, 2004, as compared to 32.1% for the same period in 2003. The percentage decrease is due primarily to revenues increasing at a higher rate than costs. In absolute dollars, SG&A expenses increased by $0.9 million or 27.5% to $4.2 million for the three months ended September 30, 2004 from $3.3 million for the same period in 2003. The increase in SG&A was due primarily to higher compensation and benefit expenses of $0.2 million resulting mainly from higher headcount resulting from the NetChip acquisition, higher consulting and professional fees of $0.4 million resulting mainly from our Sarbanes Oxley compliance effort, and an increase of approximately $0.1 million in sales commissions to manufacturer's representatives as a result of higher revenues.

SG&A as a percentage of net revenues decreased to 28.3% for the nine months ended September 30, 2004, as compared to 34.8% for the same period in 2003. The percentage decrease is due primarily to revenues increasing at a higher rate than costs. In absolute dollars, SG&A expenses increased by $2.1 million or 22.0% to $11.7 million for the nine months ended September 30, 2004 from $9.6 million for the same period in 2003. The increase in SG&A was due primarily to higher compensation and benefit expenses of $0.9 million resulting mainly from higher headcount in connection with acquisitions, higher consulting and professional fees of $0.5 million resulting mainly from our Sarbanes Oxley compliance effort, and an increase of approximately $0.5 million in sales commissions to manufacturer's representatives as a result of higher revenues.

We expect selling, general and administrative expense in absolute dollars to likely increase in future periods.

In-Process Research and Development

Purchased in-process research and development (IPRD) of $1.1 million and $0.9 million in the second quarter of 2004 and 2003, respectively, represents the write-off of in-process research and development associated with our acquisitions of NetChip Technology, Inc. on May 24, 2004 and HiNT Corp. on May 22, 2003 (collectively, the "Acquired Companies"). At the date of each acquisition noted above, the projects associated with the IPRD efforts had not yet reached technological feasibility and the IPRD had no alternative future uses. Accordingly, these amounts were expensed on the respective acquisition dates of each of the Acquired Companies.

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

Percentage of Completion. Percentage of completion was determined by using costs incurred by NetChip Technology, Inc. prior to the acquisition date compared to the remaining research and development to be completed to bring the project to technological feasibility. As of September 30, 2004, the Company estimated the project was over 90% complete. The Company expects to complete the project in the first quarter of 2005.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets for the three months ended September 30, 2004 was $0.5 million, an increase of $0.2 million from $0.3 million for the three months ended September 30, 2003. Amortization of purchased intangibles for the nine months ended September 30, 2004 was $1.2 million, an increase of $0.6 million from $0.6 million for the nine months ended September 30, 2003. The increase for both the three and nine months ended September 30, 2004 compared to September 30, 2003 is due primarily to additional amortization expense from developed/core technology and customer base acquired as a result of the NetChip Technology, Inc. acquisition in May 2004 (see Note 4 to the condensed consolidated financial statements). This increase was partially offset by a $0.1 million reduction in amortization expense on certain Sebring patents which were fully amortized as of June 2004.

Deferred Compensation

We recorded deferred compensation of $0.9 million related to unvested stock options assumed in connection with the acquisition of NetChip Technology, Inc. in May 2004. The amount of deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable stock grants, generally three years.

Amortization of deferred compensation decreased by $71,000 to $54,000 for the three months ended September 30, 2004 from $0.1 million from the same period in 2003. Amortization of deferred compensation decreased by $0.8 million to $0.1 million for the nine months ended September 30, 2004 from $0.9 million for the same period in 2003. The decrease in deferred compensation for the three and nine months ended September 30, 2004 is primarily the result of certain stock options becoming fully vested. This decrease was partially offset by additional deferred compensation recorded from the NetChip Technology, Inc. acquisition. Substantially all of these amounts are recorded in research and development expenses.

Interest Income and Other, Net

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term marketable securities balances. Interest income and other remained relatively flat at $0.1 million for each of the three months ended September 30, 2004 and 2003 and at $0.3 million for each of the nine months ended September 30, 2004 and 2003.

Provision for Income Taxes

Income tax expense of $0.2 million and $0.4 million was recorded for the three and nine month periods ended September 30, 2004, respectively, compared to income tax expense of $32,000 and $16,000 for the same periods in 2003. Income tax expense is primarily due to federal alternative minimum tax, miscellaneous state income taxes payable and foreign income taxes currently payable. The current expense differs from the expected provision derived by applying the applicable U.S. federal statutory rate to the income from operations primarily due to nondeductible acquisition-related items and a change in the valuation allowance.

Deferred tax assets are recognized when there is sufficient evidence that it is more likely than not that such deferred tax assets will be realized. The Company has determined that such evidence does not currently exist. Therefore, a full valuation allowance has been established to reserve the Company's net deferred tax asset.

Liquidity and Capital Resources

Cash and cash equivalents and short and long-term marketable securities were $31.8 million at September 30, 2004, an increase of $8.7 million from $23.1 million at December 31, 2003. The increase was primarily due to (1) net income of $0.1 million adjusted for non-cash expenses of $4.2 million, (2) increases in accounts payable, deferred revenues, and accrued compensation and benefits of $1.7 million, $0.7 million, and $0.3 million, respectively, (3) decreases in accounts receivable and other current assets of $0.4 million and $0.5 million, respectively, (4) an increase in cash received as a result of the acquisition of NetChip Technology, Inc. of $2.8 million, and (5) cash received of $1.4 million from the exercise of stock options. This was partially offset by an increase in inventory of $2.0 million and capital expenditures of $1.5 million.

In May 2003 we completed the acquisition of HiNT Corp., a fabless semiconductor supplier of Peripheral Component Interconnect (PCI) and PCI-X bridge chips. Under the terms of the acquisition agreement, additional earn-out consideration comprising of shares of our common stock and cash was payable if certain HiNT product sales milestones were met as of June 30, 2004. During the three months ended September 30, 2004, we issued 337,162 additional shares valued at $3.0 million to the former shareholders of HiNT and paid cash of approximately $137,000 to former employees and warrant holders of HiNT.

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

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock.  At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.  As of September 30, 2004, approximately 774,000 shares had been repurchased for approximately $1,867,000 in cash. We did not repurchase any shares during the nine month period ended September 30, 2004.

As of September 30, 2004, non-cancelable inventory purchase commitments were $3.5 million as compared with $1.7 million at December 31, 2003. There were no other significant changes in contractual obligations or commercial commitments outstanding.

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

Goodwill.  We perform goodwill impairment tests annually on November 1 and between annual tests if indicators of potential impairment exist. Although at September 30, 2004, no impairment of goodwill has been recognized, it is reasonably possible that assumptions upon which the recoverability of goodwill were based could differ in the future. In that event, impairment charges could be required.

Taxes. We account for income taxes using the liability method. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of September 30, 2004, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

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

  the timing of significant orders, order cancellations and
reschedulings,

  integration of our product functionality into our
customer's products

  the loss of a significant customer(s),

  our significant customers could lose market share that
may affect our business,

  the availability of production capacity at the
fabrication facilities that manufacture our products,

  our ability to develop, introduce and market new products
and technologies on a timely basis,

  introduction of products and technologies by our
competitors,

  shifts in our product mix toward lower margin
products,

  changes in our pricing policies or those of our
competitors or suppliers, including decreases in unit average selling prices of our products,

  the availability and cost of materials to our
suppliers,

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

Because A Substantial Portion Of Our Net Sales Is
Generated By A Small Number Of Large Customers, If Any Of These Customers Delays
Or Reduces Its Orders, Our Net Revenues And Earnings Will Be Harmed

Historically, a relatively small
number of customers have accounted for a significant portion of our net revenues in any particular period.  For the three months ended September 30, 2004, one direct customer and one distributor accounted for 10% and 13%, respectively, of net revenues. For the same period in 2003, a different distributor accounted for
12% of net revenues. For the nine months ended September 30, 2004, one distributor accounted for 12% of net revenues.  For the same period in
2003, a different distributor accounted for 10% of net revenues. No other individual direct customer or distributor represented greater than 10% of net revenues.

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

We Are Exposed To Increased Costs and Risks Associated
With Complying With Increasing And New Regulation Of Corporate Governance And
Disclosure Standards

 We are spending an increased amount of management time
and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley
 Act of 2002, new SEC regulations and Nasdaq Stock Market rules.  In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our independent auditors.  We are currently documenting and testing our internal control systems and procedures and considering improvements that may be necessary in order for us to comply with the requirements of Section 404 by the end of 2004.  This process has required us to hire outside advisory services and has resulted in additional administrative expenses.  In addition, the evaluation and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experience in testing or complying with these requirements.
Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation by our independent auditors.  While we believe that we currently have adequate internal controls over financial reporting, in the event that we or our independent auditors determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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
Therefore, we are referred to in the semiconductor industry as a
"fabless" producer of semiconductors.  Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications.  We currently have third party manufacturers that can produce semiconductors which meet our needs.  However, as the semiconductor industry continues to progress towards smaller manufacturing and design geometries, the complexities of producing semiconductors will increase.  Decreasing geometries may introduce new problems and delays that may affect product development and deliveries.  Due to the nature of the semiconductor industry and our status as a
"fabless" semiconductor company, we could encounter fabrication-related problems that may affect the availability of our semiconductor devices, delay our shipments or may increase our costs.

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

In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions.  Also, we will compete with established embedded microprocessor companies and others.  Many of these indirect competitors and microprocessor companies have significantly greater financial, technical, marketing and other resources than PLX.  Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business.  See
"Business -- Competition," and " -- Products" in Part I of
Item I of our Form 10-K for the year ended December 31, 2003.

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

A Large Portion Of Our Revenues Is Derived From Sales To
Third-Party Distributors Who May Terminate Their Relationships With Us At Any
Time

We depend on distributors to sell a significant portion of
our products.  For the nine months ended September 30, 2004 and 2003, net revenues through distributors accounted for approximately 50.8% and 60.0%, respectively, of our net revenues.  Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products.  We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors.  The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers' representatives.

The Demand For Our Products Depends Upon Our Ability To
Support Evolving Industry Standards

A majority of our revenues are derived from sales of
products, which rely on the PCI standard.  If the embedded systems markets move away from this standard and begin using new standards, we may not be able to successfully design and manufacture new products that use these new standards.
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

Because We Sell Our Products To Customers Outside Of North
America And Because Our Products Are Incorporated With Products Of Others That
Are Sold Outside Of North America We Face Foreign Business, Political And
Economic Risks

Sales outside of North America accounted for 66.6% of our
revenues for the nine months ended September 30, 2004.  In 2003, 2002, and 2001, sales outside of North America accounted for 62.9%, 58.4%, and 43.7% of our revenues, respectively.  Sales outside of North America may fluctuate in future periods and may continue to account for a large portion of our revenues.  In addition, equipment manufacturers who incorporate our products into their products sell their products outside of North America, thereby exposing us indirectly to foreign risks.  Further, most of our semiconductor products are manufactured outside of North America.  Accordingly, we are subject to international risks, including:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio comprised of fixed income
securities, including amounts classified as cash equivalents, short-term and long-term investments.  Our investment portfolio totaled $28.9 million at
September 30, 2004.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES
OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities.  In connection with our acquisition of HiNT in May 2003, we agreed to pay certain additional earn-out consideration of shares of our common stock and cash if certain HiNT product sales milestones were met as of June 30, 2004.  Certain of such milestones have been met.  Consequently, for such earn-out consideration payment, we issued
337,162 shares to former shareholders of HiNT and paid $137,000 to former employees and warrant holders of HiNT during the three months ended September
30, 2004.  The shares were issued in reliance on Rule 506 of Regulation D under the Securities Act of 1933, as amended, and have been registered for resale on a
Form S-3.

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

b.  Reports on Form 8-K

  A report on Form 8-K was filed by the Company on August
26, 2004 relating to the appointment of Larry Chisvin as the Chief Operating
Officer.

  A report on Form 8-K/A was filed by the Company on August
4, 2004 relating to the acquisition of NetChip Technology, Inc.

  A report on Form 8-K was furnished by the Company on July
15, 2004 relating to a press release announcing the Company's preliminary earnings release for the quarter ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act
of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 PLX TECHNOLOGY, INC.

Date: November 4, 2004

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