Form 10-K
period 2004-12-31
PLX TECHNOLOGY INC
filed 2005-03-01
CIK 850579

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]     No [     ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [     ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [ X ]     NO [     ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's common stock on June 30, 2004, as reported on The Nasdaq National Market, was approximately $301,480,368. Shares of common stock held by each executive officer and director and by each person who to the registrant's knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares of common stock outstanding at February 23, 2005 was 26,800,473.

DOCUMENTS INCORPORATED BY REFERENCE

      PART III OF THIS REPORT ON FORM 10-K INCORPORATES INFORMATION BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT FOR ITS 2004 ANNUAL MEETING OF STOCKHOLDERS -- ITEMS 10, 11, 12, 13, AND 14.

PLX Technology, Inc.
INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2004

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements include, without limitation, the statements regarding (a) the growing demand for standards-based components such as our semiconductor devices that connect systems together, (b) our objective to expand our advantages in data transfer technology, under the heading "Item 1, Business - Overview"; our expectation that we will support new I/O standards where appropriate, under the heading "Item 1, Business - The PLX Solution"; the statements regarding (a) our objective to continue to expand our market position as a developer and supplier of I/O connectivity solutions for high performance systems, (b) our plan to target those applications where we believe we can attain a leadership position, (c) that we seek to integrate additional I/O-related functions into our semiconductor devices, (d) our belief that our understanding of I/O technology trends and market requirements allows us to bring to market more quickly new products that support the latest I/O technology, under the heading "Item 1, Business - Strategy"; that we continue to integrate more functionality in our semiconductor devices and continue to enhance and expand our software development kits under the heading "Item 1, Business - Technology"; the statements regarding (a) our belief with respect to the principal factors of competition in the business, (b) our belief that we compete favorably with respect to each of those factors, under the heading "Item 1, Business - Competition"; the statements regarding (a) our expectation that revenues related to sales through distributors will continue to account for a significant portion of total revenues, (b) our belief that providing customers with comprehensive product support is critical to remaining competitive in the markets we serve, (c) our belief that our close contact with customer design engineers provides valuable input into existing product enhancements and next generation product specifications, under the heading "Item 1, Business - Sales, Marketing and Technical Support"; (a) our expectation that we will continue to make substantial investments in research and development and to participate in the development of industry standards, (b) our expectation that we will periodically seek to hire additional development engineers, under the heading "Item 1, Business - Research and Development"; our belief that the transition of our products to smaller geometries will be important for us to remain competitive under the heading "Item 1, Business - Manufacturing"; our plan to seek patent protection when necessary, under the heading "Item 1, Business - Intellectual Property"; our belief that our current facility will be adequate through 2005 under the heading "Item 2, Properties"; the statement regarding our intention to retain earnings for use in our business and not to pay any cash dividend in the foreseeable future under the heading "Item 5, Market for Registrant's Common Equity and Related Stockholder Matters"; our belief that our long-term success will depend on our ability to introduce new products under the heading "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview''; the statement regarding our expectation to record amortization of deferred compensation related to the stock grants of approximately $0.2 million, $0.1 million, $0.1 million, and $5,000 for 2005, 2006, 2007, and 2008, respectively, under the heading "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations''; our belief that our existing resources, together with cash expected to be generated from our operations, will be sufficient to meet our capital requirements for at least the next twelve months under the heading "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Operating Results" and are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Operating Results," as well as those disclosed from time to time in our reports on Forms 10-Q and 8-K and our Annual Reports to Stockholders.

PART I

ITEM 1: BUSINESS

Overview

     PLX Technology, Inc. ("PLX" or the "Company"), a Delaware corporation established in May 1986, develops and supplies semiconductor devices that accelerate and manage the transfer of data in microprocessor-based systems including networking and telecommunications, enterprise storage, servers, personal computers (PCs), PC peripherals, consumer electronics, imaging and industrial products. We offer a complete solution consisting of three related types of products: semiconductor devices, software development kits and hardware design kits. Our semiconductor devices simplify the development of data transfer circuits in micro-processor based systems. Our software development kits and hardware design kits promote sales of our semiconductor devices by lowering customers' development costs and by accelerating their ability to bring new products to market.

     In the last decade, demand for networking, telecommunications, storage, imaging, PCs, consumer electronics and other products that transmit, store and process information rapidly has increased due to:

  growth of the Internet,
  deployment of high-speed networking, and
  proliferation of multimedia.

     Suppliers of these products seek to reduce product development time and to use their scarce engineering resources more efficiently. Until the mid 90's, these suppliers typically developed their own system components and the connections between the components. Now, however, they are increasingly building their equipment based on industry standard connection methods and purchasing components supplied by other companies that comply with these standards. By doing so, they reduce the time and resources required for product development. Consequently, there is a growing demand for standards-based components that connect systems together, such as our semiconductor devices. The majority of products we ship today are based on Peripheral Component Interconnect, or PCI, an interconnect standard that is widely used in our markets. PLX is an active member of many of the trade associations that define current and future interconnect standards including PCI™, CompactPCI®, PCI-X®, PCI Express™, Advanced Switch Interconnect, USB and HyperTransport™.

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

Industry Background

     Microprocessor-based systems are found in many common products and offer varying levels of performance depending on each product's requirements. These products range from low performance devices such as electronic toys and kitchen appliances to complex, high-performance electronic equipment such as network routers and switches. High-performance microprocessor-based systems offer increased data processing capabilities and typically utilize one or more 32-bit or 64-bit microprocessors, fast memories and peripherals, and sophisticated operating systems or control code.

     The growth of the communications infrastructure has increased the demand for high performance microprocessor-based systems. This demand has been fueled by the growth of the Internet; the deployment of high-speed networking systems to transmit, store, and process data; and the proliferation of data types in the network, including voice traffic and multimedia.

     Markets for electronic equipment that rely on high-performance microprocessor-based systems include the following:

  Networking and Telecommunications. Networking and telecommunications applications include digital telephony, multimedia gateways, wireless base stations, remote access concentrators, routers, switches and cable modem equipment. This market segment has grown rapidly due to the rise of the Internet and the proliferation of high bandwidth communication technologies such as Fast Ethernet, Gigabit and 10 Gigabit Ethernet, Asynchronous Transfer Mode, or ATM, cable modems, Digital Subscriber Line, or xDSL, and Voice-over-IP, or VoIP.

  Enterprise Storage. Enterprise storage applications include disk storage subsystems, automated tape libraries and file servers. The growing use of multimedia applications and storage networks is driving demand for increased data storage capacity.

  Servers. Data transfer rates through servers have increased because of their higher processing power and the greater data-handling workload caused by broad internet usage and the need to process high data-content material such as video files and complex applications.

  Imaging. Imaging applications include printers, copiers, medical instrumentation and video and graphics equipment. The popularity of digital photography and video, the demand for better image quality and higher performance, as well as connection of these applications to high-speed networks, have increased their data processing requirements.

  Industrial. Industrial applications include a wide range of process control computers and factory automation equipment. These products have high data transfer rate requirements, are used to monitor and control complex processes in real-time and are being increasingly attached to networks.

  PC Peripherals and Consumer Electronics. PC and consumer applications include portable media players, digital camcorders, set top boxes, wireless LAN adapters, printers, and TV tuners for PCs. These products are increasingly using high speed connection standards for data transfers.

     Manufacturers of products that rely on high-performance microprocessor-based systems seek to maximize the performance and minimize the cost of their increasingly complex products. In addition, these manufacturers must develop and bring new products to market quickly to keep pace with technological advancements.

The I/O Subsystem

     A typical computer system can be described in terms of four primary functions: the host microprocessor, the memory, the peripherals and the input/output, or I/O, subsystem. The host microprocessor is the primary control center for the system. The memory acts as a storage area for instructions to be executed and data to be processed. The peripherals enable connections between the system and other external devices such as network components, printers and storage systems. The I/O subsystem is the interconnect circuitry and software that connects these three other functions and allows for the transfer of instructions and data among these functions. The I/O subsystem may also connect the system to the outside world. The I/O subsystem includes the system bus or switch fabric, which is a physical connection between these different functions.

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

     As data transfer and reliability requirements for the I/O subsystem have increased, so has the complexity of its interface logic and related software. Until the mid 90's, most microprocessor-based systems used simple I/O subsystems that contained limited logic and rudimentary software, if any. Complex I/O subsystem components such as processors, elaborate control logic and advanced software were costly, and therefore their use was confined to very high-end equipment such as mainframe computers. Furthermore, the lack of widely accepted I/O standards impeded the use of complex I/O subsystems in other than high-end applications. However, advances in semiconductor technology combined with the widespread adoption of standards in microprocessor-based systems have enabled the development of highly integrated semiconductor devices that can better manage I/O subsystem performance at lower cost.

Penetration of I/O Standards in Systems

     Until the mid 90's, microprocessor-based systems manufacturers relied on a wide variety of proprietary solutions and a fragmented set of industry standard I/O architectures. For example, many networking, imaging, storage and industrial applications employed proprietary architectures to meet their specific performance and cost requirements. A mix of standard buses such as VMEbus, Multibus and ISA was used in some industrial, telecommunications and military applications. Software was even more fragmented with many proprietary and application specific software architectures in use. While developers could take advantage of many standard microprocessor, memory and peripheral components supplied by external vendors, the lack of acceptable I/O standards forced many to develop custom I/O subsystems internally, placing a heavy demand on development resources.

     The deployment of the PCI standard was one of the catalysts for the widespread adoption of I/O standards in microprocessor-based systems. In the early 1990s, PC and server manufacturers developed PCI, a new standard hardware architecture to connect the major components of their systems at high speed. It offered up to a one hundred times improvement in I/O data transfer rates over the previous architectures. By the mid-1990s, PCI became the most widely used bus architecture in the PC market. Consequently, many suppliers of peripheral semiconductor components used in PCs adopted PCI as the standard system interface. In addition to penetrating the PC and server market, PCI is now established as a standard I/O architecture for many other high-performance microprocessor-based systems because it allows the use of low cost and state-of-the-art peripheral semiconductor components developed for the PC market and provides a foundation for system interoperability. PCI also offers equivalent or superior performance to the in-house developed standards of many electronic equipment suppliers. Furthermore, the use of PCI enables faster time to market, lower development cost and the ability to quickly integrate new I/O components.

     New standards are emerging to meet increasing system performance needs. PCI-X, a standard now widely used in servers, is an evolutionary improvement to PCI. PCI Express is a next-generation PCI standard now in the early commercialization phase as it is being shipped today in servers, desktop and notebook computers.

     Although PCI and PCI Express standards have resolved many development issues relating to I/O hardware architectures, software remains a challenge. The lack of standards for I/O control software and the wide use of proprietary operating systems place a significant demand on development resources. Consequently, microprocessor-based systems developers are increasingly adopting standard operating systems with well-defined I/O structures as opposed to developing their own software internally. Examples include VxWorks, Linux, pSOS, Windows CE, Windows 2000 and Windows NT.

Need for Standard I/O Interconnect Products and Comprehensive I/O Solutions

     Even with standard I/O specifications, design teams must still create the circuitry and related software that implement these specifications. Designers must also update their I/O subsystems to include frequent improvements in these specifications.

     Instead of developing all the hardware and software technology internally, system developers seek to focus their scarce engineering resources on the proprietary features of their products. By using standard semiconductor devices in the I/O subsystem instead of custom-designed devices they are able to implement the basic framework of the system more easily and thereby reduce the I/O subsystem design effort resulting in faster time-to-market and lower development cost. Standard products allow the design teams to concentrate their efforts on differentiating hardware and software features. In addition to standard interconnect semiconductor devices, system designers can benefit from several other design elements, such as data control software, hardware design kits and third-party development tools to complete their development work in a timely manner. These additional elements simplify development and improve time to market. They provide design teams with proven hardware and software design examples and the tools to adapt these examples to their needs.

     Due to the availability and adoption of I/O standards by developers of microprocessor-based systems, servers and PC's, there is now a large demand for I/O subsystem components based on these standards.

The PLX Solution

     PLX develops and supplies interconnect semiconductor devices and supporting hardware and software platforms that accelerate and manage the transfer of data in high-performance microprocessor-based systems.

     Our solution consists of three related products:

  interconnect semiconductor devices,
  software development kits which assist in developing systems that incorporate our semiconductor devices, and hardware design kits that allow development of a system using our semiconductor devices and software development kits.

     Development tools provided by third parties support these three related products. Our products are designed for use in a variety of applications including networking and telecommunications, enterprise storage, servers, embedded control and PC peripheral and consumer electronics. Our chips are highly integrated, cost-effective semiconductor devices that optimize the flow of data and simplify the development of high-performance I/O subsystems. Our software development kits and hardware design kits promote sales of our semiconductor devices by lowering customers' development costs and allowing them to bring new products to market more quickly.

     PLX products shipping today provide I/O connectivity solutions mainly for the PCI, PCI-X, PCI Express, USB and HyperTransport standards. As new I/O standards evolve, we expect to support them where appropriate. More than 1,000 electronic equipment manufacturers use PLX semiconductor devices in a wide variety of applications.

Strategy

     Our objective is to continue to expand our market position as a developer and supplier of I/O connectivity solutions for high-performance systems. Key elements of our strategy include the following:

     Focus on High-Growth Markets. We focus on the high-growth communications, storage, server, embedded control, PC peripheral and consumer markets. Within these markets, there are many highly differentiated applications with different design criteria such as product function, performance, cost, power consumption, software, size limitations and design support. The requirements of many of these differentiated applications are addressed by our products, and we target those applications where we believe we can attain a leadership position.

     Deliver Comprehensive Solutions. Our products provide system developers with a comprehensive, proven development environment to simplify I/O subsystem design, enhance performance, reduce development costs and accelerate time-to-market. This solution consists of semiconductor devices, software development kits and hardware design kits. These design elements are supported by development tools provided by third parties.

     Extend I/O Subsystem Technology. We offer our customers highly integrated semiconductor devices and related software that incorporate many of the latest advances in I/O interconnect technology. Our semiconductor devices and software are designed to enable quick adoption of new I/O technologies and enhancements to existing I/O standards. We seek to integrate additional I/O-related functions into our semiconductor devices to provide our customers with increasing functionality at the same or lower costs. We employ a team of engineers with expertise in system architectures, product definition, semiconductor and software design to maintain our I/O subsystem technology advantages.

     Drive I/O Subsystem Standards. We believe that our understanding of I/O technology trends and market requirements allows us to bring to market more quickly new products that support the latest I/O technologies. Through our participation in key industry groups responsible for standards such as the PCI Special Interest Group, the PCI Industrial Computer Manufacturer's Group (PICMG), PCI-X Manufacturers' Group, HyperTransport Consortium, Advanced Switching Interconnect (ASI-SIG), and the USB Implementers Forum (USB-IF), we have taken an active role in defining new I/O standards.

     Strengthen and Expand Industry Relationships. We work with industry leaders in developing hardware and software development tools and marketing programs that promote the use of each company's products. Partners include AMD, Broadcom, Bustronic, Intel, Jungo, Kaparel, Microsoft, Motorola, Pigeon Point, PMC Sierra, RamBus, Texas Instruments and Wind River. As a result of these relationships, we enable microprocessor-based systems designers to choose the best products for their particular applications while still employing our product as the core of their I/O subsystem design.

Customers

     We supply our products to customers for a wide variety of communications, storage, server, embedded control, PC peripheral and consumer appliance applications. The typical product life cycle of a high performance microprocessor-based system is one to two years or more of product development and initial marketing activity followed by one to five years or more of volume production, assuming the product is successful in the market. The system design team typically selects the sole-source hardware and software components early in the design cycle. Generally, the system will incorporate these same components throughout its product life because changes require an expensive re-engineering effort. Therefore, when our products are designed into a system, they are likely to be used in that system throughout its one to five year or more production life.

     Our products are standard semiconductor devices that may be incorporated into equipment used in several of our target markets. More than 1,000 electronic equipment manufacturers incorporate our semiconductor devices in their products.

     The following table lists representative end customers that purchased directly or through distributors more than $100,000 of our products in 2004.

Networking/Telecommunications    Imaging/Industrial/Medical
Accton Technology                ABB
Alcatel                          Comtrol Corporation
Allied Telesyn                   ESD
Artesyn Technologies             Euresys
Adlink                           Fuji Xerox
Avaya                            General Electric
Brooktrout Technologies          Geovision
Cisco Systems                    Hangzhou Hikvision Digital Technology Co., LTD
Digi International               Matrox
Eicon Technology                 Measurement Computing
Ericsson                         Moxa Technologies
Hitachi                          OKI
Huawei                           Provideo Multimedia Co., LTD
Intel                            Samsung
Marconi                          SBS Technologies
Motorola                         Siemens
NEC
Nortel Networks                  PC Peripheral & Consumer Electronics
Performance Technology           Adaptec
Pyxis Corporation                Gemtek
Radisys                          Nvidia
Sea Level Systems                Sony
Toshiba                          Z-Com

Enterprise Storage
EMC
Fujitsu
IBM

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

     PCI-to-PCI Bridges. PCI-to-PCI bridges are chips that increase the number of peripheral devices that can be included in a microprocessor-based system. PCI-to-PCI bridges have become common in a wide variety of systems, including servers, storage, communications, and embedded-control applications such as imaging, industrial control, and test equipment. PLX's bridge product line spans the entire PCI range, from 32-bit 33MHz through 64-bit 66MHz, and includes 133MHz PCI-X devices. PLX acquired this product line through the May 2003 acquisition of HiNT Corporation.

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

     USB Interface Chips. USB interface chips are used by computer peripherals to connect to a PC through an external cabled connection.  The USB standard allows for connections to be made at different speeds.  Hi-Speed USB (also known as USB 2.0) provides 40x the bandwidth of Full-Speed USB and can be found on most PCs sold after 2003.  However, most PC peripherals today, such as mice, printers, and digital cameras, still utilize Full-Speed transfer rates.  PLX's products are all USB 2.0 Hi-Speed. The industry is moving quickly to adopt Hi-Speed USB.  Hi-Speed connections can be found today on devices like multi-function printers, DVD camcorders, portable media players, and hard disks.  PLX acquired this product line through the May 2004 acquisition of NetChip Technology, Inc.

     PCI Express Switches and Bridges. PCI Express Interconnect Chips are devices which support the latest, standardized serial I/O interconnect protocol, known as PCI Express.  The Switch and Bridge devices are a means of connecting PCI Express processor and chipsets with endpoint devices supporting PCI Express such as Graphics Controllers, High Speed Networking Devices, and Storage Devices.  The Switch products provide the system fanout function needed in a point-to-point protocol such as PCI Express for use in motherboards, backplanes or even on adapter cards, while the Bridge devices enable conventional PCI products (32-bit/33 MHz, 32-bit/66 MHz, and even 64-bit/133 MHz PCI-X) to be upgraded for use in new PCI Express systems.

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

     Our principal product offerings and functions include the following:

Category                                 Product          Description
-----------------------------------------------------------------------------------------------------------------------------
                                               Semiconductor Devices
-----------------------------------------------------------------------------------------------------------------------------
32-bit/33 MHz Target I/O Accelerators    PCI 9030         o Enable connection of 8-, 16- and 32-bit peripherals and personal
                                         PCI 9052         computer adapters to PCI
                                         PCI 9050
-----------------------------------------------------------------------------------------------------------------------------
32-bit/33 MHz Master I/O Accelerators    PCI 9054         o Provide the flexibility to connect with a wide range of processors,
                                         PCI 9080         peripherals and memory
                                         PCI 9060SD
                                         PCI 9060ES
                                         PCI 9060
-----------------------------------------------------------------------------------------------------------------------------
32 and 64-bit/66 MHz I/O Accelerators    PCI 9056         o Provide the flexibility to connect with a wide range of
                                         PCI 9656         microprocessors, peripherals and memory
-----------------------------------------------------------------------------------------------------------------------------
HyperTransport Bridge Chips              HT 7520          o Connect HyperTransport interface to two PCI-X buses
-----------------------------------------------------------------------------------------------------------------------------
PCI and PCI-X Bridge Chips               PCI 6140         o Increase the number of PCI peripheral devices that can be included
                                         PCI 6150         in a microprocessor-based system
                                         PCI 6152
                                         PCI 6154
                                         PCI 6156
                                         PCI 6254
                                         PCI 6350
                                         PCI 6520
                                         PCI 6540
-----------------------------------------------------------------------------------------------------------------------------
USB Bridge Chips                         NET 2270         o Connect CPUs and DSPs to a high-speed USB device port
                                         NET 2272
                                         NET 2280
                                         NET 2890
-----------------------------------------------------------------------------------------------------------------------------
PCI Express Bridges and Switches         PEX 8111         o Support the standard PCI Express serial interconnect protocol
                                         PEX 8114         o Facilitate the connection of the newest PCI Express processors
                                         PEX 8516
                                         PEX 8532         o Provide essential system fanout required by the point-to-point
                                                          Express standard
                                                          o Enable conventional PCI products to be upgraded for use in the newest
                                                          PCI Express system
-----------------------------------------------------------------------------------------------------------------------------
                                            Software Development Kits
-----------------------------------------------------------------------------------------------------------------------------
Software                                 SDK              o Provide tools for accelerating design of data transport software
                                                          o Include development and debugging utilities, sample firmware and driv
-----------------------------------------------------------------------------------------------------------------------------
                                              Hardware Design Kits
-----------------------------------------------------------------------------------------------------------------------------
Rapid Development Kits                   Kits supporting ao Include development circuit boards, SDK software, documentation and range of productsschematics to assist system development

-----------------------------------------------------------------------------------------------------------------------------

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

     Industry Standards. Through our participation in the key industry groups responsible for interconnect standards, we take an active role in defining new I/O standards such as PCI-X, HyperTransport, Advanced Switching Interconnect, and PCI Express.

Competition

     Competition in the semiconductor industry is intense. If our target markets continue to grow, the number of competitors may increase significantly. In addition, new semiconductor technologies may lead to new products that can perform similar functions as our products.

     Competition in the various markets we serve comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources. Thus they can better withstand adverse economic or market conditions. Our principal products compete with standard products from companies such as Alliance Semiconductor, Cypress Semiconductor, IDT, Intel, Kawasaki, NEC, Oxford Semiconductor, Pericom Semiconductor, Philips, Renasas, Seiko-Epson, Texas Instruments and Tundra Semiconductor.

     In addition, two alternative devices can perform some or all of the functions of our semiconductor devices. The first is the Application Specific Integrated Circuit, or ASIC. With the ASIC approach, a customer creates a custom semiconductor device for a particular application. Because the customer buys the ASIC directly from the semiconductor foundry, this approach may lead to lower unit production costs. However, this approach entails a large initial time and resource investment in developing the custom device. The second alternative device is the Field Programmable Gate Array, or FPGA. The FPGA is a semiconductor device whose logic function can be programmed by the system manufacturer. This requires less design effort and time than the ASIC approach. However, because of the additional circuitry required to enable the device to be programmed, this approach typically entails higher unit production costs which can be prohibitive compared to ASICs or standard semiconductor devices. Nevertheless, FPGA prices have decreased steadily and in many cases are competitive with prices for standard semiconductor devices. Accordingly, we also experience competition from leading ASIC suppliers, including IBM, LSI Logic, NEC, and Toshiba as well as from FPGA suppliers, including Actel, Altera, Atmel, Lattice, Quicklogic, and Xilinx. Many of these competitors are large companies that have significantly greater financial, technical, marketing and other resources than PLX.

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

Sales, Marketing and Technical Support

     Our sales and marketing strategy is to achieve design wins at leading systems companies in high-growth market segments. We market and sell our products in the United States through a combination of direct regional sales managers, a network of independent manufacturers' representatives, and a distributor. We maintain United States direct sales offices in California, Connecticut, Massachusetts, North Carolina, and Texas.

     Outside the United States, we have engaged a team of manufacturers' representatives, stocking representatives and distributors to sell and market our products. Our international network includes representatives in Australia, Austria, Belgium, Brazil, Canada, Denmark, Finland, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Korea, Norway, People's Republic of China, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, The Netherlands, and the United Kingdom. We maintain a direct sales office in the United Kingdom to service customers in Europe and the Middle East and in Japan and Taiwan to service Japan, Southeast Asia, and The People's Republic of China.

     As of December 31, 2004, we employed 39 individuals in sales and marketing. Sales in North America represented 32%, 37%, and 42%, of net revenues for 2004, 2003, and 2002, respectively. All sales to date have been denominated in U.S. dollars.

     Net revenues through distributors accounted for approximately 53%, 56%, and 54% of our net revenues for 2004, 2003, and 2002, respectively. Revenues related to sales through distributors are expected to continue to account for a majority of our total revenues. See "Certain Factors That May Affect Future Operating Results - A Large Portion of Our Revenues Is Derived from Sales to Third-Party Distributors Who May Terminate Their Relationships with Us at Any Time."

     In 2004, sales to Metatech, a distributor, accounted for 13% of our net revenues. In 2003, sales to Metatech and A2M, also a distributor, accounted for 11% and 10%, respectively, of our net revenues. In 2002, sales to A2M accounted for 13% of our revenues. No other distributor or direct customer accounted for more than 10% of net revenues in any period presented.

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

    Our research and development expenditures totaled $17.7 million in 2004, $15.0 million in 2003, and $14.3 million in 2002. Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants, non-recurring engineering at our independent foundries, and deferred stock compensation are included in research and development expenses. As of December 31, 2004, there were 68 employees engaged in research and development. We perform our research and development activities at our headquarters in Sunnyvale, California and in Salt Lake City, Utah. We periodically seek to hire additional skilled development engineers who are currently in short supply. Our business could be adversely affected if we encounter delays in hiring additional engineers. See "Certain Factors That May Affect Future Operating Results - We Could Lose Key Personnel Due to Competitive Market Conditions and Attrition."

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

Manufacturing

     We have adopted a "fabless" semiconductor manufacturing model and outsource all of our semiconductor manufacturing, assembly and testing. This approach allows us to focus our resources on the design, development and marketing of products and significantly reduces our capital requirements. We subcontract substantially all of our semiconductor manufacturing to AMD in the United States, Samsung in Korea, NEC and Seiko-Epson Semiconductor in Japan, and Taiwan Semiconductor Manufacturing Corporation and UMC in Taiwan. None of our products are currently manufactured by more than one supplier, and all of our products are expected to be single-source manufactured for the foreseeable future. We must place orders two to four months in advance of expected delivery of finished goods. We maintain inventory levels based on current lead times from foundries plus safety stock to account for unanticipated fluctuations in demand. Our inventory comprises a large portion of our working capital. As a result, we have limited ability to react to fluctuations in demand for our products which could cause us to have an excess or a shortage of inventory of a particular product and reduced product revenues.

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

Intellectual Property

     Our future success and competitive position depend upon our ability to obtain and maintain the proprietary technology used in our principal products. Most of our current products include implementations of the PCI, PCI Express and USB industry standards, which are available to other companies. We currently have no patents on any of our I/O accelerator products and rely instead on trade secret protection. We hold two patents on switch technology that expire in December 2016. In addition, we have a patent on I/O buffer technology that expires in September 2007. In the future, we plan to seek patent protection when we believe it is necessary.

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

Employees

     As of December 31, 2004, we employed a total of 136 full-time employees, including 68 engaged in research and development, 39 engaged in sales and marketing, 3 engaged in manufacturing operations and 26 engaged in general administration activities. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

Executive Officers and Directors

     Our executive officers and directors, their ages and their positions as of December 31, 2004, are as follows:

Name                                 Age  Position

Michael J. Salameh..................  50  Chief Executive Officer and Director
Rafael Torres.......................  36  Vice President, Finance, Chief Financial Officer and Secretary
Lawrence Chisvin....................  50  Chief Operating Officer
Michael A. Hopwood..................  42  Vice President, Worldwide Sales
Hector A. Berardi...................  40  Vice President, Operations
Jack Regula.........................  56  Vice President, Chief Technology Officer
David K. Raun.......................  42  Vice President, Marketing
Alex Wong...........................  42  Vice President, Business Development
D. James Guzy.......................  68  Chairman of the Board of Directors
Wei-Ti Liu..........................  55  Director
Thomas Riordan......................  48  Director
Patrick Verderico...................  60  Director
John H. Hart........................  59  Director
Robert H. Smith.....................  67  Director

     Michael J. Salameh co-founded PLX and has served as our Chief Executive Officer and as a member of the Board of Directors since PLX's inception in May 1986. From 1980 through 1986, Mr. Salameh was employed in various marketing management positions with Hewlett-Packard Company. Mr. Salameh received a B.S. in Engineering and Applied Science from Yale University and an M.B.A. from Harvard Business School.

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

     Lawrence Chisvin has served as our Chief Operating Officer since August 2004. From May 2000 to August 2004, Mr. Chisvin served as our Vice President, Marketing. From September 1998 through May 2000, Mr. Chisvin was employed by Neomagic, a semiconductor company, as Director of Marketing. From May 1996 through September 1998, Mr. Chisvin was employed by LSI Logic, a semiconductor company, as Director of Marketing. Prior to LSI Logic, Mr. Chisvin was employed in a variety of marketing and engineering positions at S3, Philips, Western Digital, and Digital Equipment Corporation. Mr. Chisvin received a B.S. in Electrical Engineering from Northeastern University and an M.S. in Electrical Engineering from Worcester Polytechnic Institute.

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

     David K. Raun has served as our Vice President, Marketing since November 2004. From January 2002 through November 2004, he was Vice President of Marketing at Pericom Semiconductor.  In 2001, Mr. Raun was Executive Vice President & General Manager at Actovate, a technology-based marketing company.  From September 1989 to November 2000, Mr. Raun worked at Waferscale Integration, Inc., where his last position was Vice President of PSD & Memory Products.  From 1985 to 1989, Mr. Raun held various sales, sales management, and marketing positions at AMD.  Mr. Raun received a B.S. in Electrical and Computer Engineering from the University of California, Santa Barbara and has studied Strategic Marketing Management at Harvard University's Graduate School of Business.

     Alex Wong has served as our Vice President, Business Development since October 2003. From May 2003 to October 2003, Mr. Wong served as our Vice President. From September 1991 to May 2003, Mr. Wong served as President at HiNT Corporation, a fabless semiconductor company providing PCI-to- PCI bridge products, until its acquisition by PLX in May 2003. Prior to HiNT Corporation, Mr. Wong was the lead chipset developer for Silicon Integrated Systems, a semiconductor company. Mr. Wong received a B.S. in Computer Engineering from the University of Manitoba in Canada.

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

     Wei-Ti Liu has been a director of PLX since May 2004. Mr. Liu co-founded NetChip Technology, Inc., a semi-conductor company, in June 1996, and was NetChip's President and Chief Executive Officer until its acquisition by PLX in May 2004. From May 1986 to May 1996 Mr. Liu co-founded PLX Technology, Inc. and held the position of Vice President of Engineering. Prior to joining PLX, Mr. Liu held various IC design, process development and manufacturing positions at IBM, Intel and AMD.  Mr. Liu received an M.S. in Electrical Engineering from City College, The City University of New York and a B.S. in Electrical Engineering from National Taiwan University.

     Thomas J. Riordan has been a director of PLX since November 2004. Mr. Riordan co-founded Quantum Effect Devices, a supplier of MIPS-architecture microprocessors, and was chief executive officer and president from August 1991 until its acquisition by PMC- Sierra in August 2000. Since August 2000, Mr. Riordan has served as vice president of architecture at PMC-Sierra, a provider of communications and storage semiconductors and MIPS based processors.  Mr. Riordan holds B.S. and M.S. degrees in Electrical Engineering as well as a B.A. degree in Government from the University of Central Florida and has done post-graduate work in electrical engineering at Stanford University.

     Patrick Verderico has been a director of PLX since November 2004. Mr. Verderico is also a director of OSE USA, Inc., a semiconductor-packaging foundry, and Micro Component Technology, Inc., a semiconductor test equipment manufacturer.  From January 2001 to January 2003, he was Chief Financial Officer of Ubicom, an Internet processor and software company.  From April 1997 to November 2000, he worked at OSE USA, Inc. where his last position was President and Chief Executive Officer.  Prior to 1997, Mr. Verderico held executive positions with Maxtor as Chief Operating Officer, Creative Technology as Chief Financial Officer, Cypress Semiconductor as Chief Financial Officer, Philips Semiconductors as Vice President of Assembly Operations, and National Semiconductor as Corporate Controller.  Mr. Verderico is a Certified Public Accountant and a former partner of PricewaterhouseCoopers.  Mr. Verderico received a B.A. from the University of Akron and an M.B.A. from Pennsylvania State University.

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

     Robert H. Smith has been a director of PLX since November 2002. From May 1995 to August 2002, Mr. Smith worked at Novellus Systems Inc., a semiconductor equipment manufacturer, where his last position was Executive Vice President of Administration in the Office of the CEO and board member. From June 1994 to September 1994, Mr. Smith held the position of chairman of the board of directors for Micro Component Technology, Inc., a semiconductor test-equipment manufacturer. From 1986 through 1990, Mr. Smith served as the president of Maxwell Graphics, Inc., a printing company. From 1982 through 1986, Mr. Smith held chief financial officer positions with Maxwell Communications of North America Corp. and R. R. Donnelley and Sons, printing companies. He previously held executive positions with Honeywell, Inc., Memorex Corp. and Control Data Corp. Mr. Smith is currently a member of the board of directors for Cirrus Logic, Inc and Virage Logic Corporation, both semiconductor companies, and Epicor Software Corporation, a software company.

Backlog

     PLX's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. This results from expected changes in product delivery schedules and cancellation of product orders. In addition, PLX's sales will often reflect orders shipped in the same quarter that they are received.

ITEM 2: PROPERTIES

     We own one facility in Sunnyvale, California, which has approximately 55,000 square feet. This facility comprises our headquarters and includes our research and development, sales and marketing and administration departments. In addition, we have leases for an engineering design center in Utah, a sales office in Florida, as well as facilities in Fremont, California. Internationally, we lease sales offices in Japan and Taiwan. These leases comprise approximately 16,000 square feet and have terms expiring on or prior to January 2007. We believe that our current facilities will be adequate through 2005.

ITEM 3: LEGAL PROCEEDINGS

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of security holders during the three months ended December 31, 2004.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on The Nasdaq Stock Market and has been quoted on The Nasdaq National Market under the symbol "PLXT" since its initial public offering on April 5, 1999. The following table sets forth, for the periods indicated, the range of quarterly high and low closing price for our common stock as reported on The Nasdaq National Market:

2003                                                          High Bid    Low Bid
                                                              ---------  ---------
First Quarter.............................................. $     4.73  $    2.38
Second Quarter.............................................       4.00       2.23
Third Quarter..............................................       8.05       4.40
Fourth Quarter.............................................      10.35       6.52

2004                                                          High Bid    Low Bid
                                                              ---------  ---------
First Quarter.............................................. $    11.20  $    8.70
Second Quarter.............................................      17.26      10.55
Third Quarter..............................................      15.77       5.71
Fourth Quarter.............................................      11.22       7.96

     As of February 23, 2005, there were approximately 243 holders of record of our common stock. As of February 23, 2005, the last reported sales price of our common stock was $11.74.

     We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Any future declaration and payment of dividends will be subject to the discretion of our Board of Directors, will be subject to applicable law and will depend upon our results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Securities Authorized For Issuance Under Equity Compensation Plans

     This information is incorporated herein by reference to the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders under the heading "Equity Compensation Plan Information."

ITEM 6: SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

                                                                              Years Ended December 31,
                                                               -----------------------------------------------------
                                                                2004(1)    2003(2)     2002       2001       2000(3)
                                                               ---------  ---------  ---------  ---------  ---------
                                                                       (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues................................................. $  54,449  $  38,038  $  34,810  $  44,128  $  65,351
Gross margin.................................................    35,710     27,171     23,958     28,521     45,983
Operating loss...............................................      (831)    (2,797)    (3,264)    (9,147)    (3,108)
Net loss.....................................................      (642)    (2,259)    (2,320)    (6,537)    (7,042)
Basic and diluted loss per share............................. $   (0.03) $   (0.10) $   (0.10) $   (0.28) $   (0.31)
Shares used to compute basic and diluted loss per share......    25,422     22,755     22,785     23,258     22,560

                                                                                     December 31,
                                                               -----------------------------------------------------
                                                                 2004       2003       2002       2001       2000
                                                               ---------  ---------  ---------  ---------  ---------
                                                                                    (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents.................................... $   9,556  $  10,955  $   5,482  $   9,631  $  16,621
Working capital..............................................    23,108     23,846     23,601     21,859     21,762
Total assets.................................................   110,473     81,803     71,975     75,229    113,479
Long-term debt...............................................        --         --         --         --     28,500
Total stockholders' equity................................... $ 102,159  $  76,021  $  67,964  $  70,553  $  73,198
  Results of operations for 2004 include a $1.1 million charge for in- process research and development.
  Results of operations for 2003 include a $0.9 million charge for in- process research and development.
  Results of operations for 2000 include a $14.3 million charge for in- process research and development.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     This Report on Form 10-K contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Actual results could differ materially from those projected in any forward- looking statements for the reasons noted under the sub-heading "Factors That May Affect Future Operating Results" and in other sections of this Report on Form 10-K. All forward-looking statements included in this Form 10-K are based on information available to us on the date of this Report on Form 10-K, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See "Factors That May Affect Future Operating Results" below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

     The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere in this report.

Overview

     PLX was founded in 1986, and between 1994 and 2002 we focused on development of I/O interface semiconductors and related software and development tools that are used in systems incorporating the PCI standard. In 2002, we shifted the majority of our development efforts to PCI Express. In 1994 and 1995, a significant portion of our revenues were derived from the sale of semiconductor devices that perform similar functions as our current products, except they were based on a variety of industry standards. Our revenues since 1996 have been derived predominantly from the sale of semiconductor devices based on the PCI standard to a large number of customers in a variety of applications including networking and telecommunications, enterprise storage, imaging, industrial and other embedded applications as well as in related adapter cards. We generate less than 1% of our revenues from sales of our software and development tools.

     In May 2003, we acquired HiNT Corp. which markets and sells PCI Bridges and PCI-X products into a variety of applications including networking and telecommunications, personal computer peripheral, imaging, industrial and other embedded applications. Beginning with the quarter ended June 30, 2003, our operating results include results of HiNT Corp. and its products.

     In May 2004, we acquired NetChip Technology, Inc. which markets and sells USB Device Controllers used in a range of business and consumer applications, including printers, wireless LAN adapters, personal video recorders, and digital camcorders. Beginning with the quarter ended June 30, 2004, our operating results include results of NetChip Technology, Inc. and its products. Also, in September 2004, we began shipping products based on the PCI Express standard for next-generation systems.

     We utilize a "fabless" semiconductor business model whereby we purchase wafers and packaged and tested semiconductor devices from independent manufacturing foundries. This approach allows us to focus on defining, developing, and marketing our products and eliminates the need for us to invest large amounts of capital in manufacturing facilities and work-in-process inventory.

     We rely on a combination of direct sales personnel and distributors and manufacturers' representatives throughout the world to sell a significant portion of our products. We pay manufacturers' representatives a commission on sales while we sell products to distributors at a discount from the selling price. We generally recognize revenue at the time of title passage. Recognition of sales to distributors, including international distributors, is deferred until the product is resold by the distributors to their customers. See "Certain Factors That May Affect Future Operating Results -- A Large Portion of Our Revenues Is Derived From Sales to Third-Party Distributors Who May Terminate Their Relationships with Us at Any Time."

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

Results of Operations

     The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

                                                                           Years Ended December 31,
                                                                        -------------------------------
                                                                          2004       2003       2002
                                                                        ---------  ---------  ---------
Net revenues..........................................................     100.0%    100.0%    100.0%
Cost of revenues......................................................      34.4       28.6       31.2
                                                                        ---------  ---------  ---------
Gross margin..........................................................      65.6       71.4       68.8
                                                                        ---------  ---------  ---------
Operating expenses:
    Research and development..........................................      32.5       39.6       41.0
    Selling, general and administrative...............................      29.4       34.5       35.7
    In-process research and development...............................       2.1        2.3         --
    Amortization of purchased intangible assets.......................       3.2        2.4        1.5
                                                                        ---------  ---------  ---------
Total operating expenses..............................................      67.2       78.8       78.2
                                                                        ---------  ---------  ---------
Operating loss........................................................      (1.6)      (7.4)      (9.4)
Interest income and other, net........................................       0.8        1.5        2.9
                                                                        ---------  ---------  ---------
Loss before provision for income taxes................................      (0.8)      (5.9)      (6.5)
Provision for income taxes............................................       0.5         --        0.2
                                                                        ---------  ---------  ---------
Net loss..............................................................      (1.3)%     (5.9)%     (6.7)%
                                                                        =========  =========  =========

Comparison of Years Ended December 31, 2004, 2003, and 2002

     Net Revenues. Net revenues consist of product revenues generated principally by sales of our semiconductor devices. Net revenues for the year ended December 31, 2004 were $54.4 million, an increase of $16.4 million or 43% from $38.0 million for the year ended December 31, 2003. The increase was primarily due to sales of our USB products acquired as part of the NetChip Technology, Inc. acquisition which was completed in May 2004, as well as higher unit shipments of PCI products. For the twelve months ended December 31, 2004 USB product sales accounted for approximately $9.5 million or 17.5% of our total net revenues.  Our USB products are characterized by relatively fast customer design cycles, relatively fast product ramps and relatively short customer product life cycles. These factors may result in a greater degree of revenue fluctuation from USB products as compared to our PCI business.

     For the year ended December 31, 2004, approximately 13% of net revenue was derived from sales to one distributor. No other distributor or direct customer represented greater than 10% of net revenues.

     Net revenues for the year ended December 31, 2003 increased by $3.2 million or 9% to $38.0 million from $34.8 million for the year ended December 31, 2002. The increase was primarily due to revenues generated from the PCI bridge product acquired as part of the HiNT Corp. acquisition which was completed in May 2003. For the year ended December 31, 2003, approximately 21% of net revenue was derived from sales to two distributors. No other distributor or direct customer represented greater than 10% of net revenues.

     Customer demand for semiconductors can change quickly and unexpectedly.  Our revenue levels have been highly dependent on the amount of new orders that are received for product to be delivered to the customer within the same quarter, also called "turns fill" orders.  Approximately 65% of our total revenues in 2004 were generated from turns fill orders.  Because of the long cycle time to build our products, our lack of visibility into demand when turns fill is high makes it difficult to predict what product to build to match future demand.  We believe the current high turns fill requirements will continue until lead times substantially increase and order backlog grows.  However, the sustainability of improved customer demand is uncertain and highly dependent on economic conditions.  The high turns fill requirement together with the uncertainty of product mix and pricing, make it difficult to predict future levels of sales and profitability and may require us to carry higher levels of inventory.

     Gross Margin. Gross margin represents net revenues less the cost of revenues. Cost of revenues primarily includes the cost of (1) purchasing semiconductor devices from our independent foundries, (2) packaging, assembly and testing costs, and (3) costs associated with the procurement, storage and shipment of products.

     Gross margin for the year ended December 31, 2004 increased by 31%, or $8.5 million, to $35.7 million for 2004 from $27.2 million for 2003. The increase in absolute dollars was primarily due to the shipments of USB products acquired as part of the NetChip Technology, Inc. acquisition beginning in May 2004 as well as higher units shipments of PCI products. The decrease in gross margin to 65.6% for 2004 from 71.4% for 2003 was primarily due to shipments of lower margin products acquired as part of the NetChip acquisition. Excluding the effect of selling previously written-down inventory of $0.6 million and $0.7 million, respectively, gross margin was 64.5% for 2004, as compared with 69.6% for 2003. The decrease in our gross margin percentage was primarily due to an expected change in our product and customer mix associated with the acquisition of NetChip.

     Gross margin for the year ended December 31, 2003 increased by 13%, or $3.2 million, to $27.2 million for 2003 from $24.0 million for 2002. The increase in absolute dollars was primarily due to the shipments of PCI bridge products acquired as part of the HiNT Corp. acquisition beginning in May 2003 as well as the sale of previously written-down inventory. The increase in gross margin to 71.4% for 2003 from 68.8% for 2002 was primarily related to the effect of the sale of previously written-down inventory of approximately $0.7 million in 2003. Excluding the effect of selling previously written-down inventory, gross margin was 69.6% for 2003, as compared with 68.8% for 2002. The increase in our gross margin percentage was primarily due to shifts in our product and customer mix.

     Research and Development Expenses. Research and development (R&D) expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants, non-recurring engineering at our independent foundries, and deferred stock compensation are included in R&D expenses.

     R&D as a percent of net revenues decreased to 32.5% for the year ended December 31, 2004 as compared to 39.6% for the same period in 2003. The percentage decrease is due primarily to an increase in net revenues. In absolute dollars, R&D expenses increased to $17.7 million for the year ended December 31, 2004, from $15.0 million for the same period in 2003. Excluding deferred stock compensation of $0.1 million and $1.0 million for the years ended December 31, 2004 and 2003, respectively, R&D increased by $3.5 million to $17.6 million for 2004 from $14.0 million for 2003. The increase in R&D was primarily due to an increase of approximately $1.7 million in compensation and benefit expenses as a result of higher headcount from the NetChip acquisition, and an increase in engineering tools expense of approximately $1.6 million associated with the development of new products and enhancement of existing products.

     R&D as a percent of net revenues decreased to 39.6% for 2003, as compared to 41.0% for 2002. The percentage decrease is due primarily to an increase in net revenues. In absolute dollars, R&D expenses increased to $15.0 million for 2003 from $14.3 million for 2002. Excluding deferred stock compensation of $1.0 million and $2.1 million for the years end December 31, 2003 and 2002, respectively, R&D increased by $1.8 million to $14.0 million for 2003 from $12.2 million for 2002. The increase in R&D was primarily due to an increase of approximately $0.4 million in compensation and benefit expenses as a result of higher headcount associated with the acquisition of HiNT, an increase of approximately $0.5 million in consulting expenses, and an increase of approximately $0.5 million in engineering tools expense associated with the development of new products and enhancement of existing products.

     We believe continued spending on research and development to develop new products is critical to our success and, consequently, expect to increase research and development expenses in future periods.

     Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses consist primarily of salaries and related costs of employees engaged in selling and administrative activities, professional fees, trade show and other promotional expenses, as well as sales commissions to manufacturers' representatives.

     SG&A as a percent of net revenues decreased to 29.4% for the year ended December 31, 2004, as compared to 34.5% for the year ended December 31, 2003. The percentage decrease is due primarily to an increase in net revenues. In absolute dollars, SG&A expenses increased by $2.9 million or 22% to $16.0 million for the year ended December 31, 2004 from $13.1 million for the same period in 2003. The increase in SG&A was due primarily to higher compensation and benefit expenses of approximately $1.4 million resulting mainly from higher headcount in connection with acquisitions, higher consulting and professional fees of $0.9 million due in part to our Sarbanes Oxley compliance effort, and an increase of approximately $0.4 million in sales commissions to manufacturer's representatives as a result of higher revenues.

     SG&A as a percent of net revenues decreased to 34.5% for the year ended December 31, 2003, as compared to 35.7% for the year ended December 31, 2002. In absolute dollars, SG&A expenses increased by $0.7 million or 5% to $13.1 million for the year ended December 31, 2003 from $12.4 million for the same period in 2002. The increase was primarily due to an increase of approximately $0.1 million in higher compensation and benefit expenses as a result of higher headcount, an increase of approximately $0.1 million in professional services, an increase of approximately $0.1 million in marketing expenses, and an increase in office lease expense of approximately $0.2 million resulting from the assumption of the HiNT Corp. office lease and the loss of a subtenant.

     In-Process Research and Development. The amounts expensed to in-process research and development for the year ended December 31, 2004 related to the acquisition of NetChip Technology, Inc.

     The acquired in-process research and development expense of $1.1 million was determined by identifying research projects in areas for which technological feasibility had not been established and no alternative future uses existed. PLX acquired technology consisting of PCI Express solutions. The value was determined by estimating the expected cash flows from the project once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value as defined below.

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

  Percentage of Completion. Percentage of completion was determined by using costs incurred by NetChip Technology, Inc. prior to the acquisition date compared to the remaining research and development to be completed to bring the project to technological feasibility. The Company estimated that, as of the acquisition date, the project was approximately 60% complete. As of February 2005, the project was substantially complete.

    Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets increased by $0.8 million or 85% to $1.7 million for the year ended December 31, 2004 from $0.9 million for the same period in 2003. The increase is due primarily to additional amortization expense from developed/core technology and customer base acquired as a result of the NetChip Technology, Inc. acquisition in May 2004 and the HiNT Corp. acquisition in May 2003 (see Note 8 to the Consolidated Financial Statements).

     Amortization of purchased intangible assets increased by $0.4 million or 75% to $0.9 million for the year ended December 31, 2003 from $0.5 million for the same period in 2002. In 2003, the increase was due to additional amortization expense from developed/core technology and customer base acquired as a result of the HiNT Corp. acquisition in May 2003.

     Deferred Stock Compensation. We recorded deferred compensation of $0.9 million related to unvested stock options assumed in connection with the acquisition of NetChip Technology, Inc. in May 2004. We recorded deferred compensation of $0.1 million related to unvested stock options assumed in connection with the acquisition of HiNT Corp in May 2003. Unamortized deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable stock grants.

     Amortization of deferred compensation recorded in 2004, 2003, and 2002, was $0.1 million, $1.0 million, and $2.1 million, respectively. The $0.9 million decrease in deferred compensation from 2003 to 2004 is primarily the result of certain stock options becoming fully vested. Substantially all of these amounts are included in research and development expenses.

     Based on the current level of deferred compensation, we expect to record deferred compensation expenses of approximately $0.2 million, $0.1 million, $0.1 million, and $5,000 for 2005, 2006, 2007, and 2008, respectively.

     Interest Income. Interest income reflects interest earned on average cash, cash equivalents and short-term and long-term investment balances. Interest income remained flat at $0.4 million for 2004 and 2003. Interest income decreased to $0.4 million in 2003 from $0.5 million for 2002. This decrease was primarily due to lower interest rates.

     Other Income, Net. Other income, net, decreased to $12,000 for 2004 from $0.1 million for 2003. The decrease is due primarily to the realization of income from a non-refundable lease deposit in 2003.

     Provision for Income Taxes. Income tax expense for the period ended December 31, 2004 was $0.3 million on a pretax loss of $0.4 million, compared to income tax expense of $29,000 on pretax loss of $2.2 million and income tax expense of $60,000 on pretax loss of $2.3 million for the periods ended December 31, 2003 and 2002, respectively. Our 2004 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to the write off of in-process research and development, non-deductible amortization of deferred stock compensation and the impact of purchase accounting. Our 2003 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible amortization of deferred compensation and the write off of in-process research and development. Our 2002 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible charges for the amortization of deferred compensation and the recording of a valuation allowance for the deferred tax asset partially offset by the benefit of research and development tax credits.

Liquidity and Capital Resources

     Cash and cash equivalents and short and long-term investments were $30.3 million at December 31, 2004, an increase of $7.2 million from $23.1 million at December 31, 2003. The increase was primarily due to the following: (1) a net loss of $0.6 million adjusted for non-cash expenses of $5.3 million, (2) an increase in accounts payable of $0.8 million, (3) a decrease in accounts receivable of $1.5 million, (4) cash acquired in the acquisition of NetChip of $2.8 million, and (5) cash received from the exercise of stock options of $2.0 million. This was partially offset by: (1) an increase in inventory of $1.8 million, (2) a decrease in other accrued expenses of $0.9 million, and (3) capital expenditures of $1.9 million.

     In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock.  At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.  Approximately 774,000 shares had been repurchased for approximately $1.9 million in cash in 2003. We did not repurchase any shares during 2004.

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

     As of December 31, 2004, we had the following significant contractual obligations and commercial commitments (in thousands):

                                                                       Payments due in
                                               ----------------------------------------------  -----------
                                                                                                2008 and
                                                 Total        2005        2006        2007     thereafter
                                               ----------  ----------  ----------  ----------  -----------
Operating leases - facilities and equipment.. $      315  $      212  $       96  $        7  $        --
Software licenses............................      1,268        1268          --          --           --
Inventory purchase commitments...............      3,007       3,007          --          --           --
                                               ----------  ----------  ----------  ----------  -----------
Total cash obligations....................... $    4,590  $    4,487  $       96  $        7  $        --
                                               ==========  ==========  ==========  ==========  ===========

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

     Goodwill. We perform goodwill impairment tests on an annual basis and between annual tests if indicators of potential impairment exist. Although at December 31, 2004, no impairment of goodwill has been recognized, it is reasonably possible that assumptions upon which the recoverability of goodwill were based could differ in the future. In that event, impairment charges could be required.

     Taxes. We account for income taxes using the liability method. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2004, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance (see Note 11 to the Consolidated Financial Statements). Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

Recent Accounting Pronouncements

     In March 2004, the FASB issued EITF Issue No. 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The adoption of this requirement did not have a material impact on our financial position or results of operation.

     In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See "Stock-Based Compensation" (Note 1 of the Consolidated Financial Statements) for the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a material impact on our consolidated statements of income and net income per share.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, the statements regarding (a) the growing demand for standards-based components such as the Company's semiconductor devices that connect systems together, (b) the Company's objective to expand its advantages in data transfer technology, under the heading "Item 1, Business - Overview"; the Company's expectation that it will support new I/O standards where appropriate, under the heading "Item 1, Business - The PLX Solution"; the statements regarding (a) the Company's objective to continue to expand its market position as a developer and supplier of I/O connectivity solutions for high performance systems, (b) the Company's plan to target those applications where the Company believes it can attain a leadership position, (c) that the Company seeks to integrate additional I/O-related functions into its semiconductor devices, (d) the Company's belief that its understanding of I/O technology trends and market requirements allows it to bring to market more quickly new products that support the latest I/O technology, under the heading "Item 1, Business - Strategy"; that the Company continues to integrate more functionality in its semiconductor devices and continues to enhance and expand its software development kits under the heading "Item 1, Business - Technology"; the statements regarding (a) the Company's belief with respect to the principal factors of competition in the business, (b) the Company's belief that it competes favorably with respect to each of those factors, under the heading "Item 1, Business - Competition"; the statements regarding (a) the Company's expectation that revenues related to sales through distributors will continue to account for a significant portion of total revenues, (b) the Company's belief that providing customers with comprehensive product support is critical to remaining competitive in the markets it serves, (c) the Company's belief that its close contact with customer design engineers provides valuable input into existing product enhancements and next generation product specifications, under the heading "Item 1, Business - Sales, Marketing and Technical Support"; (a) the Company's expectation that it will continue to make substantial investments in research and development and to participate in the development of industry standards, (b) the Company's expectation that it will periodically seek to hire additional development engineers, under the heading "Item 1, Business - Research and Development"; the Company's belief that the transition of its products to smaller geometries will be important for the Company to remain competitive under the heading "Item 1, Business - Manufacturing"; the Company's plan to seek patent protection when necessary, under the heading "Item 1, Business - Intellectual Property"; the Company's belief that its current facility will be adequate through 2004 under the heading "Item 2, Properties"; the statement regarding the Company's intention to retain earnings for use in its business and not to pay any cash dividend in the foreseeable future under the heading "Item 5, Market for Registrant's Common Equity and Related Stockholder Matters"; the Company's belief that its long-term success will depend on its ability to introduce new products under the heading "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview''; the statement regarding the Company's expectation to record amortization of deferred compensation related to stock option grants of approximately $0.2 million, $0.1 million, $0.1 million, and $5,000 for 2005, 2006, 2007, and 2008, respectively, under the heading "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations''; the Company's belief that its existing resources, together with cash expected to be generated from its operations, will be sufficient to meet its capital requirements for at least the next twelve months under the heading "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those included in such forward-looking statements. The factors that could cause our results to differ from those included in such forward-looking statements are set forth below, as well as those disclosed from time to time in the Company's Reports on Forms 10-Q and 8-K.

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

     Other circumstances that can affect our operating results include:

  the timing of significant orders, order cancellations and reschedulings, the loss of a significant customer(s),
  our significant customers could lose market share that may affect our business, integration of our product functionality into our customers' products, our ability to develop, introduce and market new products and technologies on a timely basis, introduction of products and technologies by our competitors, unexpected issues that may arise with devices in production shifts in our product mix toward lower margin products,
  changes in our pricing policies or those of our competitors or suppliers, including decreases in unit average selling prices of our products, the availability of production capacity at the fabrication facilities that manufacture our products, the availability and cost of materials to our suppliers,
  general economic conditions, and
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

We May Fail To Adequately Integrate Acquired Businesses

     In May 2004, we acquired NetChip Technology, Inc., a supplier of high-performance semiconductors based on Universal Serial Bus (USB) and Peripheral Component Interconnect (PCI) standards, in a transaction accounted for as a purchase transaction. We are continuing to integrate NetChip Technology, Inc. and its products into our business. This integration is subject to risks commonly encountered in making such acquisitions, including, among others, loss of key personnel of the acquired company, loss of key customers and business relationships of the acquired company, the difficulty associated with assimilating and integrating the personnel, operations and technologies of the acquired company, the potential disruption of our ongoing business, and the maintenance of uniform standards, controls, procedures, employees and clients. There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connections with our acquisition of NetChip.

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

A Downturn In The Global Economy May Adversely Affect Our Revenues, Results Of Operations And Financial Condition

     Demand for semiconductor components is increasingly dependent upon the rate of growth in the global economy. If the rate of global economic growth slows, or contracts, customer demand for products could be adversely affected, which in turn could adversely affect revenues, results of operations and financial condition. Many factors could adversely affect regional or global economic growth. Some of the factors that could slow global economic growth include: rising interest rates in the United States, a slowdown in the rate of growth of the Chinese economy, a significant act of terrorism which disrupts global trade or consumer confidence, geopolitical tensions including war and civil unrest. Reduced levels of economic activity, or disruptions of international transportation, could adversely affect sales on either a global basis or in specific geographic regions.

Because A Substantial Portion Of Our Net Sales Is Generated By A Small Number Of Large Customers, If Any Of These Customers Delays Or Reduces Its Orders, Our Net Revenues And Earnings Will Be Harmed

     Historically, a relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. In 2004, sales to Metatech accounted for 13% of our revenues. In 2003, sales to Metatech and A2M, both distributors, accounted for 11% and 10%, respectively, of our revenues. In 2002, sales to A2M accounted for 13% of our revenues. No other distributor or direct customer accounted for more than 10% of net revenues in any period presented.

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

     In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions. Also, we compete with established embedded microprocessor companies and others. Many of these indirect competitors and microprocessor companies have significantly greater financial, technical, marketing and other resources than PLX. Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business. See "Business -- Competition," and " -- Products" in Part I of Item I of this Form 10-K.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

     We depend on distributors to sell a significant portion of our products. In 2004, net revenues through distributors accounted for approximately 53% of our net revenues. Some of our distributors also market and sell competing products. Distributors may terminate their relationships with us at any time. Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers' representatives.

The Demand For Our Products Depends Upon Our Ability To Support Evolving Industry Standards

     A majority of our revenues are derived from sales of products, which rely on the PCI, PCI-X, USB, and limited sales of PCI Express standards. If markets move away from these standards and begin using new standards, we may not be able to successfully design and manufacture new products that use these new standards. There is also the risk that new products we develop in response to new standards may not be accepted in the market. In addition, these standards are continuously evolving, and we may not be able to modify our products to address new specifications. Any of these events would have a material adverse effect on our business.

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

     Sales outside of North America accounted for 68%, 63%, and 58% of our revenues in 2004, 2003, and 2002, respectively. Sales outside of North America may fluctuate in future periods and is expected to account for a large portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short and long-term investments of approximately $28.5 million at December 31, 2004. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

     The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. The Company invests primarily in high-quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in approximately a $0.1 million decrease (less than 1%) in the fair value of the Company's available-for-sale securities.

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

ITEM 9A: CONTROLS AND PROCEDURES

Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

     Based on their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

(b) Changes in internal controls.

     There has been no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Ernst & Young LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

   PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 11: EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)         1.      Consolidated Financial Statements

      For the following financial information included herein, see Index on page 38:

Reports of Ernst & Young LLP, Independent Auditors.

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004.

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2004.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004.

Notes to Consolidated Financial Statements.

  Financial Statement Schedule

       The financial statement schedules of the Company are included in Part IV of this report: For the three years ended December 31, 2004-II Valuation and Qualifying Accounts. All other schedules have been omitted because they are not applicable.

  Exhibit Index

     See Exhibit Index immediately following the signature page for a list of exhibits filed or incorporated by reference as a part of this report.

     (b)          Exhibits

     The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15 (a) (3) above.

PLX TECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Financial Statements

The Board of Directors and Stockholders
PLX Technology, Inc.

     We have audited the accompanying consolidated balance sheets of PLX Technology, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PLX Technology, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PLX Technology, Inc.'s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 24, 2005

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
PLX Technology, Inc.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing in Item 9A, that PLX Technology, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PLX Technology, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that PLX Technology, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, PLX Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PLX Technology, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of PLX Technology, Inc. and our report dated February 24, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 24, 2005

PLX TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                                   December 31,
                                                                              ----------------------
                                                                                 2004        2003
                                                                              ----------  ----------
                                   ASSETS
Current assets:
  Cash and cash equivalents................................................. $    9,556  $   10,955
  Short-term investments....................................................     10,565      10,052
  Accounts receivable, less allowance for doubtful accounts of $127
    in 2004 and $161 in 2003................................................      5,084       4,998
  Inventories...............................................................      4,159       1,893
  Other current assets......................................................      2,058       1,730
                                                                              ----------  ----------
Total current assets........................................................     31,422      29,628
Goodwill....................................................................     30,965      15,998
Other intangible assets, net of accumulated amortization of $4,164
    in 2004 and $2,447 in 2003..............................................      6,991       2,730
Property and equipment, net.................................................     30,860      31,068
Long-term investments.......................................................     10,155       2,049
Other assets................................................................         80         330
                                                                              ----------  ----------
Total assets................................................................ $  110,473  $   81,803
                                                                              ==========  ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................... $    3,627  $    1,768
  Accrued compensation and benefits.........................................      1,813       1,427
  Deferred revenues.........................................................      1,310         991
  Accrued commissions.......................................................        300         368
  Other accrued expenses....................................................      1,264       1,228
                                                                              ----------  ----------
Total current liabilities...................................................      8,314       5,782
                                                                              ----------  ----------
Commitments
Stockholders' equity:
  Preferred stock, $.001 par value:
      Authorized -- 5,000,000 shares: none issued and outstanding...........         --          --
  Common stock, $.001 par value: authorized -- 50,000,000 shares:
      issued and outstanding -- 26,706,763 in 2004 and 23,848,168 in 2003...         27          24
  Additional paid-in capital................................................    111,739      84,508
  Deferred stock compensation...............................................       (406)        (44)
  Notes receivable for employee stock purchases.............................         --         (70)
  Accumulated other comprehensive loss......................................       (211)        (49)
  Accumulated deficit.......................................................     (8,990)     (8,348)
                                                                              ----------  ----------
Total stockholders' equity..................................................    102,159      76,021
                                                                              ----------  ----------
Total liabilities and stockholders' equity.................................. $  110,473  $   81,803
                                                                              ==========  ==========

See accompanying notes to consolidated financial statements. statements.

PLX TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                           Years Ended December 31,
                                                                        -------------------------------
                                                                          2004       2003       2002
                                                                        ---------  ---------  ---------
Net revenues.......................................................... $  54,449  $  38,038  $  34,810
Cost of revenues......................................................    18,739     10,867     10,852
                                                                        ---------  ---------  ---------
Gross margin..........................................................    35,710     27,171     23,958
                                                                        ---------  ---------  ---------
Operating expenses:
    Research and development..........................................    17,686     15,048     14,256
    Selling, general and administrative...............................    16,014     13,114     12,433
    In-process research and development...............................     1,123        875         --
    Amortization of purchased intangible assets.......................     1,718        931        533
                                                                        ---------  ---------  ---------
Total operating expenses..............................................    36,541     29,968     27,222
                                                                        ---------  ---------  ---------
Operating loss........................................................      (831)    (2,797)    (3,264)
Interest income.......................................................       435        437        527
Other income, net.....................................................        12        130        477
                                                                        ---------  ---------  ---------
Loss before provision for income taxes................................      (384)    (2,230)    (2,260)
Provision for income taxes............................................       258         29         60
                                                                        ---------  ---------  ---------
Net loss.............................................................. $    (642) $  (2,259) $  (2,320)
                                                                        =========  =========  =========

Basic and diluted net loss per share.................................. $   (0.03) $   (0.10) $   (0.10)
                                                                        =========  =========  =========

Shares used to compute basic and diluted per share amounts............    25,422     22,755     22,785
                                                                        =========  =========  =========

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

                                                                                                           Notes      Accumulated
                                                                                             Deferred    Receivable      Other
                                                           Common Stock        Additional     Stock     for Employee  Comprehensive                Total
                                                       ----------------------    Paid-in     Compen-       Stock        Income     Accumulated  Stockholders'
                                                          Shares      Amount     Capital      sation     Purchases      (Loss)       Deficit       Equity
                                                       ------------  --------  -----------  ----------  ------------  -----------  -----------  ------------
                                                       ------------  --------  -----------  ----------  ------------  -----------  -----------  ------------
Balance at December 31, 2001..........................  23,345,994  $     23  $    78,328  $   (3,929) $        (63) $       (37) $    (3,769) $     70,553
Issuance of stock pursuant
  to exercise of stock options........................     199,850        --        1,287          --            --           --           --         1,287
Stockholder notes receivable interest.................          --        --           --          --            (4)          --           --            (4)
Tax benefit from employee stock option plans..........          --        --          944          --            --           --           --           944
Repurchase of common stock............................  (2,421,652)       (2)      (4,698)         --            --           --           --        (4,700)
Reversal of deferred compensation on options
  associated with employee terminations...............          --        --         (908)        908            --           --           --            --
Amortization of deferred stock compensation...........          --        --           --       2,121            --           --           --         2,121
Comprehensive loss:
    Change in unrealized loss on investments..........          --        --           --          --            --           95           --            95
    Translation adjustments...........................          --        --           --          --            --          (12)          --           (12)
Net loss..............................................          --        --           --          --            --           --       (2,320)       (2,320)
                                                                                                                                                ------------
Total comprehensive loss..............................                                                                                               (2,237)
                                                       ------------  --------  -----------  ----------  ------------  -----------  -----------  ------------
Balance at December 31, 2002..........................  21,124,192        21       74,953        (900)          (67)          46       (6,089)       67,964
Issuance of common stock and options related to
   the acquisition of HiNT Corporation................   2,996,589         3       10,160          --            --           --           --        10,163
Deferred compensation on options issued
   related to acquisition of HiNT Corporation.........          --        --           --        (110)           --           --           --          (110)
Issuance of stock pursuant
  to exercise of stock options........................      69,687        --          317          --            --           --           --           317
Stockholder notes receivable interest.................          --        --           --          --            (3)          --           --            (3)
Repurchase of common stock............................    (342,300)       --         (922)         --            --           --           --          (922)
Amortization of deferred stock compensation...........          --        --           --         966            --           --           --           966
Comprehensive loss:
    Change in unrealized loss on investments..........          --        --           --          --            --          (91)          --           (91)
    Translation adjustments...........................          --        --           --          --            --           (4)          --            (4)
Net loss..............................................          --        --           --          --            --           --       (2,259)       (2,259)
                                                                                                                                                ------------
Total comprehensive loss..............................                                                                                               (2,354)
                                                       ------------  --------  -----------  ----------  ------------  -----------  -----------  ------------
Balance at December 31, 2003..........................  23,848,168  $     24  $    84,508  $      (44) $        (70) $       (49) $    (8,348) $     76,021
Issuance of common stock related
   to the acquisition of Hint Corporation.............     337,162        --        2,994          --            --           --           --         2,994
Issuance of common stock and options related to
   the acquisition of NetChip Technology, Inc.........   2,035,077         2       22,588          --            --           --           --        22,590
Deferred compensation on options issued
   related to acquisition of NetChip Technology, Inc..          --        --           --        (869)           --           --           --          (869)
Issuance of stock pursuant
  to exercise of stock options........................     486,356         1        2,026          --            --           --           --         2,027
Repayment of stockholder notes receivable.............          --        --           --          --            70           --           --            70
Reversal of deferred compensation on options
  associated with employee terminations...............          --        --         (377)        377            --           --           --            --
Amortization of deferred stock compensation...........          --        --           --         130            --           --           --           130
Comprehensive loss:
    Change in unrealized loss on investments..........          --        --           --          --            --         (163)          --          (163)
    Translation adjustments...........................          --        --           --          --            --            1           --             1
Net loss..............................................          --        --           --          --            --           --         (642)         (642)
                                                                                                                                                ------------
Total comprehensive loss..............................                                                                                                 (804)
                                                       ------------  --------  -----------  ----------  ------------  -----------  -----------  ------------
Balance at December 31, 2004..........................  26,706,763  $     27  $   111,739  $     (406) $         --  $      (211) $    (8,990) $    102,159
                                                       ============  ========  ===========  ==========  ============  ===========  ===========  ============

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                             Years Ended December 31,
                                                                          -------------------------------
                                                                            2004       2003       2002
                                                                          ---------  ---------  ---------
Cash flows from operating activities:
    Net loss............................................................ $    (642) $  (2,259) $  (2,320)
    Adjustments required to reconcile net loss to cash
       flows provided by operating activities:
        Depreciation and amortization...................................     2,197      2,335      2,401
        Amortization of deferred stock compensation.....................       130        966      2,121
        Amortization of purchased intangible assets.....................     1,718        929        533
        In-process research and development.............................     1,123        875         --
        Tax benefit from employee stock option plans....................        --         --        944
        Other non-cash items............................................       135        104        172
        Changes in operating assets and liabilities:
            Accounts receivable.........................................     1,480     (1,840)     1,505
            Inventories.................................................    (1,772)      (423)     3,583
            Deferred tax assets.........................................        --         --      3,194
            Income tax receivable.......................................        --      3,635     (2,912)
            Other current assets........................................      (313)       225     (1,288)
            Other assets................................................       253        (20)       (15)
            Accounts payable............................................       766       (413)      (271)
            Accrued compensation and benefits...........................       360        380        124
            Deferred revenues...........................................       319        378        332
            Deferred tax liability......................................        --         --       (830)
            Accrued commissions.........................................      (233)       167       (109)
            Other accrued expenses......................................      (873)      (714)        68
                                                                          ---------  ---------  ---------
Net cash provided by operating activities...............................     4,648      4,325      7,232
                                                                          ---------  ---------  ---------
Cash flows provided by (used in) investing activities:
    Cash used in acquisition of HiNT, net of cash acquired..............      (137)      (704)        --
    Cash acquired in acquisition of NetChip Technologies................     2,821         --         --
    Purchases of investments............................................   (22,815)    (6,094)   (14,200)
    Sales and maturities of investments.................................    13,902     10,000      7,020
    Purchase of property and equipment..................................    (1,919)    (1,441)      (782)
                                                                          ---------  ---------  ---------
Net cash provided by (used in) investing activities                         (8,148)     1,761     (7,962)
                                                                          ---------  ---------  ---------
Cash flows provided by (used in) financing activities:
    Proceeds from exercise of common stock options......................     2,027        317      1,287
    Repurchases of common stock.........................................        --       (922)    (4,700)
    Proceeds from stockholder notes receivable..........................        70         --         --
                                                                          ---------  ---------  ---------
Net cash provided by (used in) financing activities.....................     2,097       (605)    (3,413)
                                                                          ---------  ---------  ---------

Effect of exchange rate fluctuations on cash and cash equivalents.......         4         (8)        (6)
                                                                          ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents........................    (1,399)     5,473     (4,149)
Cash and cash equivalents at beginning of year..........................    10,955      5,482      9,631
                                                                          ---------  ---------  ---------
Cash and cash equivalents at end of year................................ $   9,556  $  10,955  $   5,482
                                                                          =========  =========  =========

Supplemental disclosure of cash flow information:
    Cash received for income taxes...................................... $      16  $   4,028  $     650
    Cash paid for income taxes.......................................... $      74  $      49  $       8

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Description of Business

     PLX Technology, Inc. (the "Company") develops and markets I/O interconnectivity solutions that speed the transfer of data in high-performance microprocessor-based systems. The Company's principal products are high performance semiconductor devices, as well as related software development kits and hardware design kits. The Company utilizes a "fabless" semiconductor business model whereby it purchases wafers and packaged and tested semiconductor devices from independent manufacturing foundries. Semiconductor devices account for substantially all of the Company's net revenues.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). Under FAS 115, management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2004 and 2003, all debt securities were designated as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in a separate component of stockholders' equity. The fair value of securities is based on quoted market prices. The amortized cost of debt securities in this category is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization, as well as any interest earned on the securities, is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

Allowance for Doubtful Accounts

     Credit limits are established by reviewing the financial history and stability of each customer. Where appropriate, the Company obtains credit rating reports and financial statements of the customer to initiate and modify their credit limits. On certain foreign sales, letters of credit are required. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific reserve for bad debt is recorded to reduce the carrying value of the receivable to the amount expected to be recovered.

Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories were as follows:

                                                                     December 31,
                                                                -----------------------
                                                                   2004        2003
                                                                ----------  -----------
                                                                     (in thousands)
Work-in-process............................................... $    1,083  $       356
Finished goods................................................      3,076        1,537
                                                                ----------  -----------
   Total...................................................... $    4,159  $     1,893
                                                                ==========  ===========

Inventory Write-downs

     The Company evaluates the need for potential write-downs of inventory by considering a combination of factors. Based on the life of the product, sales history, obsolescence and sales forecast, the Company may record write-downs to inventory ranging from 0% to 100%.

Goodwill

     Goodwill represents the excess of cost over the value of net assets of businesses acquired pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and is carried at cost unless write-downs for impairment are required. The Company evaluates the carrying value of goodwill on an annual basis (November 1st) and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable. Such indicators would include a significant reduction in the Company's market capitalization, a decrease in operating results or a deterioration in the Company's financial position. To date, no such impairment has been recorded.

     Changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows (in thousands):

Balance as of December 31, 2002............................... $    8,054
  HiNT acquisition............................................      7,944
Balance as of December 31, 2003...............................     15,998
  NetChip acquisition.........................................     11,998
  HiNT acquisition - additional consideration (see note 3)....      3,131
  Other.......................................................       (162)
                                                                ----------
Balance as of December 31, 2004............................... $   30,965
                                                                ==========

Long-lived Asset Impairment

     Long-lived assets, principally property and equipment and identifiable intangibles held and used by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Also see Note 8.

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

     Property and equipment are as follows:

                                                                     December 31,
                                                                -----------------------
                                                                   2004        2003
                                                                ----------  -----------
                                                                     (in thousands)
Land.......................................................... $    8,550  $     8,550
Building......................................................     19,333       19,333
Equipment and furniture.......................................     11,168       10,275
Purchased software............................................      4,878        4,826
                                                                ----------  -----------
                                                                   43,929       42,984
Accumulated depreciation and amortization.....................    (13,069)     (11,916)
                                                                ----------  -----------
Net property and equipment.................................... $   30,860  $    31,068
                                                                ==========  ===========

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

     If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                                     Years Ended December 31,
                                                                -----------------------------------
                                                                   2004        2003         2002
                                                                ----------  -----------  ----------
                                                                (in thousands, except per share data)
Net loss as reported.......................................... $     (642) $    (2,259) $   (2,320)
Add: Stock-based compensation included in reported net loss...        130          966       2,121
Deduct: Stock-based compensation cost under SFAS 123..........     (5,257)      (6,348)     (9,721)
                                                                ----------  -----------  ----------
Pro forma net loss............................................ $   (5,769) $    (7,641) $   (9,920)
                                                                ==========  ===========  ==========
Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro forma
   net loss per common share - basic and diluted..............     25,422       22,755      22,785
                                                                ==========  ===========  ==========
Pro forma net loss per common share - basic and diluted....... $    (0.23) $     (0.34) $    (0.44)
                                                                ==========  ===========  ==========
Reported net loss per common share - basic and diluted........ $    (0.03) $     (0.10) $    (0.10)
                                                                ==========  ===========  ==========

    See Note 7 for a discussion on the assumptions used in the option-pricing model and estimated fair value of employee stock options.

Revenue Recognition

     Sales to original equipment manufacturers are generally recognized at the time of title passage, which typically occurs at the time of shipment. Recognition of sales to distributors, including international distributors, is deferred until the product is resold by the distributors to their customers. Net revenues from the sale of software development kits is insignificant for all years presented. Our products are warranted to be free from defect for a period of one year. The Company records a warranty provision for defective products at the time of sale. To date, the Company has experienced an immaterial amount of defective product returns. In addition, the Company generally indemnifies, under predetermined conditions, its customers for infringement of third party intellectual property rights by its products or services. The Company has not recorded a liability associated with these guarantees, as the Company has little or no history of costs associated with such indemnification requirements.

Advertising

     The Company accounts for advertising costs as expenses in the period in which they are incurred. Advertising expenses for 2004, 2003, and 2002, were $5,000, $4,000, and $19,000, respectively.

Software Development Costs

     In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," the Company is required to capitalize eligible computer software costs upon achievement of technological feasibility subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. The period between the achievement of technological feasibility and release of the Company's software products has been of short duration. As of December 31, 2004, 2003, and 2002 such costs were insignificant. Accordingly, the Company has charged all such costs to research and development expenses in the accompanying consolidated statements of operations.

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

Comprehensive Income (Loss)

    At December 31, 2004, the components of accumulated other comprehensive income (loss), reflected in the Consolidated Statements of Stockholders' Equity, consisted of the following:

                                                                     Years Ended December 31,
                                                                -----------------------------------
                                                                   2004        2003         2002
                                                                ----------  -----------  ----------
                                                                            (in thousands)
Unrealized gain (loss) on investments, net.................... $     (157) $         6  $       97
Cumulative translation adjustments............................        (54)         (55)        (51)
                                                                ----------  -----------  ----------
Accumulated other comprehensive income (loss)................. $     (211) $       (49) $       46
                                                                ==========  ===========  ==========

Recent Accounting Pronouncements

     In March 2004, the FASB issued EITF Issue No. 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The adoption of this requirement did not have a material impact on the Company's financial position or results of operation.

     In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See "Stock-Based Compensation" (Note 1) for the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expect the adoption to have a material impact on its consolidated statements of income and net income per share.

2. Net Loss Per Share

     Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

     As the Company incurred a loss for each of the years ended December 31, 2004, 2003 and 2002, the effect of dilutive securities, totaling 4.4 million, 4.2 million, and 3.4 million, equivalent shares, respectively, have been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive. Dilutive securities are comprised of stock options to purchase common stock.

3. Business Combination

     On May 24, 2004, the Company purchased NetChip Technology, Inc., a fabless supplier of high-performance semiconductors based on Universal Serial Bus (USB) and Peripheral Component Interconnect (PCI) standards, for an aggregate purchase price, including acquisition costs, of $22.2 million. The Company acquired NetChip Technology, Inc. in order to expand its position of strength in the market for PCI, PCI-X and PCI Express interconnect chips to include the USB product line, where NetChip offers an industry-leading product line offering high-performance and low-power products for the USB 2.0 market. NetChip also has PCI Express products in development that complement the Company's PCI Express chips. The combined company provides a wide selection of interconnect chips based on these standards. The transaction was accounted for using purchase accounting.

     The financial results for the year ended December 31, 2004 reflect the acquisition from the date the transaction was closed.

     The purchase price of the NetChip Technology, Inc. acquisition is summarized below (in thousands):

Fair value of common stock issued......... $  21,405
Fair value of options assumed.............       315
Acquisition costs.........................       524
                                            ---------
Total consideration....................... $  22,244
                                            =========

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

     PLX recorded $0.9 million in deferred compensation on the unvested options assumed in connection with the acquisition of NetChip Technology, Inc. Deferred compensation is being amortized over the remaining vesting period of these assumed options, generally three years.

     Additional consideration of PLX's common stock with a maximum aggregate value of approximately $10 million may be paid to the former shareholders of NetChip Technology, Inc. in the event USB gross profits meet certain milestones in the period ending approximately one year following the close of the transaction. Any additional consideration will become goodwill in the period such additional consideration becomes payable.

     The allocation of the Company's purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below (in thousands). The allocation was based on a number of factors including a valuation and a fair value appraisal.

Net tangible assets....................... $    3,144
In-process technology.....................      1,123
Goodwill and other intangible assets:
    Goodwill..............................     11,998
    Developed/Core Technology.............      3,594
    Customer Base.........................      2,385
                                             ---------
                                               17,977
                                             ---------
Net assets acquired....................... $   22,244
                                             =========

     Net tangible assets acquired were comprised primarily of cash, inventory, accounts receivables, accounts payables, and other accrued liabilities. The acquired in-process technology was written-off in the second quarter of 2004. The estimated weighted average useful lives of the intangible assets for the developed/core technology and customer base acquired in connection with the acquisition of NetChip Technology, Inc. are approximately six and three years, respectively. Amortization of developed/core technology and customer base was $0.4 million and $0.5 million, respectively, for the year ended December 31, 2004.

     The $1.1 million allocation of the purchase price to the acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established and no alternative future uses existed. PLX acquired technology consisting of PCI Express solutions. The value was determined by estimating the expected cash flows from the project once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value as defined below.

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

     Discount Rate. Discounting the net cash flows back to their present value was based on the cost of capital for well-managed venture capital funds which typically have similar risks and returns on investments. The cost of capital used in discounting the net cash flows from acquired in- process technology was 30%.

     Percentage of Completion. Percentage of completion was determined using costs incurred by NetChip Technology, Inc. prior to the acquisition date compared to the remaining research and development costs to be incurred to bring the project to technological feasibility. As of the acquisition date, the Company estimated that the project was approximately 60% complete. As of February 2005, the project was substantially complete.

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

     The unaudited pro forma financial information combines the historical statements of operations of the Company, NetChip Technology, Inc. and Hint Corp. for the years ended December 31, 2004 and 2003 and gives effect to the transactions, including the amortization of other intangible assets and the recognition of deferred compensation, as if they occurred at the beginning of fiscal 2003. The amount of the aggregate purchase price allocated to purchased in-process research and development has been excluded from the pro forma information, as it is a non-recurring item.

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

                                                                December 31,
                                                           --------------------------
                                                               2004          2003
                                                           ------------   -----------

Net revenues............................................. $     64,003   $    50,127
Net income (loss)........................................ $        731   $    (2,236)

Net income (loss) per share - basic...................... $       0.03   $     (0.09)
                                                           ============   ============
Net income (loss) per share - diluted.................... $       0.03   $     (0.09)
                                                           ============   ============

Shares used to compute basic per share amounts...........       26,417        26,285
                                                           ============   ============
Shares used to compute diluted per share amounts.........       27,468        26,285
                                                           ============   ============

4. Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

     The Company invests its excess cash in high quality, short-term and long-term debt and equity instruments. The following is a summary of the Company's investments by major security type at December 31, 2004 and December 31, 2003 (in thousands):

                                                                      Carrying   Unrealized Unrealized Estimated
                                                                        Value      Gains     Losses    Fair Value
                                                                      ---------  ---------  ---------  ---------
2004
Cash................................................................ $   1,896  $      --  $      --  $   1,896
Cash equivalents:
  Money market mutual funds.........................................     6,360         --         --      6,360
  Commercial paper..................................................     1,300         --         --      1,300
                                                                      ---------  ---------  ---------  ---------
Total cash equivalents..............................................     7,660         --         --      7,660
                                                                      ---------  ---------  ---------  ---------
Total cash and cash equivalents.....................................     9,556         --         --      9,556
                                                                      ---------  ---------  ---------  ---------
Short-term investments:
  Commercial paper..................................................     2,298         --         --      2,298
  Corporate bonds...................................................     1,306         --        (16)     1,290
  Munipal auction rate securities...................................     3,975         --         --      3,975
  U.S government & agency securities................................     3,016         --        (14)     3,002
                                                                      ---------  ---------  ---------  ---------
Total short-term investments........................................    10,595         --        (30)    10,565
                                                                      ---------  ---------  ---------  ---------
Long-term investments:
  Corporate bonds...................................................     1,197         --         (7)     1,190
  U.S government & agency securities................................     9,085         --       (120)     8,965
                                                                      ---------  ---------  ---------  ---------
Total long-term investments.........................................    10,282         --       (127)    10,155
                                                                      ---------  ---------  ---------  ---------
Total cash, cash equivalents, short-term and long-term investments.. $  30,433  $      --  $    (157) $  30,276
                                                                      =========  =========  =========  =========

2003
Cash................................................................ $   1,919  $      --  $      --  $   1,919
Cash equivalents:
  Money market mutual funds.........................................     5,990         --         --      5,990
  Commercial paper..................................................     3,049         --         (3)     3,046
                                                                      ---------  ---------  ---------  ---------
Total cash equivalents..............................................     9,039         --         (3)     9,036
                                                                      ---------  ---------  ---------  ---------
Total cash and cash equivalents.....................................    10,958         --         (3)    10,955
                                                                      ---------  ---------  ---------  ---------
Short-term investments:
  U.S government & agency securities................................     1,000          1         --      1,001
  Munipal auction rate preferred stock..............................     1,000         --         --      1,000
  Munipal auction rate securities...................................     7,050         --         --      7,050
  Sovereign debt securities.........................................     1,000          1         --      1,001
                                                                      ---------  ---------  ---------  ---------
Total short-term investments........................................    10,050          2         --     10,052
                                                                      ---------  ---------  ---------  ---------
Long-term investments:
  U.S government & agency securities................................     2,042          7         --      2,049
                                                                      ---------  ---------  ---------  ---------
Total long-term investments.........................................     2,042          7         --      2,049
                                                                      ---------  ---------  ---------  ---------
Total cash, cash equivalents, short-term and long-term investments.. $  23,050  $       9  $      (3) $  23,056
                                                                      =========  =========  =========  =========

     At December 31, 2004, the amortized cost and estimated fair values of short-term and long-term investments (including cash equivalents) by contractual maturity were as follows:

                                                                Amortized
                                                                   Cost     Fair Value
                                                                ----------  -----------
                                                                     (in thousands)
Less than one year............................................ $   18,255  $    18,225
Mature in 1-2 years...........................................     10,282       10,155
                                                                ----------  -----------
   Total...................................................... $   28,537  $    28,380
                                                                ==========  ===========

5. Concentrations of Credit, Customer and Supplier Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments and trade receivables. The Company generally invests its excess cash in money market funds, commercial paper of corporations with high credit ratings, municipal bonds, and treasury bills. The Company has not experienced any significant losses on its cash equivalents or short and long-term investments. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. At December 31, 2004, the Company's largest receivable balance accounted for approximately 20% of net accounts receivable. Through fiscal 2004, a relatively small number of direct customers and distributors accounted for a significant percentage of the Company's revenues. The Company analyzes the need for reserves for potential credit losses and records reserves when necessary.

     Currently, the Company relies on single source suppliers of materials for the significant majority of its product inventory. As a result, should the Company's current suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results may be adversely impacted.

6. Employee Stock Plans

     At December 31, 2004, 5,930,166 shares of the Company's common stock were reserved for future issuance.

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

     Activity under the 1998 and 1999 Plans is summarized as follows:

                                                            Options Outstanding
                                                   -----------------------------------------
                                         Options                                Weighted
                                        Available                  Aggregate    Average
                                           for       Number of     Exercise     Exercise
                                          Grant       Options       Price        Price
                                       ----------- ------------  -----------  ----------
Balance at December 31, 2001..........  1,673,911    3,090,183  $38,995,401  $    12.62
    Options authorized................    900,000           --
    Options granted................... (1,073,300)   1,073,300   14,386,905       13.40
    Options exercised.................         --     (199,850)  (1,286,976)       6.44
    Options canceled..................    525,396     (560,325)  (7,559,407)      13.49
                                       ----------- ------------  -----------
Balance at December 31, 2002..........  2,026,007    3,403,308   44,535,923       13.09
    Options authorized................         --           --
    Options assumed...................         --      267,920      415,645        1.55
    Options granted...................   (942,500)     942,500    3,303,040        3.50
    Options exercised.................         --      (69,687)    (317,338)       4.55
    Options canceled..................    306,021     (307,627)  (4,152,600)      13.50
                                       ----------- ------------  -----------
Balance at December 31, 2003..........  1,389,528    4,236,414   43,784,670       10.34
    Options authorized................    700,000           --
    Options assumed...................         --      126,419      232,219        1.84
    Options granted...................   (969,850)     969,850   10,093,811       10.41
    Options exercised.................         --     (486,356)  (2,026,986)       4.17
    Options canceled..................    444,453     (480,292)  (5,533,876)      11.52
                                       ----------- ------------  -----------
Balance at December 31, 2004..........  1,564,131    4,366,035  $46,549,838  $    10.66
                                       =========== ============  ===========

     Options assumed in 2004 of 126,419 represent options related to the May 2004 acquisition of NetChip Technology, Inc. Options assumed in 2003 of 267,920 represent options related to the May 2003 acquisition of HiNT Corp. Options assumed from both NetChip Technology, Inc. and HiNT Corp. are no longer available for grant once canceled.

     The following table summarizes the information about options outstanding at December 31, 2004:

                           Options Outstanding           Options Exercisable
                     ---------------------------------- ---------------------
                                   Weighted
                                    Average   Weighted               Weighted
                                   Remaining  Average                Average
      Range of          Number    Contractual Exercise    Number     Exercise
   Exercise Price    Outstanding     Life       Price   Exercisable    Price
-------------------- -----------  ----------  --------- ----------  ---------
$0.88 - $3.22.......    809,538   7.21 years $    2.67    458,810  $    2.48
$3.28 - $7.75.......    907,241   6.12 years      5.59    720,467       5.98
$7.95 - $9.12.......    989,799   7.24 years      8.72    488,449       8.55
$9.21 - $16.65......    947,982   7.97 years     14.64    438,532      15.59
$19.38 - $27.44.....    706,475   5.31 years     23.57    706,475      23.57
$31.63 - $31.63.....      5,000   5.67 years     31.63      5,000      31.63
                     -----------                        ----------
Total...............  4,366,035   6.85 years $   10.66  2,817,733  $   11.81
                     ===========                        ==========

     As of December 31, 2004, 2003, and 2002, there were 2,769,349, 2,500,572 and 1,686,558 stock options vested at weighted average exercise prices of $11.88 per share, $12.04 per share, and $12.20 per share, respectively.

     During the year ended December 31, 2004, the Company recorded aggregate deferred compensation of $0.9 million, representing the difference between the grant price and the deemed fair value of the Company's common stock options granted during this period. The Company recorded $0.1 million of deferred compensation in 2003. The Company recorded no deferred compensation in 2002. The amortization of deferred compensation is charged to operations and is amortized on a straight-line basis over the vesting period of the options, which is typically three years. For the years ended December 31, 2004, 2003, and 2002, amortization expense was $0.1 million, $1.0 million, and $2.1 million, respectively. In addition, for the years ended December 31, 2004, 2003, and 2002, the Company reversed aggregate deferred compensation of $0.4 million, $0, and $0.9 million, respectively, on options associated with employee terminations.

7. FAS 123 Assumptions

     Pro forma information regarding net income (loss) is required by FAS 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by FAS 123. Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used for 2004, 2003, and 2002:

                                                              Years Ended December 31,
                                                         -------------------------------
                                                           2004       2003       2002
                                                         ---------  ---------  ---------
Volatility.............................................      1.13       1.16       1.00
Expected life of options (in years)....................      5.10       5.15       4.05
Dividend yield.........................................        -- %       -- %       -- %
Risk-free interest rate................................      3.55%     3.23%     4.05%

     The weighted average grant date fair value of options granted during 2004, 2003, and 2002 was $9.15, $2.98, and $10.93, respectively.

8. Other Intangible Assets

     Information regarding the Company's other identified intangible assets subject to amortization is as follows (in thousands):

                                                                     2004
                                               -------------------------------------------------
                                               Gross Carrying     Accumulated          Net
                                                   Amounts        Amortization        Value
                                               ---------------  ---------------  ---------------
Patents...................................... $         2,132  $        (2,132) $            --
Developed Core Technology....................           5,422             (950)           4,472
Customer Base................................           3,246             (942)           2,304
                                               ---------------  ---------------  ---------------
Total........................................ $        10,800  $        (4,024) $         6,776
                                               ===============  ===============  ===============

                                                                  2003
                                               -------------------------------------------------
                                               Gross Carrying     Accumulated          Net
                                                   Amounts        Amortization        Value
                                               ---------------  ---------------  ---------------
Patents...................................... $         2,132  $        (1,909) $           223
Developed Core Technology....................           1,828             (222)           1,606
Customer Base................................             861             (175)             686
                                               ---------------  ---------------  ---------------
Total........................................ $         4,821  $        (2,306) $         2,515
                                               ===============  ===============  ===============

     The estimated weighted average amortization periods of the intangible assets for patents, developed/core technology and customer base are approximately four, six and three years, respectively. Estimated amortization expenses for the fiscal years ending December 31 are as follows:

2005.................... $2.0 million
2006.................... $1.9 million
2007.................... $1.3 million
2008.................... $0.8 million
2009 and thereafter..... $0.8 million

     The carrying amount of indefinite lived intangibles (Tradename) as of December 31, 2004 and 2003 remained unchanged at approximately $0.2 million.

9. Stock Repurchase

     In September 2002, the Company's Board of Directors approved a repurchase of up to 2,000,000 shares of common stock. The Company, at the discretion of management, can repurchase the shares from time to time in the open market or in privately negotiated transactions. In fiscal 2003, approximately 774,000 shares were repurchased for approximately $1.9 million. No shares were repurchased in 2004.

10. Retirement Savings Plan

     The Company has a retirement savings plan, commonly known as a 401(k) plan, that allows all full-time employees to contribute up to 100% of their annual compensation. Employee contributions are limited to a maximum annual amount as set up by the Internal Revenue Service. Beginning in 1996, the Company made a matching contribution calculated at 50 cents on each dollar of the first 6% of participant contributions. The Company's expenses to the total plan were $0.3 million, $0.3 million, and $0.2 million for 2004, 2003, and 2002, respectively.

11. Income Taxes

     The provision for income taxes consists of the following:

                                                              Years Ended December 31,
                                                         -------------------------------
                                                           2004       2003       2002
                                                         ---------  ---------  ---------
                                                                  (in thousands)
Federal:
    Current............................................ $      34  $      --  $  (2,842)
    Deferred...........................................       130         --      2,764
                                                         ---------  ---------  ---------
                                                              164         --        (78)
                                                         ---------  ---------  ---------
State:
    Current............................................         8          6         --
    Deferred...........................................        32         --        138
                                                         ---------  ---------  ---------
                                                               40          6        138
                                                         ---------  ---------  ---------
Foreign:
    Current............................................        54         23         --
    Deferred...........................................        --         --         --
                                                         ---------  ---------  ---------
                                                               54         23         --
                                                         ---------  ---------  ---------
Total.................................................. $     258  $      29  $      60
                                                         =========  =========  =========

    The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal income tax rate as follows:

                                                              Years Ended December 31,
                                                         -------------------------------
                                                           2004       2003       2002
                                                         ---------  ---------  ---------
                                                                  (in thousands)
Tax benefit at the U.S. statutory rate................. $    (134) $    (780) $    (791)
State taxes (net of federal benefit)...................       (25)       (97)       (99)
Tax exempt interest income.............................        --         --       (379)
Non-deductible in-process R&D write off................       382        345         --
Non-deductible amortization of deferred compensation...        --        380        835
Research and development credit........................      (576)        --     (1,786)
Change in valuation allowance..........................       553         98      2,242
Other individually immaterial items....................        58         83         38
                                                         ---------  ---------  ---------
                                                        $     258  $      29  $      60
                                                         =========  =========  =========

     During the years ended December 31, 2004, 2003, and 2002, the Company's deferred tax asset valuation allowance increased by $4.7 million, $0.6 million, and $4.7 million, respectively.  The increase in the valuation allowance relates to acquired tax benefits associated with the Company's acquisitions of NetChip Technology, Inc., HiNT Corporation and Sebring Systems, Inc.

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              December 31,
                                                         --------------------
                                                           2004       2003
                                                         ---------  ---------
                                                            (in thousands)
Deferred tax assets:
    Accrued expenses and reserves...................... $   1,493  $   1,100
    Net operating loss carryforwards...................     7,608      3,920
    Research and development credit carryforwards......     4,824      2,286
    Costs capitalized for tax purposes.................        78        284
                                                         ---------  ---------
Gross deferred tax assets..............................    14,003      7,590
Valuation allowance....................................   (10,649)    (5,967)
                                                         ---------  ---------
                                                            3,354      1,623
                                                         ---------  ---------
Deferred tax liabilities:
    Acquisition related intangibles....................    (3,034)    (1,323)
    Other..............................................      (320)      (300)
                                                         ---------  ---------
                                                           (3,354)    (1,623)
                                                         ---------  ---------
Total net deferred tax assets.......................... $      --  $      --
                                                         =========  =========

     At December 31, 2004, the Company had federal and state net operating loss carryforwards of $20.6 million and $6.6 million, respectively. These carryforwards will expire at various dates beginning in 2007 through 2024, if not utilized. In addition, as of December 31, 2004, the Company had federal and state tax credit carryforwards of approximately $2.4 million and $2.5 million, respectively, which expire at various dates beginning in 2012. Approximately $2.3 million of the federal and $1.5 million of the state net operating loss carryforward represents the stock option deduction arising from activity under the Company's stock option plan, the benefit of which will increase additional paid in capital when realized.

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

     Approximately $7.5 million of the valuation allowance related to acquired tax benefits, which will result in an adjustment to goodwill recorded when such benefits are realized. During 2004, $162,000 was released from the deferred tax valuation allowance and credited to goodwill.

     The Company has made no provision for U.S. income taxes on approximately $230,000 of cumulative undistributed earnings of certain foreign subsidiaries because it is the Company's intention to permanently reinvest such earnings. If such earnings were distributed, the Company would accrue additional taxes of approximately $80,500.

     Pre-tax income from foreign operations was $79,000 in 2004 and $56,000 in 2003.

12. Commitments

     In November 2003, the Company entered into a software license agreement with an unrelated party totaling $3.9 million. As of December 31, 2004, the Company had paid approximately $2.6 million, and is obligated to pay the remaining $1.3 million balance in October 2005.

     The Company uses several contract manufacturers and suppliers to provide manufacturing services for its products. As of December 31, 2004, the Company has purchase commitments for inventory with these contract manufacturers and suppliers of approximately $3.0 million. These inventory purchase commitments are placed on a sales order basis with lead times ranging from 8 to 13 weeks to meet estimated customer demand requirements.

     The Company leases facilities and equipment under non-cancelable operating lease agreements. Future minimum payments under facility and equipment leases at December 31, 2004 are as follows:

                                                    (in thousands)
                                                         ---------
2005................................................... $     212
2006...................................................        96
2007...................................................         7
                                                         ---------
Total minimum lease payments........................... $     315
                                                         =========

     Rental expense for all facility leases aggregated approximately $0.8 million, $0.7 million, and $0.1 million, net of sublease income of $38,000, $8,000, and $0.4 million for the years ended December 31, 2004, 2003, and 2002, respectively.

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

   Revenues by geographic region based on customer location were as follows:

                                                          Years Ended December 31,
                                                         -------------------------------
                                                           2004       2003       2002
                                                         ---------  ---------  ---------
                                                                  (in thousands)
Revenues:
    United States...................................... $  15,708  $  12,155  $  13,312
    Asia - excluding Taiwan............................    18,675     10,691      9,135
    Europe - excluding France..........................     7,201      5,280      4,955
    Taiwan.............................................     8,571      4,097      1,614
    France.............................................     2,310      3,845      4,609
    North America - excluding United States............     1,984      1,970      1,185
                                                         ---------  ---------  ---------
        Total.......................................... $  54,449  $  38,038  $  34,810
                                                         =========  =========  =========

     There were no direct end customer sales that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

                                                          Years Ended December 31,
                                                         -------------------------------
                                                           2004       2003       2002
                                                         ---------  ---------  ---------
Metatech...............................................        13%       11%        9%
A2M....................................................         4%       10%       13%

14. Quarterly Summaries (unaudited)

(In thousands, except per share amounts)

                                                    Three Months Ended
                                       --------------------------------------------------
                                         March 31,    June 30,   September 30, December 31,
                                           2004        2004(1)       2004         2004
                                       -----------  -----------  -----------  -----------
Net revenues......................... $    11,642  $    14,016  $    15,457  $    13,334
Gross profit......................... $     8,413  $     9,091  $     9,818  $     8,388
Net income (loss).................... $       277  $      (537) $       327  $      (709)
Net income (loss) per basic share.... $      0.01  $     (0.02) $      0.01  $     (0.03)
Net income (loss) per diluted share.. $      0.01  $     (0.02) $      0.01  $     (0.03)
                                       --------------------------------------------------
                                                    Three Months Ended
                                         March 31,    June 30,   September 30, December 31,
                                           2003         2003(2)      2003         2003
                                       -----------  -----------  -----------  -----------
Net revenues......................... $     8,503  $     8,660  $    10,283  $    10,592
Gross profit......................... $     5,988  $     6,142  $     7,437  $     7,604
Net income (loss).................... $      (816) $    (1,897) $       129  $       325
Net income (loss) per basic share.... $     (0.04) $     (0.09) $      0.01  $      0.01
Net income (loss) per diluted share.. $     (0.04) $     (0.09) $      0.01  $      0.01

(1) Net loss includes a $1.1 million charge for in-process research and development.

(2) Net loss includes a $0.9 million charge for in-process research and development.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

                                                      Additions    Deductions
                                        Balance at   Charged to     Amounts     Balance at
                                       Beginning of   Costs and    Recovered      End of
             Description                  Period      Expenses    (Written off)   Period
-------------------------------------  ------------  -----------  ------------  ----------
Year ended December 31, 2004
Allowance for doubtful accounts...... $        161  $        45  $        (79) $      127
Year ended December 31, 2003
Allowance for doubtful accounts...... $        127  $        39  $         (5) $      161
Year ended December 31, 2002
Allowance for doubtful accounts...... $        202  $       103  $       (178) $      127

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 25, 2005	PLX Technology, Inc. by: /s/ Michael J. Salameh Name: Michael J. Salameh Title: Chief Executive Officer

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

Name and Signature	Title(s)	Date
/s/ Michael J. Salameh Michael J. Salameh	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2005
/s/ Rafael Torres Rafael Torres	Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 25, 2005
/s/ D. James Guzy D. James Guzy	Director and Chairman of the Board of Directors	February 25, 2005
/s/ Timothy Draper Timothy Draper	Director	February 25, 2005
/s/ Robert H. Smith Robert H. Smith	Director	February 25, 2005
/s/ John H. Hart John H. Hart	Director	February 25, 2005
/s/ Wei-Ti Lu Wei-Ti Lu	Director	February 25, 2005
/s/ Thomas Riordan Thomas Riordan	Director	February 25, 2005
/s/ Patrick Verderico Patrick Verderico	Director	February 25, 2005

EXHIBIT INDEX

Exhibit
Number	Description
2.1 (3)	Agreement and Plan of Reorganization dated May 6, 2003 by and among PLX Technology, Inc., HT Acquisition Sub, LLC, HiNT Corporation and Herbert Chang as Shareholders' Agent.
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2 (1)	Registrant's Amended and Restated Bylaws.
3.3 (1)

Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

4.1	Reference is made to Exhibits 3.1 and 3.3.
4.2	Registration Rights Agreement, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3, filed on June 21, 2004 and incorporated herein by reference.
10.1 (1)*	Form of Indemnification Agreement between PLX and each of its Officers and Directors.
10.2 (1)*	1998 Stock Incentive Plan.
10.3 (1) (2)*	1999 Stock Incentive Plan, As Amended.
10.4 (1)	Lease Agreement dated October 17, 1997 between The Arrillaga Foundation and The Perry Foundation as Landlords and PLX as Tenant, as amended.
10.10 (6)*	HiNT Corp. 2000 Stock Plan.
10.11 (5)*	Sebring Systems, Inc. 1997 Stock Otion/Stock/Issuance Plan.
10.12 (7)*	NetChip Technology, Inc. 1996 Flexible Stock Incentive Plan.
10.13*

PLX Technology, Inc. 2004 Bonus and Deferred Compansation Plan, filed as Exhibit 10.2 to the Company's quarterly report on Form S-3 for the quarter ended June 30, 2004, and incorporated herein by reference.

21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C.Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-71795).
(2)	Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002.
(3)	Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on May 27, 2003.
(4)	Incorporated by reference to the same numbered exhibit previously filed with the Company's Form 10-K as filed on March 13, 2003.
(5)	Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on June 2, 2000.
(6)	Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2003.
(7)	Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2004.
(*)	Management contract or compensatory plan or arrangement.