Form 10-K/A
period 2004-12-31
PLX TECHNOLOGY INC
filed 2005-03-02
CIK 850579

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO FORM 10-K

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

EXPLANATORY NOTE

This Amendment to the Registrant's Form 10-K for the year ended December 31, 2004 is being filed to include a revised Consent of Independent Registered Public Accounting Firm as the original exhibit contained a typographical error. The remainder of the Registrant's Form 10-K, previously filed on March 1, 2005, remains unchanged.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 2, 2005	PLX Technology, Inc. by: /s/ Michael J. Salameh Name: Michael J. Salameh Title: Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Registrant's Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on the date indicated:

Name and Signature	Title(s)	Date
/s/ Michael J. Salameh Michael J. Salameh	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2005
/s/ Rafael Torres Rafael Torres	Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 2, 2005
* D. James Guzy	Director and Chairman of the Board of Directors	March 2, 2005
* Timothy Draper	Director	March 2, 2005
* Robert H. Smith	Director	March 2, 2005
* John H. Hart	Director	March 2, 2005
* Wei-Ti Lu	Director	March 2, 2005
* Thomas Riordan	Director	March 2, 2005
* Patrick Verderico	Director	March 2, 2005
FONT SIZE=2>

*By: /s/ /s/ Michael J. Salameh
      /s/ Michael J. Salameh
      Attorney in Fact

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

21.1**	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of Chief Executive Officer Pursuant to 18 U.S.C.Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-71795).
(2)	Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002.
(3)	Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on May 27, 2003.
(4)	Incorporated by reference to the same numbered exhibit previously filed with the Company's Form 10-K as filed on March 13, 2003.
(5)	Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on June 2, 2000.
(6)	Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2003.
(7)	Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2004.
(*)	Management contract or compensatory plan or arrangement.
(**)	Filed previously