Form 10-Q
period 2005-03-31
PLX TECHNOLOGY INC
filed 2005-05-04
CIK 850579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ]    NO [   ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [ X ]     NO [     ]

      As of May 2, 2005, there were 26,873,047 shares of common stock, par value $0.001 per share, outstanding.

PLX Technology, Inc.
Index To
Report on Form 10-Q
For Quarter Ended March 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                       March 31,    December 31,
                                                         2005          2004 (1)
                                                     ------------  ------------
                                                      (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents........................ $     12,174  $      9,556
  Short-term marketable securities.................       15,205        10,565
  Accounts receivable, net.........................        6,329         5,084
  Inventories......................................        3,158         4,159
  Other current assets.............................        1,672         2,058
                                                     ------------  ------------
Total current assets...............................       38,538        31,422
Property and equipment, net........................       30,533        30,860
Long-term marketable securities....................        2,943        10,155
Goodwill...........................................       30,965        30,965
Other purchased intangible assets..................        6,480         6,991
Other assets.......................................          454            80
                                                     ------------  ------------
Total assets....................................... $    109,913  $    110,473
                                                     ============  ============
LIABILITIES
Current liabilities:
  Accounts payable................................. $      3,364  $      3,627
  Accrued compensation and benefits................        1,778         1,813
  Deferred revenues................................        1,234         1,310
  Accrued commissions..............................          265           300
  Other accrued expenses...........................          964         1,264
                                                     ------------  ------------
Total current liabilities..........................        7,605         8,314
                                                     ------------  ------------
STOCKHOLDERS' EQUITY
  Common stock, par value..........................           27            27
  Additional paid-in capital.......................      112,356       111,739
  Deferred compensation............................         (306)         (406)
  Accumulated other comprehensive loss.............         (238)         (211)
  Accumulated deficit..............................       (9,531)       (8,990)
                                                     ------------  ------------
Total stockholders' equity.........................      102,308       102,159
                                                     ------------  ------------
Total liabilities and stockholders' equity......... $    109,913  $    110,473
                                                     ============  ============

(1) Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
                                                           2005       2004
                                                        ---------  ---------
Net revenues.......................................... $  13,222  $  11,642
Cost of revenues......................................     4,857      3,229
                                                        ---------  ---------
Gross margin..........................................     8,365      8,413
                                                        ---------  ---------
Operating expenses:
  Research and development............................     4,112      4,057
  Selling, general and administrative.................     4,426      3,678
  Amortization of purchased intangible assets.........       512        297
                                                        ---------  ---------
Total operating expenses..............................     9,050      8,032
                                                        ---------  ---------
Income (loss) from operations.........................      (685)       381
Interest income and other, net........................       155         68
                                                        ---------  ---------
Income (loss) before provision for income taxes.......      (530)       449
Provision for income taxes............................        11        172
                                                        ---------  ---------
Net income (loss)..................................... $    (541) $     277
                                                        =========  =========

Basic net income (loss) per share..................... $   (0.02) $    0.01
                                                        =========  =========
Shares used to compute basic per share amounts........    26,786     23,876
                                                        =========  =========

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    --------------------
                                                                                       2005       2004
                                                                                    ---------  ---------
Cash flows from operating activities
Net income (loss)................................................................. $    (541) $     277
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Depreciation....................................................................       539        565
  Amortization of deferred compensation...........................................        99         18
  Amortization of purchased intangible assets.....................................       512        297
  Other non-cash items............................................................        49         13
  Changes in operating assets and liabilities:
    Accounts receivable...........................................................    (1,245)    (1,044)
    Inventories...................................................................     1,001        476
    Other current assets..........................................................       382        (72)
    Other assets..................................................................      (373)        29
    Accounts payable..............................................................      (263)       909
    Accrued compensation and benefits.............................................       (67)        74
    Deferred revenues.............................................................       (76)       135
    Other accrued expenses........................................................      (298)       323
                                                                                    ---------  ---------
Net cash provided by (used in) operating activities...............................      (281)     2,000
                                                                                    ---------  ---------
Investing Activities
Purchases of marketable securities................................................      (800)    (7,143)
Sales and maturities of marketable securities.....................................     3,300      3,950
Purchases of property and equipment...............................................      (215)      (194)
                                                                                    ---------  ---------
Net cash provided by (used in) investing activities...............................     2,285     (3,387)
                                                                                    ---------  ---------
Financing Activities
Proceeds from the exercise of common stock options................................       592        248
Proceeds from the exercise of warrants assumed in the acquisition of HiNT Corp....        26         --
                                                                                    ---------  ---------
Net cash provided by financing activities.........................................       618        248
                                                                                    ---------  ---------
Effect of exchange rate fluctuations on cash and cash equivalents.................        (4)         1
                                                                                    ---------  ---------
Increase (decrease) in cash and cash equivalents..................................     2,618     (1,138)
Cash and cash equivalents at beginning of year....................................     9,556     10,955
                                                                                    ---------  ---------
Cash and cash equivalents at end of period........................................ $  12,174  $   9,817
                                                                                    =========  =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLX TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, "PLX" or the "Company") as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company's financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

The unaudited condensed consolidated financial statements include all of the accounts of the Company and those of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

Comprehensive Net Income (Loss)

The Company's comprehensive net income (loss) for the three months ended March 31, 2005 and March 31, 2004 was as follows (in thousands):

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                              2005       2004
                                                           ---------  ---------
Net income (loss)........................................      (541)       277
Unrealized gain (loss) on marketable securities, net.....       (28)        28
Cumulative translation adjustments.......................         1          3
                                                           ---------  ---------
Comprehensive net income (loss)..........................      (568)       308
                                                           =========  =========

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R was originally effective for reporting periods beginning after June 15, 2005. On April 14, 2005 the U.S. Securities and Exchange Commission (the "SEC") announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition beginning in the first quarter of 2006. See "Stock-Based Compensation" (Note 2 of the Consolidated Financial Statements) for the pro forma net income (loss) and net income (loss) per share amounts, for the three months ended March 31, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a material impact on our consolidated statements of operations and net income (loss) per share.

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

If compensation expense for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                                         Three Months Ended
                                                                              March 31,
                                                                        --------------------
                                                                           2005       2004
                                                                        ---------  ---------
Net income (loss) as reported......................................... $    (541) $     277
Add: Stock-based compensation included in reported
  net income (loss)...................................................        99         18
Deduct: Stock-based compensation cost under SFAS 123..................    (1,376)    (1,198)
                                                                        ---------  ---------
Pro forma net loss.................................................... $  (1,818) $    (903)
                                                                        =========  =========
Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro
  forma net loss per common share - basic and diluted.................    26,786     23,876

Pro forma net loss per common share - basic and diluted............... $   (0.07) $   (0.04)
                                                                        =========  =========
Reported net income (loss) per common share - basic and diluted....... $   (0.02) $    0.01
                                                                        =========  =========

3. Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories were as follows (in thousands):

                               March 31,    December 31,
                                 2005          2004
                             ------------  ------------
Work in process............ $        703  $      1,083
Finished goods.............        2,455         3,076
                             ------------  ------------
Total...................... $      3,158  $      4,159
                             ============  ============

4. Business Combination

On May 24, 2004, the Company purchased NetChip Technology, Inc., a fabless supplier of high-performance semiconductors based on Universal Serial Bus (USB) and Peripheral Component Interconnect (PCI) standards, for an aggregate purchase price, including acquisition costs, of $22.2 million. The Company acquired NetChip Technology, Inc. in order to expand its position of strength in the market for PCI, PCI-X and PCI Express interconnect chips to include the USB product line, where NetChip offered an industry-leading product line offering high-performance and low-power products for the USB 2.0 market. NetChip also had PCI Express products in development that complemented the Company's PCI Express chips. The combined company provides a wide selection of interconnect chips based on these standards. The transaction was accounted for using purchase accounting. Additional consideration of the Company's common stock with a maximum aggregate value of $10 million may be paid out to the former shareholders of NetChip Technology, Inc. in the event USB products acquired as part of the NetChip Technology, Inc. acquisition meet certain gross profit milestones one year following the close of the transaction. Any additional consideration will become additional goodwill. As of March 31, 2005, former NetChip shareholders are eligible to receive approximately $3.0 million of the Company's common stock. The Company expects the actual amount will exceed $3.0 million as the earn out closing date is May 23, 2005.

Unaudited Pro Forma Financial Results

The unaudited pro forma financial information combines the historical statements of operations of the Company and NetChip Technology, Inc. for the three months ended March 31, 2004 and gives effect to the transactions, including the amortization of other intangible assets and the recognition of deferred compensation, as if they occurred at the beginning of fiscal 2004. The amount of the aggregate purchase price allocated to purchased in-process research and development has been excluded from the pro forma information, as it is a non-recurring item.

The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the date indicated, nor is it necessarily indicative of future operating results of the combined companies and should not be construed as representative of these amounts for any future periods. The following table is in thousands, except per share data:

                                                   Three Months Ended
                                                     March 31, 2004
                                                     -------------
Net revenues.......................................... $  18,133
Net income ........................................... $   1,012
Net income per share - basic ......................... $    0.04
Shared used to compute basic per share amounts........    25,911
Net income per share - diluted ....................... $    0.04
Shared used to compute diluted per share amounts......    27,216

5. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
                                                           2005       2004
                                                        ---------  ---------

Net income (loss)..................................... $    (541) $     277
                                                        ========== ==========

Weighted average shares of common stock
   outstanding........................................    26,786     23,876
                                                        ---------  ---------

Net income (loss) per share - basic................... $   (0.02) $    0.01
                                                        ========== ==========
Shares used in computing basic net income (loss)
   per share..........................................    26,786     23,876
Dilutive effect of stock options......................        --      1,305
                                                        ---------  ---------
Shares used in computing diluted net income
   (loss) per share...................................    26,786     25,181
                                                        ========== ==========
Net income (loss) per share - diluted................. $   (0.02) $    0.01
                                                        ========== ==========

As the Company incurred a loss for the three months ended March 31, 2005, the effect of dilutive securities totaling 4.6 million equivalent shares has been excluded from the computation of diluted loss per share as its impact would be anti-dilutive.

Employee stock options to purchase approximately 3.3 million shares for the three month periods ended March 31, 2004, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

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

Revenues by geographic region based on customer location were as follows (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
                                                           2005       2004
                                                        ---------  ---------
Revenues:
  United States....................................... $   3,656  $   4,174
  Europe .............................................     2,336      2,134
  Asia - excluding China, Singapore and Taiwan........     2,160      1,255
  China...............................................     2,062      1,060
  Singapore...........................................     1,478      1,191
  Taiwan..............................................       910      1,243
  Americas - excluding United States..................       620        585
                                                        ---------  ---------
Total................................................. $  13,222  $  11,642
                                                        =========  =========

For the three months ended March 31, 2005, one distributor accounted for 25% of net revenues. For the same period in 2004, the same distributor accounted for 12% of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

7. Income Taxes

Income tax expense of $11,000 was recorded for the three month period ended March 31, 2005, compared to income tax expense of $172,000 for the same period in 2004. Income tax expense for the three months ended March 31, 2005 was primarily due to miscellaneous state income taxes payable and foreign income taxes currently payable. For the same period in 2004, the provision for income taxes related to projected federal, state and foreign taxes payable pertaining to that quarter. The current expense differs from the expected provision derived by applying the applicable U.S. federal statutory rate to the income (loss) from operations primarily due to nondeductible acquisition-related items and a change in the valuation allowance.

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

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

In May 2003, we acquired HiNT Corp. which markets and sells PCI and PCI-X Bridge products into a variety of applications including networking and telecommunications, personal computer peripheral, imaging, industrial and other embedded applications. Beginning with the quarter ended June 30, 2003, our operating results include results of HiNT Corp. and its products.

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

                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
                                                           2005       2004
                                                        ---------  ---------
Net revenues..........................................     100.0%    100.0%
Cost of revenues......................................      36.7       27.7
                                                        ---------  ---------
Gross margin..........................................      63.3       72.3
                                                        ---------  ---------
Operating expenses:
  Research and development............................      31.1       34.8
  Selling, general and administrative.................      33.5       31.6
  Amortization of purchased intangible assets.........       3.9        2.6
                                                        ---------  ---------
Total operating expenses..............................      68.5       69.0
                                                        ---------  ---------
Income (loss) from operations.........................      (5.2)       3.3
Interest income and other, net........................       1.2        0.6
                                                        ---------  ---------
Income (loss) before provision for income taxes.......      (4.0)       3.9
Provision for income taxes............................       0.1        1.5
                                                        ---------  ---------
Net income (loss).....................................      (4.1)%      2.4%
                                                        =========  =========

Net Revenues

Net revenues consist of product revenues generated principally by sales of our semiconductor devices. Net revenues for the three months ended March 31, 2005 were $13.2 million, an increase of 13.6% from $11.6 million for the three months ended March 31, 2004. The increase was primarily due to sales of our USB products acquired as part of the NetChip Technology, Inc. acquisition which was completed in May 2004 and sales of our next generation PCI Express products as a result of the general market adoption of the PCI Express standard. For the three months ended March 31, 2005, USB product sales accounted for approximately 14.1% of our total net revenues.  Our USB products are characterized by relatively fast customer design cycles, relatively fast product ramps and relatively short customer product life cycles. These factors may result in a greater degree of revenue fluctuation from USB products as compared to our PCI business.

For the three months ended March 31, 2005, one distributor accounted for 25% of net revenues. For the same period in 2004, the same distributor accounted for 12% of net revenues. For both of these periods, no other individual distributor or direct customer represented greater than 10% of net revenues.

Customer demand for semiconductors can change quickly and unexpectedly.  Our revenue levels have been highly dependent on the amount of new orders that are received for products to be delivered to the customer within the same quarter, also called "turns fill" orders.  Because of the long cycle time to build our products, our lack of visibility into demand when turns fill is high makes it difficult to predict what product to build to match future demand.  We believe the current high turns fill requirements will continue until lead times substantially increase and order backlog grows.  However, the sustainability of improved customer demand is uncertain and highly dependent on economic conditions.  The high turns fill requirement together with the uncertainty of product mix and pricing, makes it difficult to predict future levels of sales and profitability and may require us to carry higher levels of inventory.

Gross Margin

Gross margin represents net revenues less the cost of revenues. Cost of revenues includes the cost of (1) purchasing semiconductor devices from our independent foundries, (2) package, assembly and test services from our independent foundries and assembly and test contractors and (3) our operating costs associated with the procurement, storage, and shipment of products.

Gross margin for the three months ended March 31, 2005 was 63.3%, a decrease of 9.0% from 72.3% for the same period in 2004. Excluding benefits from selling previously written-down inventory of approximately $0.1 million for the three months ended March 31, 2004, gross margin for the period was 71.5%. The decrease in gross margin for the three months ended March 31, 2005 when compared to the same period in 2004 was primarily due to higher unit shipments of our USB products that have lower margins compared to our PCI products. The USB product line was acquired pursuant to our acquisition of NetChip, which was completed in May 2004.

Future gross profit and gross margin are highly dependent on the product and customer mix of net revenues. Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development Expenses

Research and development (R&D) expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and engineering tooling costs at our independent foundries and deferred compensation are included in research and development expenses.

R&D as a percentage of net revenues decreased to 31.1% for the three months ended March 31, 2005, as compared to 34.8% for the same period in 2004. The percentage decrease is due primarily to revenues increasing at a higher rate than costs. In absolute dollars, R&D expenses remained relatively flat at $4.1 million for the three months ended March 31, 2005 as compared to the same period in 2004. Excluding deferred compensation amortization of $0.1 million and $9,000 for the three months ended March 31, 2005 and 2004, respectively, R&D remained relatively flat at $4.0 million for the three months ended March 31, 2005 and 2004. While total R&D expenses remained flat, compensation and benefit expenses for the three months ended March 31, 2005 increased by $0.4 million as compared with the same period in 2004 as a result of the NetChip acquisition. Such increases were fully offset by decreases in engineering tools expense of $0.2 million and outside engineering consulting services of $0.2 million.

We expect research and development expenses in absolute dollars to likely increase in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist primarily of employee-related expenses, professional fees, trade show and other promotional expenses, and sales commissions to manufacturers' representatives.

SG&A as a percentage of net revenues increased to 33.5% for the three months ended March 31, 2005, as compared to 31.6% for the same period in 2004. In absolute dollars, SG&A expenses increased by $0.7 million or 20.3% to $4.4 million for the three months ended March 31, 2005 from $3.7 million for the same period in 2004. The increase in SG&A was due primarily to higher compensation and benefit expenses of $0.5 million resulting partly from higher headcount in connection with the NetChip acquisition and higher consulting and professional fees of $0.1 million resulting mainly from our 2004 year-end Sarbanes Oxley compliance effort.

We expect selling, general and administrative expense in absolute dollars to likely increase in future periods.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets for the three months ended March 31, 2005 was $0.5 million, an increase of $0.2 million from $0.3 million for the three months ended March 31, 2004. The increase was due primarily to additional amortization expense from developed/core technology and customer base acquired as a result of the NetChip Technology, Inc. acquisition in May 2004 (see Note 4 to the condensed consolidated financial statements).

Deferred Compensation

We recorded deferred compensation of $0.9 million related to unvested stock options assumed in connection with the acquisition of NetChip Technology, Inc. in May 2004. The amount of deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable stock grants, generally three years.

Amortization of deferred compensation increased by $81,000 to $0.1 million for the three months ended March 31, 2005 from $18,000 from the same period in 2004. The increase was primarily the result of additional deferred compensation recorded from the NetChip Technology, Inc. acquisition in 2004. Substantially all of these amounts are recorded in research and development expenses.

Interest Income and Other, Net

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term marketable securities balances. Interest income and other increased by $0.1 million to $0.2 million for the three months ended March 31, 2005 from $0.1 million from the same period in 2004. The increase was primarily due to higher interest received on short and long term marketable securities.

Provision for Income Taxes

Income tax expense of $11,000 was recorded for the three month period ended March 31, 2005, compared to income tax expense of $172,000 for the same period in 2004. Income tax expense for the three months ended March 31, 2005 was primarily due to miscellaneous state income taxes payable and foreign income taxes currently payable. For the same period in 2004, the provision for income taxes related to projected federal, state and foreign taxes payable pertaining to that quarter. The current expense differs from the expected provision derived by applying the applicable U.S. federal statutory rate to the income (loss) from operations primarily due to nondeductible acquisition-related items and a change in the valuation allowance.

Deferred tax assets are recognized when there is sufficient evidence that it is more likely than not that such deferred tax assets will be realized. The Company has determined that such evidence does not currently exist. Therefore, a full valuation allowance has been established to reserve the Company's net deferred tax asset.

Liquidity and Capital Resources

Cash and cash equivalents and short and long-term marketable securities remained relatively flat at $30.3 million at March 31, 2005 as compared to December 31, 2004. The March 31, 2005 balance remained flat primarily as a result of: (1) net losses of $0.5 million adjusted for non-cash expenses of $1.2 million, (2) decreases in inventory of $1.0 million, and (3) cash received of $0.6 million from the exercise of stock options. These cash inflows were offset by (1) increases in accounts receivable of $1.2 million, (2) decreases in accounts payable and accrued expenses of $0.3 million and $0.3 million, respectively, and (3) capital expenditures of $0.2 million.

Additional consideration of our common stock with a maximum aggregate value of $10 million may be paid out to the former shareholders of NetChip Technology, Inc. in the event USB products acquired as part of the NetChip Technology, Inc. acquisition meet certain gross profit milestones one year following the May 2004 closing of the transaction. As of March 31, 2005, former NetChip shareholders are eligible to receive approximately $3.0 million of the Company's common stock. We expect the actual amount will exceed $3.0 million as the earn out closing date is May 23, 2005.

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock.  At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.  We did not repurchase any shares during the three month period ended March 31, 2005.

As of March 31, 2005, non-cancelable inventory purchase commitments were $2.9 million as compared with $3.0 million at December 31, 2004. There were no other significant changes in contractual obligations or commercial commitments outstanding.

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

Inventory Write-downs. We evaluate the need for potential write-downs for inventory by considering a combination of factors. Based on the life of the product, sales history, obsolescence, and sales forecast, we may record write-downs to our inventory ranging from 0% to 100%. Any adverse changes to our future product demand may result in increased write-downs, resulting in decreased gross margin. In addition, future sales on any of our previously written down inventory may result in increased gross margin in the period of sale.

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

Goodwill.  We perform goodwill impairment tests on an annual basis and between annual tests if indicators of potential impairment exist. Although at March 31, 2005, no impairment of goodwill has been recognized, it is reasonably possible that assumptions upon which the recoverability of goodwill were based could differ in the future. In that event, impairment charges could be required.

Taxes. We account for income taxes using the liability method. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of March 31, 2005, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

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

Because A Substantial Portion Of Our Net Sales Is Generated By A Small
Number Of Large Customers, If Any Of These Customers Delays Or Reduces Its
Orders, Our Net Revenues And Earnings Will Be Harmed

Historically, a relatively small number of customers have
accounted for a significant portion of our net revenues in any particular period.  For the three months ended March 31, 2005, one distributor accounted for 25% of net revenues. For the same period in 2004, the same distributor accounted for 12% of net revenues. No other individual direct customer or distributor represented greater than 10% of net revenues.

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
Therefore, we are referred to in the semiconductor industry as a
"fabless" producer of semiconductors.  Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications.  We currently have third party manufacturers principally located in Japan, Taiwan and Malaysia, that can produce semiconductors which meet our needs.  However, as the semiconductor industry continues to progress towards smaller manufacturing and design geometries, the complexities of producing semiconductors will increase.  Decreasing geometries may introduce new problems and delays that may affect product development and deliveries.  Due to the nature of the semiconductor industry and our status as a "fabless"
semiconductor company, we could encounter fabrication-related problems that may affect the availability of our semiconductor devices, delay our shipments or may increase our costs.

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

In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions.  Also, we will compete with established embedded microprocessor companies and others.  Many of these indirect competitors and microprocessor companies have significantly greater financial, technical, marketing and other resources than PLX.  Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business.  See
"Business -- Competition," and " -- Products" in Part I of
Item I of our Form 10-K for the year ended December 31, 2004.

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

Lower Demand For Our Customers' Products Will Result In
Lower Demand For Our Products

Demand for our products depends in large part on the
development and expansion of the high-performance microprocessor-based systems markets including networking and telecommunications, enterprise storage, imaging and industrial applications.  The size and rate of growth of these microprocessor-based systems markets may in the future fluctuate significantly based on numerous factors.  These factors include the adoption of alternative technologies, capital spending levels and general economic conditions.  Demand for products that incorporate high-performance microprocessor-based systems may not grow.

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

A Large Portion Of Our Revenues Is Derived From Sales To
Third-Party Distributors Who May Terminate Their Relationships With Us At Any
Time

We depend on distributors to sell a significant portion of
our products.  For the three months ended March 31, 2005 and 2004, net revenues through distributors accounted for approximately 60% and 53%, respectively, of our net revenues.  Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.
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

The Demand For Our Products Depends Upon Our Ability To
Support Evolving Industry Standards

A majority of our revenues are derived from sales of
products, which rely on the PCI, PCI-X, USB and limited sales of PCI Express standards.  If markets move away from these standards and begin using new standards, we may not be able to successfully design and manufacture new products that use these new standards.  There is also the risk that new products we develop in response to new standards may not be accepted in the market.  In addition, these standards are continuously evolving, and we may not be able to modify our products to address new specifications.  Any of these events would have a material adverse effect on our business.

The Successful Marketing And Sales Of Our Products Depend
Upon Our Third Party Relationships, Which Are Not Supported By Written
Agreements

When marketing and selling our semiconductor devices, we
believe we enjoy a competitive advantage based on the availability of development tools offered by third parties.  These development tools are used principally for the design of other parts of the microprocessor-based system but also work with our products.  We will lose this advantage if these third party tool vendors cease to provide these tools for existing products or do not offer them for our future products.  This event could have a material adverse effect on our business.  We have no written agreements with these third parties, and these parties could choose to stop providing these tools at any time.

Our Limited Ability To Protect Our Intellectual Property
And Proprietary Rights Could Adversely Affect Our Competitive Position

Our future success and competitive position depend upon
our ability to obtain and maintain proprietary technology used in our principal products.  Currently, we have limited protection of our intellectual property in the form of patents and rely instead on trade secret protection.  Our existing or future patents may be invalidated, circumvented, challenged or licensed to others.  The rights granted there under may not provide competitive advantages to us.  In addition, our future patent applications may not be issued with the scope of the claims sought by us, if at all.  Furthermore, others may develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents owned or licensed by us.  In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in foreign countries where we may need protection.  We cannot be sure that steps taken by us to protect our technology will prevent misappropriation of the technology.

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

Because We Sell Our Products To Customers Outside Of North
America And Because Our Products Are Incorporated With Products Of Others That
Are Sold Outside Of North America We Face Foreign Business, Political And
Economic Risks

Sales outside of North America accounted for approximately
68% of our revenues for the three months ended March 31, 2005.  In 2004, 2003, and 2002, sales outside of North America accounted for approximately 68%, 63%, and 58% of our revenues, respectively.  Sales outside of North America may fluctuate in future periods and may continue to account for a large portion of our revenues.  In addition, equipment manufacturers who incorporate our products into their products sell their products outside of North America, thereby exposing us indirectly to foreign risks.  Further, most of our semiconductor products are manufactured outside of North America.  Accordingly, we are subject to international risks, including:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio comprised of fixed income
securities, including amounts classified as cash equivalents, short-term and long-term investments.  Our investment portfolio totaled $28.6 million at March
31, 2005.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

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

Based on their evaluation as of March 31, 2005, our Chief
Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this
Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

(b) Changes in internal controls.

There has been no significant change in our internal
control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

The Company was not required to report the information
pursuant to Items 1 through 6 of Part II of Form 10-Q except as follows.

ITEM 6.  EXHIBITS

 Exhibit
Number

Description

10.1*

 PLX Technology, Inc. 2005 Bonus and Deferred
Compensation Plan, attached as Exhibit 10.1 to our Form 8-K, filed April 13,
2005 and incorporated herein by reference.

31.1

 Certification of Chief Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

 Certification of Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

 Certification of Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United
States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002.

32.2

 Certification of Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United
States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002.

*

 Management contract or compensatory plan or
arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act
of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 PLX TECHNOLOGY, INC.

Date: May 4, 2005

 By  /s/     Rafael Torres

  Rafael Torres

  Vice President, Finance and

   Chief Financial Officer

  (Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

 Exhibit
Number

Description

10.1*

 PLX Technology, Inc. 2005 Bonus and Deferred
Compensation Plan, attached as Exhibit 10.1 to our Form 8-K, filed April 13,
2005 and incorporated herein by reference.

31.1

 Certification of Chief Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

 Certification of Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

 Certification of Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United
States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002.

32.2

 Certification of Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United
States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002.

*

 Management contract or compensatory plan or
arrangement.