Form 10-Q
period 2005-06-30
PLX TECHNOLOGY INC
filed 2005-08-05
CIK 850579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ]    NO [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [ X ]     NO [     ]

As of August 2, 2005, there were 27,483,032 shares of common stock, par value $0.001 per share, outstanding.

PLX Technology, Inc.
Index To
Report on Form 10-Q
For Quarter Ended June 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                       June 30,    December 31,
                                                         2005          2004 (1)
                                                     ------------  ------------
                                                      (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents........................ $     19,047  $      9,556
  Short-term marketable securities.................       13,377        10,565
  Accounts receivable, net.........................        5,470         5,084
  Inventories......................................        2,522         4,159
  Other current assets.............................        1,582         2,058
                                                     ------------  ------------
Total current assets...............................       41,998        31,422
Property and equipment, net........................       30,177        30,860
Long-term marketable securities....................           --        10,155
Goodwill...........................................       36,085        30,965
Other purchased intangible assets..................        5,968         6,991
Other assets.......................................          420            80
                                                     ------------  ------------
Total assets.......................................      114,648  $    110,473
                                                     ============  ============
LIABILITIES
Current liabilities:
  Accounts payable................................. $      3,095  $      3,627
  Accrued compensation and benefits................        1,698         1,813
  Deferred revenues................................        1,486         1,310
  Accrued commissions..............................          314           300
  Other accrued expenses...........................        1,232         1,264
                                                     ------------  ------------
Total current liabilities..........................        7,825         8,314
                                                     ------------  ------------
Commitments
STOCKHOLDERS' EQUITY
  Common stock, par value..........................           27            27
  Additional paid-in capital.......................      117,516       111,739
  Deferred compensation............................         (263)         (406)
  Accumulated other comprehensive loss.............         (194)         (211)
  Accumulated deficit..............................      (10,263)       (8,990)
                                                     ------------  ------------
Total stockholders' equity.........................      106,823       102,159
                                                     ------------  ------------
Total liabilities and stockholders' equity......... $    114,648  $    110,473
                                                     ============  ============

(1) Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

                                                                  Three Months Ended      Six Months Ended
                                                                        June 30,              June 30,
                                                                 --------------------  --------------------
                                                                   2005       2004       2005       2004
                                                                 ---------  ---------  ---------  ---------
Net revenues................................................... $  13,185  $  14,016  $  26,407  $  25,658
Cost of revenues...............................................     4,900      4,925      9,757      8,154
                                                                 ---------  ---------  ---------  ---------
Gross margin...................................................     8,285      9,091     16,650     17,504
                                                                 ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.....................................     4,665      4,394      8,777      8,451
  Selling, general and administrative..........................     4,021      3,768      8,447      7,446
  Amortization of purchased intangible assets..................       512        442      1,024        739
                                                                 ---------  ---------  ---------  ---------
Total operating expenses.......................................     9,198      9,727     18,248     17,759
                                                                 ---------  ---------  ---------  ---------
Loss from operations...........................................      (913)      (636)    (1,598)      (255)
Interest income and other, net.................................       185         99        340        167
                                                                 ---------  ---------  ---------  ---------
Loss before provision for income taxes.........................      (728)      (537)    (1,258)       (88)
Provision for income taxes.....................................         4         --         15        172
                                                                 ---------  ---------  ---------  ---------
Net loss....................................................... $    (732) $    (537) $  (1,273) $    (260)
                                                                 =========  =========  =========  =========

Basic and diluted net loss per share........................... $   (0.03) $   (0.02) $   (0.05) $   (0.01)
                                                                 =========  =========  =========  =========
Shares used to compute basic and diluted per share amounts.....    26,932     24,850     26,857     24,363
                                                                 =========  =========  =========  =========

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

                                                                                                      Six Months Ended
                                                                                                      June 30,
                                                                                                      --------------------
                                                                                                        2005       2004
                                                                                                      ---------  ---------
Cash flows from operating activities
Net loss............................................................................................ $  (1,273) $    (260)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Depreciation......................................................................................     1,069      1,116
  Amortization of deferred compensation.............................................................       132         46
  Amortization of purchased intangible assets.......................................................     1,024        739
  In process research and development...............................................................        --      1,123
  Other non-cash items..............................................................................        97         57
  Changes in operating assets and liabilities:
    Accounts receivable.............................................................................      (386)       373
    Inventories.....................................................................................     1,637     (1,100)
    Other current assets............................................................................       476         69
    Other assets....................................................................................      (340)        57
    Accounts payable................................................................................      (532)     1,144
    Accrued compensation and benefits...............................................................       (94)       376
    Deferred revenues...............................................................................       176        298
    Other accrued expenses..........................................................................       (28)       719
                                                                                                      ---------  ---------
Net cash provided by operating activities...........................................................     1,958      4,757
                                                                                                      ---------  ---------
Investing Activities
Cash acquired from the acquisition of NetChip Technology, Inc.......................................        --      2,821
Purchases of marketable securities..................................................................      (800)   (15,751)
Sales and maturities of marketable securities.......................................................     8,075      3,000
Purchases of property and equipment.................................................................      (391)      (455)
                                                                                                      ---------  ---------
Net cash provided by (used in) investing activities.................................................     6,884    (10,385)
                                                                                                      ---------  ---------
Financing Activities
Proceeds from the exercise of common stock options..................................................       643      1,314
Proceeds from the exercise of warrants assumed in the acquisition of HiNT Corporation...............        26         --
Repurchases of common stock.........................................................................        --         --
Repayment of stockholders notes receivable..........................................................        --         70
                                                                                                      ---------  ---------
Net cash provided by financing activities...........................................................       669      1,384
                                                                                                      ---------  ---------
Effect of exchange rate fluctuations on cash and cash equivalents...................................       (20)        (1)
                                                                                                      ---------  ---------
Increase (decrease) in cash and cash equivalents....................................................     9,491     (4,245)
Cash and cash equivalents at beginning of year......................................................     9,556     10,955
                                                                                                      ---------  ---------
Cash and cash equivalents at end of period.......................................................... $  19,047  $   6,710
                                                                                                      =========  =========
Non-cash investing and financing activities:
Common stock issued for the acquisition of NetChip Technology, Inc.................................. $   5,120  $      --

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, "PLX" or the "Company") as of June 30, 2005 and for the three and six-month periods ended June 30, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company's financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Comprehensive Net Loss

The Company's comprehensive net loss for the three and six months ended June 30, 2005 and June 30, 2004 was as follows (in thousands):

                                                            Three Months Ended      Six Months Ended
                                                                  June 30,              June 30,
                                                           --------------------  --------------------
                                                              2005       2004       2005       2004
                                                           ---------  ---------  ---------  ---------
Net loss.................................................      (732)      (537)    (1,273)      (260)
Unrealized gain (loss) on marketable securities, net.....        52       (201)        24       (172)
Cumulative translation adjustments.......................        (8)         4         (7)         6
                                                           ---------  ---------  ---------  ---------
Comprehensive net loss...................................      (688)      (734)    (1,256)      (426)
                                                           =========  =========  =========  =========

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R was originally effective for reporting periods beginning after June 15, 2005. On April 14, 2005 the U.S. Securities and Exchange Commission (the "SEC") announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition beginning in the first quarter of 2006. See "Stock-Based Compensation" (Note 2 of the Consolidated Financial Statements) for the pro forma net loss and net loss per share amounts, for the three and six months ended June 30, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a material impact on our consolidated statements of operations and net income (loss) per share.

2. Stock Based Compensation

The Company has elected to follow the intrinsic value method under APB Opinion No. 25 and related interpretations in accounting for its stock options and grants as permitted by Statement of Financial Accounting Standards (SFAS) No. 123. SFAS No. 123 requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair value-based method and the recording of such expense in our consolidated statements of operations. Using the intrinsic value method under APB Opinion No. 25, if the exercise price of the Company's stock grants and options equals the deemed fair value of the underlying stock on the date of grant, no compensation expense is recognized.

If compensation expense for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                                Three Months Ended      Six Months Ended
                                                                      June 30,              June 30,
                                                               --------------------  --------------------
                                                                  2005       2004       2005       2004
                                                               ---------  ---------  ---------  ---------
Net loss as reported......................................... $    (732) $    (537) $  (1,273) $    (260)
Add: Stock-based compensation included in reported
  net loss...................................................        33         28        132         46
Deduct: Stock-based compensation cost under SFAS 123.........    (1,371)    (1,681)    (2,747)    (2,879)
                                                               ---------  ---------  ---------  ---------
Pro forma net loss........................................... $  (2,070) $  (2,190) $  (3,888) $  (3,093)
                                                               =========  =========  =========  =========
Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro
  forma net loss per common share - basic and diluted........    26,932     24,850     26,857     24,363

Pro forma net loss per common share - basic and diluted...... $   (0.08) $   (0.09) $   (0.14) $   (0.13)
                                                               =========  =========  =========  =========
Reported net loss per common share - basic and diluted....... $   (0.03) $   (0.02) $   (0.05) $   (0.01)
                                                               =========  =========  =========  =========

3. Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories were as follows (in thousands):

                               June 30,    December 31,
                                 2005          2004
                             ------------  ------------
Work in process............ $        730  $      1,083
Finished goods.............        1,792         3,076
                             ------------  ------------
Total...................... $      2,522  $      4,159
                             ============  ============

4. Business Combination

On May 24, 2004, the Company purchased NetChip Technology, Inc., a fabless supplier of high-performance semiconductors based on Universal Serial Bus (USB) and Peripheral Component Interconnect (PCI) standards, for an aggregate purchase price, including acquisition costs, of $22.2 million. The transaction was accounted for using purchase accounting. The Company acquired NetChip Technology, Inc. in order to expand its position of strength in the market for PCI, PCI-X and PCI Express interconnect chips to include the USB product line, where NetChip offered an industry-leading product line offering high-performance and low-power products for the USB 2.0 market. NetChip also had PCI Express products in development that complemented the Company's PCI Express chips. The combined company provides a wide selection of interconnect chips based on these standards. In addition, the Company was required to issue to the selling shareholder shares calculated based on agreed milestones. On June 20, 2005, the purchased entity partially met its targets and the Company issued 554,306 shares of the Company's common stock valued at approximately $5.1 million to the former Netchip shareholders. This represents the final distribution relating to certain USB gross profit milestones. This additional purchase consideration was recorded as goodwill during the three months ended June 30, 2005.

5. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

                                                Three Months Ended      Six Months Ended
                                                      June 30,              June 30,
                                               --------------------  --------------------
                                                  2005       2004       2005       2004
                                               ---------  ---------  ---------  ---------

Net loss..................................... $    (732) $    (537) $  (1,273) $    (260)
                                               ========== ========== ========== ==========

Weighted average shares of common stock
   outstanding...............................    26,932     24,850     26,857     24,363
                                               ---------  ---------  ---------  ---------

Net loss per share - basic and diluted....... $   (0.03) $   (0.02) $   (0.05) $   (0.01)
                                               ========== ========== ========== ==========

The Company incurred a loss for the three and six month periods ended June 30, 2005 and 2004. Therefore, the effect of dilutive securities of approximately 4.7 million equivalent shares for each of the periods ending June 30, 2005 and 2004, have been excluded from the computation of diluted loss per share as their impact would be anti-dilutive. Dilutive securities include only stock options.

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

Revenues by geographic region based on customer location were as follows (in thousands):

                                                          Three Months Ended      Six Months Ended
                                                                June 30,              June 30,
                                                         --------------------  --------------------
                                                            2005       2004       2005       2004
                                                         ---------  ---------  ---------  ---------
Revenues:
  United States........................................ $   3,631  $   4,244  $   7,287  $   8,417
  Asia - excluding China, Singapore, and Taiwan........     2,190      2,811      4,350      4,066
  China................................................     1,980        989      4,042      2,049
  Europe ..............................................     1,907      2,504      4,243      4,639
  Singapore............................................     1,587      1,331      3,065      2,522
  Taiwan...............................................     1,253      1,699      2,163      2,942
  Americas - excluding United States...................       637        438      1,257      1,023
                                                         ---------  ---------  ---------  ---------
Total.................................................. $  13,185  $  14,016  $  26,407  $  25,658
                                                         =========  =========  =========  =========

For the three months ended June 30, 2005 and 2004, 26% and 10%, respectively, of net revenues were derived from sales to the same distributor. For the six months ended June 30, 2005 and 2004, 25% and 11%, respectively, of net revenues were derived from sales to the same distributor. As of June 30, 2005 and 2004, this distributor accounted for 26% and 6%, respectively, of the total accounts receivable balance. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

7. Income Taxes

Income tax expense of $15,000 was recorded for the six month period ended June 30, 2005, compared to income tax expense of $0.2 million for the same period in 2004. Income tax expense for the six months ended June 30, 2005 was primarily due to miscellaneous state income taxes payable and foreign income taxes currently payable. For the same period in 2004, the provision for income taxes related to projected federal, state and foreign taxes payable pertaining to that quarter. The current expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to nondeductible acquisition-related items and a change in the valuation allowance related to deferred tax assets.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward- looking statements also include statements regarding our future gross margin, our future research and development expenses, our future selling, general and administrative expenses, our future deferred compensation expenses, our ability to meet our capital requirements for the next twelve months and our future capital requirements. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ include unexpected changes in the mix of our product sales, unexpected pricing pressures, or unexpected capital requirements that may arise due to other possible acquisitions. Actual results could also differ for the reasons noted under the sub-heading "Factors That May Affect Future Operating Results" and in other sections of this report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward- looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

OVERVIEW

PLX was founded in 1986, and between 1994 and 2002 we focused on the development of I/O interface semiconductors and related software and development tools that are used in systems incorporating the PCI standard. In 1994 and 1995, a significant portion of our revenues were derived from the sale of semiconductor devices that perform similar functions as our current products, except they were based on a variety of industry standards. Our revenues since 1996 have been derived predominantly from the sale of semiconductor devices based on the PCI standard to a large number of customers in a variety of applications including networking and telecommunications, enterprise storage, imaging, industrial and other embedded applications as well as in related adapter cards. In 2002, we shifted the majority of our development efforts to PCI Express. In September 2004, we began shipping products based on the PCI Express standard for next-generation systems. We generate less than 2% of our revenues from sales of our software and development tools.

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

We rely on a combination of direct sales personnel and distributors and manufacturers' representatives throughout the world to sell a significant portion of our products. We pay manufacturers' representatives a commission on sales while we sell products to distributors at a discount from the selling price. We recognize revenue at the time of title passage which is generally upon shipment. A majority of our sales is made though our distributors. Recognition of sales to distributors, including international distributors, is deferred until the product is resold by the distributors to their customers. In order to identify amounts sold through by our distributors, we obtain from our distributors period-ending inventory balances held by our distributors. See "Certain Factors That May Affect Future Operating Results -- A Large Portion of Our Revenues Is Derived From Sales to Third-Party Distributors Who May Terminate Their Relationships with Us at Any Time."

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

RESULTS OF OPERATIONS

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

                                                                  Three Months Ended      Six Months Ended
                                                                        June 30,              June 30,
                                                                 --------------------  --------------------
                                                                    2005       2004       2005       2004
                                                                 ---------  ---------  ---------  ---------
Net revenues...................................................     100.0%    100.0%    100.0%    100.0%
Cost of revenues...............................................      37.2       35.1       36.9       31.8
                                                                 ---------  ---------  ---------  ---------
Gross margin...................................................      62.8       64.9       63.1       68.2
                                                                 ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.....................................      35.4       31.3       33.2       32.9
  Selling, general and administrative..........................      30.5       26.9       32.0       29.0
  Amortization of purchased intangible assets..................       3.9        3.2        3.9        2.9
                                                                 ---------  ---------  ---------  ---------
Total operating expenses.......................................      69.8       69.4       69.1       69.2
                                                                 ---------  ---------  ---------  ---------
Loss from operations...........................................      (7.0)      (4.5)      (6.0)      (1.0)
Interest income and other, net.................................       1.4        0.7        1.3        0.7
                                                                 ---------  ---------  ---------  ---------
Loss before provision for income taxes.........................      (5.6)      (3.8)      (4.7)      (0.3)
Provision for income taxes.....................................        --         --        0.1        0.7
                                                                 ---------  ---------  ---------  ---------
Net loss.......................................................      (5.6)%     (3.8)%     (4.8)%     (1.0)%
                                                                 =========  =========  =========  =========

Net Revenues

Net revenues consist of product revenues generated principally by sales of our semiconductor devices. Net revenues for the three months ended June 30, 2005 were $13.2 million, a decrease of 5.9% from $14.0 million for the three months ended June 30, 2004. The decrease was primarily due to lower unit shipments of our PCI I/O devices and USB products partially offset by an increase in sales of our next generation PCI Express products as a result of the general market adoption of the PCI Express standard. For the three months ended June 30, 2005, software, development tools and product sales of our PCI I/O devices, USB and PCI Express products accounted for 79.9%, 15.6% and 4.5%, respectively, of our total net revenues. For the three months ended June 30, 2004, software, development tools and product sales of our PCI I/O devices and USB products accounted for 83.5% and 16.5%, respectively, of our total net revenues.

For the three months ended June 30, 2005 and 2004, 26% and 10%, respectively, of our net revenues were derived from sales to the same distributor. No other individual direct customer or distributor represented greater than 10% of net revenues.

Net revenues for the six months ended June 30, 2005 were $26.4 million, an increase of 2.9% from $25.7 million for the six months ended June 30, 2004. The increase was primarily due to higher unit shipments of our USB products acquired as part of the NetChip Technology, Inc. acquisition which was completed in May 2004 and sales of our next generation PCI Express products as a result of the general market adoption of the PCI Express standard, which factors were partially offset by lower unit shipments of our PCI I/O devices. For the six months ended June 30, 2005, software, development tools and product sales of our PCI I/O devices, USB and PCI Express products accounted for 81.8%, 14.8% and 3.4%, respectively, of our total net revenues. For the six months ended June 30, 2004, software, development tools and product sales of our PCI I/O devices and USB products accounted for 91.0% and 9.0%, respectively, of our total net revenues.

For the six months ended June 30, 2005 and 2004, 25% and 11%, respectively, of our net revenues were derived from sales to the same distributor. No other individual direct customer or distributor represented greater than 10% of net revenues.

Customer demand for semiconductors can change quickly and unexpectedly.  Our revenue levels have been highly dependent on the amount of new orders that are received for products to be delivered to the customer within the same quarter, also called "turns fill" orders.  Because of the long cycle time to build our products and our lack of visibility into demand when turns fill orders are high, it is difficult to predict which products to build to match future demand.  We believe the current high turns fill requirements will continue until lead times substantially increase and order backlog grows.  However, the sustainability of improved customer demand is uncertain and highly dependent on economic conditions.  The current high turns fill orders requirement together with the uncertainty of product mix and pricing, makes it difficult to predict future levels of sales and profitability and may require us to carry higher levels of inventory.

Gross Margin

Gross margin represents net revenues less the cost of revenues. Cost of revenues includes the cost of (1) purchasing semiconductor devices from our independent foundries, (2) package, assembly and test services from our independent foundries and assembly and test contractors and (3) our operating costs associated with the procurement, storage, and shipment of products as allocated to production.

Gross margin for the three months ended June 30, 2005 was 62.8%, a decrease of 2.1% from 64.9% for the same period in 2004. The decrease in gross margin for the three months ended June 30, 2005 when compared to the same period in 2004 was primarily due to shifts in our product and customer mix.

Gross margin for the six months ended June 30, 2005 was 63.1%, a decrease of 5.1% from 68.2% for the same period in 2004. The decrease in gross margin for the six months ended June 30, 2005 when compared to the same period in 2004 was primarily due to higher unit shipments of our USB products that have lower margins compared to our PCI I/O devices. The USB product line was acquired pursuant to our acquisition of NetChip, which was completed in May 2004.

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

R&D as a percentage of net revenues increased to 35.4% for the three months ended June 30, 2005, as compared to 31.3% for the same period in 2004. The percentage increase is due primarily to cost increasing at a higher rate than revenues. In absolute dollars, R&D expenses increased by $0.3 million or 6.2% to $4.7 million for the three months ended June 30, 2005 from $4.4 million for the same period in 2004. The increase in R&D was due to (1) higher compensation and benefit expenses of $0.2 million resulting partly from the inclusion of a full quarter's worth of NetChip related expenses, (2) increased employee expenses of $0.1 million, (3) increased professional fee expenses of $0.1 million and (4) increased equipment and software service expenses of $0.1 million. Such increases were partially offset by decreases in engineering expenses of $0.1 million and decreases in office lease expenses of $0.1 million due to the termination of a lease acquired as part of the HiNT Corp. acquisition.

R&D as a percentage of net revenues increased to 33.2% for the six months ended June 30, 2005, as compared to 32.9% for the same period in 2004. The percentage increase is due primarily to cost increasing at a higher rate than revenues. In absolute dollars, R&D expenses increased by $0.3 million or 3.9% to $8.8 million for the six months ended June 30, 2005 from $8.5 million for the same period in 2004. The increase in R&D was due to (1) higher compensation and benefit expenses of $0.5 million resulting partly from the inclusion of a full six month's worth of NetChip related expenses, (2) increased employee expenses of $0.2 million and (3) increased equipment and software service expenses of $0.2 million. Such increases were partially offset by decreases in engineering expenses and professional fee expenses of $0.3 million and $0.1 million, respectively, and decreases in office lease expenses of $0.2 million due to the termination of a lease acquired as part of the HiNT Corp. acquisition.

We expect research and development expenses in absolute dollars to likely increase in the third quarter due to mask charges and other variable external engineering expenses related to PCI Express chips.  Assuming that most of the added external engineering expenses for these tape- outs occur in the third quarter, we expect research and development expenses to decline in the subsequent quarters.  The actual timing of the expenses will depend on the timing of actual mask and prototype fabrication.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist primarily of employee-related expenses, professional fees, trade show and other promotional expenses, and sales commissions to manufacturers' representatives.

SG&A as a percentage of net revenues increased to 30.5% for the three months ended June 30, 2005, as compared to 26.9% for the same period in 2004. The percentage increase is due primarily to cost increasing at a higher rate than revenues. In absolute dollars, SG&A expenses increased by $0.2 million or 6.7% to $4.0 million for the three months ended June 30, 2005 from $3.8 million for the same period in 2004. The increase in SG&A was due primarily to higher compensation and benefit expenses of $0.3 million resulting partly from the inclusion of a full quarter's worth of NetChip related expenses. This increase was partially offset by a decrease in office lease expense of $0.1 million due to the termination of a lease acquired as part of the HiNT Corp. acquisition.

SG&A as a percentage of net revenues increased to 32.0% for the six months ended June 30, 2005, as compared to 29.0% for the same period in 2004. The percentage increase is due primarily to cost increasing at a higher rate than revenues. In absolute dollars, SG&A expenses increased by $1.0 million or 13.4% to $8.4 million for the six months ended June 30, 2005 from $7.4 million for the same period in 2004. The increase in SG&A was due primarily to higher compensation and benefit expenses of $0.7 million resulting partly from the inclusion of a full six month's worth of NetChip related expenses and higher consulting and professional fees of $0.2 million resulting mainly from our 2004 Sarbanes Oxley compliance effort. This increase was partially offset by a decrease in office lease expense of $0.1 million due to the termination of a lease acquired as part of the HiNT Corp. acquisition.

In the future, selling, general and administrative expenses will vary from period to period based on the trade shows, advertising, legal, and other marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period.  We anticipate that selling, general and administrative expense in the three months ending September 30, 2005 will remain relatively flat as compared to the three months ended June 30, 2005.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets for the three months ended June 30, 2005 was $0.5 million, an increase of $0.1 million from $0.4 million for the three months ended June 30, 2004. The increase was due primarily to additional amortization expense from developed/core technology and customer base acquired as a result of the NetChip Technology, Inc. acquisition in May 2004.

Amortization of purchased intangible for the six months ended June 30, 2005 was $1.0 million, an increase of $0.3 million from $0.7 million for the six months ended June 30, 2004. The increase was due primarily to additional amortization expense from developed/core technology and customer base acquired as a result of the NetChip Technology, Inc. acquisition in May 2004.

Deferred Compensation

Amortization of deferred compensation increased by $5,000 to $33,000 for the three months ended June 30, 2005 from $28,000 for the same period in 2004. Amortization of deferred compensation increased by $86,000 to $0.1 million for the six months ended June 30, 2005 from $46,000 from the same period in 2004. The increase was primarily the result of additional deferred compensation recorded from the NetChip Technology, Inc. acquisition in 2004. Substantially all of these amounts are recorded in research and development expenses and are expected to fully amortize by January 2008.

Interest Income and Other, Net

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term marketable securities balances. Interest income and other increased by $0.1 million to $0.2 million for the three months ended June 30, 2005 from $0.1 million from the same period in 2004. The increase was primarily due to higher cash and investment balances and higher interest rates.

Interest income and other increased by $0.1 million to $0.3 million for the six months ended June 30, 2005 from $0.2 million from the same period in 2004. The increase was primarily due to higher cash and investment balances and higher interest rates.

Provision for Income Taxes

Income tax expense of $15,000 was recorded for the six month period ended June 30, 2005, compared to income tax expense of $0.2 million for the same period in 2004. Income tax expense for the six months ended June 30, 2005 was primarily due to miscellaneous state income taxes payable and foreign income taxes currently payable. For the same period in 2004, the provision for income taxes related to projected federal, state and foreign taxes payable pertaining to that quarter. The current expense differs from the expected provision derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to nondeductible acquisition-related items and a change in the valuation allowance related to deferred tax assets.

Deferred tax assets are recognized when there is sufficient evidence that it is more likely than not that such deferred tax assets will be realized. The Company has determined that such evidence does not currently exist. Therefore, a full valuation allowance has been established to reserve the Company's net deferred tax asset.

Liquidity and Capital Resources

Cash and cash equivalents and short and long-term marketable securities were $32.4 million at June 30, 2005, an increase of $2.1 million from $30.3 million at December 31, 2004. The increase was primarily due to (1) net losses of $1.3 million adjusted for non-cash expenses of $2.3 million, (2) decreases in inventory and other current assets of $1.6 million and $0.5 million, respectively, and (3) cash received of $0.6 million from the exercise of stock options. These cash inflows were partially offset by (1) decreases in accounts payable of $0.5 million, (2) increases in accounts receivable and other assets of $0.4 million and $0.3 million, respectively, and (3) capital expenditures of $0.4 million.

On June 20, 2005, the Company issued 554,306 shares of the Company's common stock valued at approximately $5.1 million to the former Netchip shareholders representing the final distribution relating to USB gross profit milestones. This additional purchase consideration was recorded as goodwill during the three months ended June 30, 2005.

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock.  At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.  We did not repurchase any shares during the three month period ended June 30, 2005.

As of June 30, 2005, non-cancelable inventory purchase commitments were $4.4 million as compared with $3.0 million at December 31, 2004. There were no other significant changes from December 31, 2004 in contractual obligations or commercial commitments outstanding.

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

Inventory Valuation. We evaluate the need for potential write-downs for inventory by considering a combination of factors. Based on the life of the product, sales history, obsolescence, and sales forecast, we may record write-downs to our inventory ranging from 0% to 100%. Any adverse changes to our future product demand may result in increased write-downs, resulting in decreased gross margin. In addition, future sales on any of our previously written down inventory may result in increased gross margin in the period of sale.

Allowance for Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on length of time the receivables are past due, generally thirty days. We record reserves for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. We have certain customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer's creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material affect on our results of operations in the period in which such changes or events occur.

Goodwill.  Our methodology for allocating the purchase price related to purchase acquisitions is determined through established valuation techniques. Goodwill is measured as the excess of the cost of the acquisition over the amounts assigned to identifiable assets acquired less assumed liabilities. We have one operating segment, the sales of semiconductor devices, and we perform goodwill impairment tests annually on November 1 and between annual tests in certain circumstances. To date, no such impairment has been recorded. In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

Taxes. We account for income taxes using the liability method. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of June 30, 2005, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

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

Because A Substantial Portion Of Our Net Sales Is Generated By A Small
Number Of Large Customers, If Any Of These Customers Delays Or Reduces Its
Orders, Our Net Revenues And Earnings Will Be Harmed

Historically, a relatively small number of customers have
accounted for a significant portion of our net revenues in any particular period.  For the three months ended June 30, 2005 and 2004, 26% and 10%, respectively, of net revenues were derived from sales to the same distributor.
For the six months ended June 30, 2005 and 2004, 25% and 11%, respectively, of net revenues were derived from sales to the same distributor.  For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

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

Intense Competition In The Markets In Which We Operate May
Reduce The Demand For Or Prices Of Our Products

Competition in the semiconductor industry is intense.  If our main target market, the microprocessor-based systems market, continues to grow, the number of competitors may increase significantly.  In addition, new semiconductor technology may lead to new products that can perform similar functions as our products.  Some of our competitors and other semiconductor companies may develop and introduce products that integrate into a single semiconductor device the functions performed by our semiconductor devices.  This would eliminate the need for our products in some applications.

In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions.  Also, we will compete with established microprocessor-based companies and others.  Many of these indirect competitors and microprocessor companies have significantly greater financial, technical, marketing and other resources than PLX.  Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business.  See
"Business -- Competition," and "-- Products" in Part I of
Item I of our Form 10-K for the year ended December 31, 2004.

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

We do not have purchase agreements with our customers that
contain minimum purchase requirements.  Instead, electronic equipment manufacturers purchase our products pursuant to short-term purchase orders that may be canceled without charge.  We believe that in order to obtain broad penetration in the markets for our products, we must maintain and cultivate relationships, directly or through our distributors, with electronic equipment manufacturers that are leaders in the embedded systems markets.  Accordingly, we will incur significant expenditures in order to build relationships with electronic equipment manufacturers prior to volume sales of new products.  If we fail to develop relationships with additional electronic equipment manufacturers to have our products designed into new microprocessor-based systems or to develop sufficient new products to replace products that have become obsolete, our business would be materially adversely affected.

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

A Large Portion Of Our Revenues Is Derived From Sales To
Third-Party Distributors Who May Terminate Their Relationships With Us At Any
Time

We depend on distributors to sell a significant portion of
our products.  For the six months ended June 30, 2005 and 2004, net revenues through distributors accounted for approximately 61% and 50%, respectively, of our net revenues.  Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.
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

Because We Sell Our Products To Customers Outside Of North
America And Because Our Products Are Incorporated With Products Of Others That
Are Sold Outside Of North America We Face Foreign Business, Political And
Economic Risks

Sales outside of North America accounted for approximately
68% of our revenues for the six months ended June 30, 2005.  In 2004, 2003, and
2002, sales outside of North America accounted for approximately 68%, 63%, and
58% of our revenues, respectively.  Sales outside of North America may fluctuate in future periods and may continue to account for a large portion of our revenues.  In addition, equipment manufacturers who incorporate our products into their products sell their products outside of North America, thereby exposing us indirectly to foreign risks.  Further, most of our semiconductor products are manufactured outside of North America.  Accordingly, we are subject to international risks, including:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio comprised of fixed income
securities, including amounts classified as cash equivalents and short-term investments.  Our investment portfolio totaled $29.4 million at June 30, 2005.
These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to
preserve principal while at the same time maximizing yields without significantly increasing risk.  While our investment policy allows us to invest in high quality, short-term and long-term debt instruments, our investment portfolio as of June 30, 2005 is comprised of cash equivalents and short-term investments.  A hypothetical 100 basis point increase in interest rates would result in approximately a $0.1 million decrease (less than 1%) in the fair value of our available-for-sale securities.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of June 30, 2005, our Chief
Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly
Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-
Q.

(b) Changes in internal controls.

There has been no significant change in our internal
control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

In connection with our acquisition of NetChip in May
2004, we agreed to pay certain additional earn-out consideration of shares of our common stock if certain USB gross profit milestones were met as of May 24,
2005.  Certain such milestones have been met.  Consequently, for such earn-out consideration payment, we issued 554,306 shares to former shareholders of
Netchip during the three months ended June 30, 2005.  The shares were issued in reliance on Rule 506 of Regulation D under the Securities Act of 1933, as amended, and have been registered for resale on a Form S-3.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

At the Company's Annual Meeting of Stockholders held on May 25, 2005, the following individuals were elected to the Board of Directors:

       Name           Votes For    Votes Withheld
Michael J. Salameh   24,399,755        150,662
  D. James Guzy      23,568,514        981,903
   John H. Hart      24,207,122        343,295
 Robert H. Smith     23,629,510        920,907
  Thomas Riordan     24,401,598        148,819
Patrick Verderico    24,255,623        294,794

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

Date: August 5, 2005

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