Form 10-Q
period 2005-09-30
PLX TECHNOLOGY INC
filed 2005-11-04
CIK 850579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ]    NO [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES [ X ]     NO [     ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES [     ]     NO [ X ]

As of November 3, 2005, there were 27,547,712 shares of common stock, par value $0.001 per share, outstanding.

PLX Technology, Inc.
Index To
Report on Form 10-Q
For Quarter Ended September 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

                                                     September 30,  December 31,
                                                         2005          2004 (1)
                                                     ------------  ------------
                                                     (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents........................ $     18,950  $      9,556
  Short-term marketable securities.................       14,242        10,565
  Accounts receivable, net.........................        6,455         5,084
  Inventories......................................        3,278         4,159
  Other current assets.............................        1,047         2,058
                                                     ------------  ------------
Total current assets...............................       43,972        31,422
Property and equipment, net........................       29,842        30,860
Long-term marketable securities....................           --        10,155
Goodwill...........................................       36,085        30,965
Other purchased intangible assets..................        5,456         6,991
Other assets.......................................          350            80
                                                     ------------  ------------
Total assets.......................................      115,705  $    110,473
                                                     ============  ============
LIABILITIES
Current liabilities:
  Accounts payable................................. $      3,851  $      3,627
  Accrued compensation and benefits................        1,822         1,813
  Deferred revenues................................        2,021         1,310
  Accrued commissions..............................          292           300
  Other accrued expenses...........................        1,158         1,264
                                                     ------------  ------------
Total current liabilities..........................        9,144         8,314
                                                     ------------  ------------
Commitments
STOCKHOLDERS' EQUITY
  Common stock, par value..........................           28            27
  Additional paid-in capital.......................      117,617       111,739
  Deferred compensation............................         (144)         (406)
  Accumulated other comprehensive loss.............         (167)         (211)
  Accumulated deficit..............................      (10,773)       (8,990)
                                                     ------------  ------------
Total stockholders' equity.........................      106,561       102,159
                                                     ------------  ------------
Total liabilities and stockholders' equity......... $    115,705  $    110,473
                                                     ============  ============
  Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

                                                        Three Months Ended     Nine Months Ended
                                                           September 30,         September 30,
                                                       --------------------  --------------------
                                                          2005       2004       2005       2004
                                                       ---------  ---------  ---------  ---------
Net revenues......................................... $  12,869  $  15,457  $  39,276  $  41,115
Cost of revenues.....................................     4,394      5,639     14,151     13,793
                                                       ---------  ---------  ---------  ---------
Gross margin.........................................     8,475      9,818     25,125     27,322
                                                       ---------  ---------  ---------  ---------
Operating expenses:
  Research and development...........................     4,849      4,765     13,626     13,216
  Selling, general and administrative................     3,791      4,209     12,238     11,655
  In-process research and development................        --         --         --      1,123
  Amortization of purchased intangible assets........       512        467      1,536      1,206
                                                       ---------  ---------  ---------  ---------
Total operating expenses.............................     9,152      9,441     27,400     27,200
                                                       ---------  ---------  ---------  ---------
Income (loss) from operations........................      (677)       377     (2,275)       122
Interest income and other, net.......................       222        134        562        301
                                                       ---------  ---------  ---------  ---------
Income (loss) before provision for income taxes......      (455)       511     (1,713)       423
Provision for income taxes...........................        55        184         70        356
                                                       ---------  ---------  ---------  ---------
Net income (loss).................................... $    (510) $     327  $  (1,783) $      67
                                                       =========  =========  =========  =========

Basic net income (loss) per share.................... $   (0.02) $    0.01  $   (0.07) $    0.00
                                                       =========  =========  =========  =========
Shares used to compute basic per share amounts.......    27,482     26,342     27,067     25,028
                                                       =========  =========  =========  =========
                                                          (0.02)      0.01      (0.07)      0.00
Diluted net income (loss) per share....................=========  =========  =========  =========
                                                         27,482     27,129     27,067     26,144
Shares used to compute diluted per share amounts.......=========  =========  =========  =========

PLX TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                             --------------------
                                                                                                2005       2004
                                                                                             ---------  ---------
Cash flows from operating activities
Net income (loss).......................................................................... $  (1,783) $      67
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Depreciation.............................................................................     1,569      1,663
  Amortization of deferred compensation....................................................       152        100
  Amortization of purchased intangible assets..............................................     1,536      1,206
  In process research and development......................................................        --      1,123
  Other non-cash items.....................................................................       128         99
  Changes in operating assets and liabilities:
    Accounts receivable....................................................................    (1,371)       399
    Inventories............................................................................       881     (1,964)
    Other current assets...................................................................     1,007        491
    Other assets...........................................................................      (270)       244
    Accounts payable.......................................................................       224      1,697
    Accrued compensation and benefits......................................................         9        348
    Deferred revenues......................................................................       711        687
    Other accrued expenses.................................................................       (97)       130
                                                                                             ---------  ---------
Net cash provided by operating activities..................................................     2,696      6,290
                                                                                             ---------  ---------
Investing Activities
Payment for the acquisition of HiNT Corporation............................................        --       (137)
Cash acquired from the acquisition of NetChip Technology, Inc..............................        --      2,821
Purchases of marketable securities.........................................................    (3,657)   (21,521)
Sales and maturities of marketable securities..............................................    10,075     11,077
Purchases of property and equipment........................................................      (558)    (1,509)
                                                                                             ---------  ---------
Net cash provided by (used in) investing activities........................................     5,860     (9,269)
                                                                                             ---------  ---------
Financing Activities
Proceeds from the exercise of common stock options.........................................       843      1,387
Proceeds from the exercise of warrants assumed in the acquisition of HiNT Corporation......        26         --
Repayment of stockholders notes receivable.................................................        --         70
                                                                                             ---------  ---------
Net cash provided by financing activities..................................................       869      1,457
                                                                                             ---------  ---------
Effect of exchange rate fluctuations on cash and cash equivalents..........................       (31)        (6)
                                                                                             ---------  ---------
Increase (decrease) in cash and cash equivalents...........................................     9,394     (1,528)
Cash and cash equivalents at beginning of year.............................................     9,556     10,955
                                                                                             ---------  ---------
Cash and cash equivalents at end of period................................................. $  18,950  $   9,427
                                                                                             =========  =========
Non-cash investing and financing activities:
Common stock issued for the acquisition of NetChip Technology, Inc..........................$   5,120  $  21,405
Common stock issued for the acquisition of HiNT Corporation................................ $      --  $   2,994

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, "PLX" or the "Company") as of September 30, 2005 and for the three and nine-month periods ended September 30, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company's financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect various accounts, including but not limited to goodwill, income taxes, inventories, revenue recognition, allowance for doubtful accounts and warranty reserves as reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

Comprehensive Net Income (Loss)

The Company's comprehensive net income (loss) for the three and nine months ended September 30, 2005 and September 30, 2004 was as follows (in thousands):

                                                            Three Months Ended     Nine Months Ended
                                                               September 30,         September 30,
                                                           --------------------  --------------------
                                                              2005       2004       2005       2004
                                                           ---------  ---------  ---------  ---------
Net income (loss)........................................ $    (510) $     327  $  (1,783) $      67
Unrealized gain (loss) on marketable securities, net.....        38         54         62       (118)
Cumulative translation adjustments.......................       (11)        (5)       (18)         1
                                                           ---------  ---------  ---------  ---------
Comprehensive net income (loss).......................... $    (483) $     376  $  (1,739) $     (50)
                                                           =========  =========  =========  =========

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R was originally effective for reporting periods beginning after June 15, 2005. On April 14, 2005 the U.S. Securities and Exchange Commission (the "SEC") announced a deferral of the effective date of FAS 123R for calendar year companies until the beginning of 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition beginning in the first fiscal quarter of 2006. See "Stock-Based Compensation" (Note 2 of the Condensed Consolidated Financial Statements) for the pro forma net loss and net loss per share amounts, for the three and nine months ended September 30, 2005 and 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expect the adoption to have a material impact on our consolidated statements of operations and net income (loss) per share.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first fiscal quarter of 2006.

2. Stock Based Compensation

The Company has elected to follow the intrinsic value method under APB Opinion No. 25 and related interpretations in accounting for its stock options and grants as permitted by Statement of Financial Accounting Standards (SFAS) No. 123. SFAS No. 123 requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair value-based method and the recording of such expense in the Company's consolidated statements of operations. Using the intrinsic value method under APB Opinion No. 25, if the exercise price of the Company's stock grants and options equals the deemed fair value of the underlying stock on the date of grant, no compensation expense is recognized.

If compensation expense for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                                         Three Months Ended     Nine Months Ended
                                                                            September 30,         September 30,
                                                                        --------------------  --------------------
                                                                           2005       2004       2005       2004
                                                                        ---------  ---------  ---------  ---------
Net income (loss) as reported......................................... $    (510) $     327  $  (1,783) $      67
Add: Stock-based compensation included in reported
  net income (loss)...................................................        20         54        152        100
Deduct: Stock-based compensation cost under SFAS 123..................    (1,295)    (1,578)    (4,042)    (4,457)
                                                                        ---------  ---------  ---------  ---------
Pro forma net loss.................................................... $  (1,785) $  (1,197) $  (5,673) $  (4,290)
                                                                        =========  =========  =========  =========
Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro
  forma net loss per common share - basic and diluted.................    27,482     26,342     27,067     25,028

Pro forma net income (loss) per common share - basic and diluted...... $   (0.06) $   (0.05) $   (0.21) $   (0.17)
                                                                        =========  =========  =========  =========
Reported net income (loss) per common share - basic and diluted....... $   (0.02) $    0.01  $   (0.07) $    0.00
                                                                        =========  =========  =========  =========

3. Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories were as follows (in thousands):

                             September 30, December 31,
                                 2005          2004
                             ------------  ------------
Work in process............ $      1,097  $      1,083
Finished goods.............        2,181         3,076
                             ------------  ------------
Total...................... $      3,278  $      4,159
                             ============  ============

4. Business Combination

On May 24, 2004, the Company purchased NetChip Technology, Inc., a fabless supplier of high-performance semiconductors based on Universal Serial Bus (USB) and Peripheral Component Interconnect (PCI) standards, for an aggregate purchase price, including acquisition costs, of $27.3 million. Included in the aggregate purchase price is the June 20, 2005 issuance of 554,306 shares of the Company's common stock valued at approximately $5.1 million to the former NetChip Technology, Inc. shareholders. The transaction was accounted for using purchase accounting. The Company acquired NetChip Technology, Inc. in order to expand its position of strength in the market for PCI, PCI-X and PCI Express interconnect chips to include the USB product line, where NetChip Technology, Inc. offered an industry-leading product line offering high-performance and low-power products for the USB 2.0 market. NetChip Technology, Inc. also had PCI Express products in development that complemented the Company's PCI Express chips. The combined company provides a wide selection of interconnect chips based on these standards.

Unaudited Pro Forma Financial Results

The unaudited pro forma financial information combines the historical statements of operations of the Company and NetChip Technology, Inc. for the nine months ended September 30, 2004 and gives effect to the transactions, including the amortization of other intangible assets and the recognition of deferred compensation, as if they occurred at the beginning of fiscal 2004. The amount of the aggregate purchase price allocated to purchased in-process research and development has been excluded from the pro forma information, as it is a non-recurring item.

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

                                                  Nine Months Ended
                                                 September 30, 2004
                                                 ------------------
Net revenues........................................  $50,669
Net income .........................................  $ 1,465
Net income per share - basic .......................  $  0.06
Shared used to compute basic per share amounts......   26,358
Net income per share - diluted .....................  $  0.05
Shared used to compute diluted per share amounts....   27,474

5. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

                                                          Three Months Ended     Nine Months Ended
                                                             September 30,         September 30,
                                                         --------------------  --------------------
                                                            2005       2004       2005       2004
                                                         ---------  ---------  ---------  ---------

Net income (loss)...................................... $    (510) $     327  $  (1,783) $      67
                                                         ========== ========== ========== ==========

Weighted average shares of common stock
   outstanding.........................................    27,482     26,342     27,067     25,028
                                                         ---------  ---------  ---------  ---------

Net income (loss) per share - basic.................... $   (0.02) $    0.01  $   (0.07) $    0.00
                                                         ========== ========== ========== ==========
Shares used in computing basic net income (loss)
   per share...........................................    27,482     26,342     27,067     25,028
Dilutive effect of stock options.......................        --        787         --      1,116
                                                         ---------  ---------  ---------  ---------
Shares used in computing diluted net income
   (loss) per share....................................    27,482     27,129     27,067     26,144
                                                         ========== ========== ========== ==========
Net income (loss) per share - diluted.................. $   (0.02) $    0.01  $   (0.07) $    0.00
                                                         ========== ========== ========== ==========

The Company incurred a net loss for the three and nine month period ended September 30, 2005. Therefore, the effect of dilutive securities of approximately 4.5 million equivalent shares for the three and nine month periods ending September 30, 2005 have been excluded from the computation of diluted loss per share as their impact would be anti-dilutive. Dilutive securities include only stock options.

Employee stock options to purchase approximately 3.9 million and 3.6 million shares for the three and nine month period ended September 30, 2004, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

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

Revenues by geographic region based on customer location were as follows (in thousands):

                                                            Three Months Ended     Nine Months Ended
                                                               September 30,         September 30,
                                                           --------------------  --------------------
                                                              2005       2004       2005       2004
                                                           ---------  ---------  ---------  ---------
Revenues:
  United States.......................................... $   3,578  $   3,806  $  10,865  $  12,223
  Europe ................................................     2,145      2,530      6,388      7,169
  Singapore..............................................     1,991      1,247      5,056      3,769
  China..................................................     1,474      1,432      5,516      3,482
  Taiwan.................................................     1,285      3,124      3,448      6,066
  Japan..................................................     1,020      2,021      3,274      4,153
  Asia - excluding China, Singapore, Japan and Taiwan....       723        810      2,819      2,743
  Americas - excluding United States.....................       653        487      1,910      1,510
                                                           ---------  ---------  ---------  ---------
Total.................................................... $  12,869  $  15,457  $  39,276  $  41,115
                                                           =========  =========  =========  =========

For the three months ended September 30, 2005, one distributor accounted for 24% of net revenues. For the same period in 2004, the same distributor and one direct customer accounted for 13% and 10%, respectively, of net revenues. For the nine months ended September 30, 2005 and 2004, 25% and 12%, respectively, of net revenues were derived from sales to the same distributor. As of September 30, 2005 and 2004, this distributor accounted for 26% and 17%, respectively, of the total accounts receivable balance. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

7. Income Taxes

Income tax expense of $70,000 has been recorded for the nine month period ended September 30, 2005, compared to income tax expense of $0.4 million for the same period in 2004. Income tax expense for the nine months ended September 30, 2005 was primarily due to federal alternative minimum tax, miscellaneous state income taxes payable and foreign income taxes currently payable. For the same period in 2004, the provision for income taxes related to projected federal, state and foreign taxes payable. The current expense differs from the expected benefit primarily due to nondeductible acquisition-related items and a change in the valuation allowance related to deferred tax assets.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements also include statements regarding our future gross margin, our future research and development expenses, our future selling, general and administrative expenses, our future deferred compensation expenses, our ability to meet our capital requirements for the next twelve months and our future capital requirements. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ include unexpected changes in the mix of our product sales, unexpected pricing pressures, or unexpected capital requirements that may arise due to other possible acquisitions. Actual results could also differ for the reasons noted under the sub-heading "Certain Factors That May Affect Future Operating Results" and in other sections of this report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

In May 2003, we acquired HiNT Corporation which markets and sells PCI and PCI-X Bridge products into a variety of applications including networking and telecommunications, personal computer peripheral, imaging, industrial and other embedded applications. Beginning with the quarter ended June 30, 2003, our operating results include results of HiNT Corporation and its products.

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

RESULTS OF OPERATIONS

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

                                                        Three Months Ended     Nine Months Ended
                                                           September 30,         September 30,
                                                       --------------------  --------------------
                                                          2005       2004       2005       2004
                                                       ---------  ---------  ---------  ---------
Net revenues.........................................     100.0%    100.0%    100.0%    100.0%
Cost of revenues.....................................      34.1       36.5       36.0       33.5
                                                       ---------  ---------  ---------  ---------
Gross margin.........................................      65.9       63.5       64.0       66.5
                                                       ---------  ---------  ---------  ---------
Operating expenses:
  Research and development...........................      37.7       30.8       34.7       32.1
  Selling, general and administrative................      29.5       27.2       31.2       28.3
  In-process research and development................        --         --         --        2.7
  Amortization of purchased intangible assets........       4.0        3.0        3.9        2.9
                                                       ---------  ---------  ---------  ---------
Total operating expenses.............................      71.2       61.0       69.8       66.0
                                                       ---------  ---------  ---------  ---------
Income (loss) from operations........................      (5.3)       2.5       (5.8)       0.5
Interest income and other, net.......................       1.7        0.9        1.4        0.7
                                                       ---------  ---------  ---------  ---------
Income (loss) before provision for income taxes......      (3.6)       3.4       (4.4)       1.2
Provision for income taxes...........................       0.4        1.2        0.2        0.9
                                                       ---------  ---------  ---------  ---------
Net income (loss)....................................      (4.0)%      2.2%     (4.6)%      0.3%
                                                       =========  =========  =========  =========

Net Revenues

Net revenues consist of product revenues generated principally by sales of our semiconductor devices. Net revenues for the three months ended September 30, 2005 were $12.9 million, a decrease of 16.7% from $15.5 million for the three months ended September 30, 2004. The decrease was primarily due to lower unit shipments of our PCI I/O devices and USB products partially offset by an increase in sales of our next generation PCI Express products as a result of the general market adoption of the PCI Express standard. For the three months ended September 30, 2005, sales of our PCI I/O devices, USB products and PCI Express products accounted for 80.8%, 14.3% and 4.9%, respectively, of our total net revenues. For the three months ended September 30, 2004, sales of our PCI I/O devices and USB products accounted for 72.5% and 27.5%, respectively, of our total net revenues.

For the three months ended September 30, 2005, one distributor accounted for 24% of net revenues. For the same period in 2004, the same distributor and one direct customer accounted for 13% and 10%, respectively, of net revenues. No other individual direct customer or distributor represented greater than 10% of net revenues.

Net revenues for the nine months ended September 30, 2005 were $39.3 million, a decrease of 4.5% from $41.1 million for the nine months ended September 30, 2004. The decrease was primarily due to lower unit shipments of our PCI I/O devices and our USB products acquired as part of the NetChip Technology, Inc. acquisition which was completed in May 2004. This decrease was partially offset by higher sales of our next generation PCI Express products as a result of the general market adoption of the PCI Express standard. For the nine months ended September 30, 2005, sales of our PCI I/O devices, USB products and PCI Express products accounted for 81.4%, 14.7% and 3.9%, respectively, of our total net revenues. For the nine months ended September 30, 2004, sales of our PCI I/O devices and USB products accounted for 84.0% and 16.0%, respectively, of our total net revenues.

For the nine months ended September 30, 2005 and 2004, 25% and 12%, respectively, of net revenues were derived from sales to the same distributor. No other individual direct customer or distributor represented greater than 10% of net revenues.

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

Gross margin for the three months ended September 30, 2005 was 65.9%, an increase of 2.4% from 63.5% for the same period in 2004. The increase in gross margin for the three months ended September 30, 2005 when compared to the same period in 2004 was primarily attributable to a decrease in sales of lower margin USB products.

Gross margin for the nine months ended September 30, 2005 was 64.0%, a decrease of 2.5% from 66.5% for the same period in 2004. The decrease in gross margin for the nine months ended September 30, 2005 when compared to the same period in 2004 was primarily due to higher unit shipments of certain lower margin PCI I/O devices.

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

R&D as a percentage of net revenues increased to 37.7% for the three months ended September 30, 2005, as compared to 30.8% for the same period in 2004. The percentage increase is due primarily to cost increasing at a higher rate than revenues. In absolute dollars, R&D expenses increased by $0.1 million or 1.8% to $4.8 million for the three months ended September 30, 2005 from $4.8 million for the same period in 2004. The increase in R&D was due to an increase in external engineering expenses of $0.2 million, partially offset by a decrease in office lease expenses of $0.1 million due to the termination of a lease acquired as part of the HiNT Corporation acquisition.

R&D as a percentage of net revenues increased to 34.7% for the nine months ended September 30, 2005, as compared to 32.1% for the same period in 2004. The percentage increase is due primarily to cost increasing at a higher rate than revenues. In absolute dollars, R&D expenses increased by $0.4 million or 3.1% to $13.6 million for the nine months ended September 30, 2005 from $13.2 million for the same period in 2004. The increase in R&D was due to (1) higher compensation and benefit expenses of $0.7 million resulting partly from the inclusion of a full nine month's worth of NetChip Technology, Inc. related expenses, and (2) increased equipment and software service expenses of $0.2 million. Such increases were partially offset by decreases in external engineering expenses and equipment depreciation expenses of $0.1 million and $0.1 million, respectively, and decreases in office lease expenses of $0.3 million due to the termination of a lease acquired as part of the HiNT Corporation acquisition.

We expect research and development expenses in absolute dollars to likely increase in the fourth quarter due to mask charges and other variable external engineering expenses related to the development of PCI Express chips.  Assuming that most of the added external engineering expenses for these tape-outs occur in the fourth quarter, we expect research and development expenses to decline in the subsequent quarters.  The actual timing of the expenses will depend on the timing of actual mask and prototype fabrication.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist primarily of employee-related expenses, professional fees, trade show and other promotional expenses, and sales commissions to manufacturers' representatives.

SG&A as a percentage of net revenues increased to 29.5% for the three months ended September 30, 2005, as compared to 27.2% for the same period in 2004. The percentage increase is due primarily to revenues decreasing at a higher rate than costs. In absolute dollars, SG&A expenses decreased by $0.4 million or 9.9% to $3.8 million for the three months ended September 30, 2005 from $4.2 million for the same period in 2004. The decrease in SG&A was due primarily to a decrease in professional fee expenses of $0.5 million resulting mainly from our 2004 initial year Sarbanes-Oxley compliance effort and a decrease in office lease expense of $0.1 million due to the termination of a lease acquired as part of the HiNT Corporation acquisition. These decreases were partially offset by higher compensation and benefit expenses of $0.2 million resulting partly from higher headcount.

SG&A as a percentage of net revenues increased to 31.2% for the nine months ended September 30, 2005, as compared to 28.3% for the same period in 2004. The percentage increase is due primarily to cost increasing at a higher rate than revenues. In absolute dollars, SG&A expenses increased by $0.5 million or 5.0% to $12.2 million for the nine months ended September 30, 2005 from $11.7 million for the same period in 2004. The increase in SG&A was due primarily to higher compensation and benefit expenses of $0.9 million resulting partly from the inclusion of a full nine month's worth of NetChip Technology, Inc. related expenses. This increase was partially offset by decreases in consulting and professional fees of $0.3 million resulting mainly from our 2004 initial year Sarbanes Oxley compliance effort and office lease expense of $0.2 million due to the termination of a lease acquired as part of the HiNT Corporation acquisition.

We expect selling, general and administrative expenses in absolute dollars to likely increase in the fourth quarter due to our year-end Sarbanes-Oxley 404 and financial statement audit. In subsequent quarters, we expect selling, general and administrative expenses to vary from period to period based on selling, general and administrative activities undertaken.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets remained relatively flat at $0.5 million for the three months ended September 30, 2005 and 2004. Amortization of purchased intangible assets consists of amortization expense related to developed/core technology and customer base acquired as a result of the HiNT Corporation acquisition in May 2003 and NetChip Technology, Inc. acquisition in May 2004.

Amortization of purchased intangible assets for the nine months ended September 30, 2005 was $1.5 million, an increase of $0.3 million from $1.2 million for the nine months ended September 30, 2004. The increase was due primarily to the inclusion of a full nine months' worth of NetChip Technology, Inc. amortization expense related to developed/core technology and customer base acquired as a result of the NetChip Technology, Inc. acquisition in May 2004.

Deferred Compensation

Amortization of deferred compensation decreased by $34,000 to $20,000 for the three months ended September 30, 2005 from $54,000 for the same period in 2004. The decrease was due to the departure of a NetChip Technology, Inc. employee.

Amortization of deferred compensation increased by $0.1 million to $0.2 million for the nine months ended September 30, 2005 from $0.1 million for the same period in 2004. The increase was due primarily to the inclusion of a full nine month's worth of NetChip Technology, Inc. deferred compensation expense acquired as a result of the NetChip Technology, Inc. acquisition in May 2004.

Substantially all of these amounts are recorded in research and development expenses and are expected to fully amortize by January 2008.

Interest Income and Other, Net

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term marketable securities balances. Interest income and other increased by $0.1 million to $0.2 million for the three months ended September 30, 2005 from $0.1 million from the same period in 2004. The increase was primarily due to higher cash and investment balances and higher interest rates.

Interest income and other increased by $0.3 million to $0.6 million for the nine months ended September 30, 2005 from $0.3 million from the same period in 2004. The increase was primarily due to higher cash and investment balances and higher interest rates.

Provision for Income Taxes

Income tax expense of $70,000 has been recorded for the nine month period ended September 30, 2005, compared to income tax expense of $0.4 million for the same period in 2004. Income tax expense for the nine months ended September 30, 2005 was primarily due to federal alternative minimum tax, miscellaneous state income taxes payable and foreign income taxes currently payable. For the same period in 2004, the provision for income taxes related to projected federal, state and foreign taxes payable. The current expense differs from the expected benefit primarily due to nondeductible acquisition-related items and a change in the valuation allowance related to deferred tax assets.

Deferred tax assets are recognized when there is sufficient evidence that it is more likely than not that such deferred tax assets will be realized. The Company has determined that such evidence does not currently exist. Therefore, a full valuation allowance has been established to reserve the Company's net deferred tax assets.

Liquidity and Capital Resources

Cash and cash equivalents and short term marketable securities were $33.2 million at September 30, 2005, an increase of $2.9 million from $30.3 million at December 31, 2004. The increase was primarily due to (1) net losses of $1.8 million adjusted for non-cash expenses of $3.4 million, (2) decreases in inventory and other current assets of $0.9 million and $1.0 million, respectively, (3) increase in accounts payable of $0.2 million, (4) increase in deferred revenue of $0.7 million as a result of increased product sales to distributors and (5) cash received of $0.8 million from the exercise of stock options. These cash inflows were partially offset by (1) increases in accounts receivable and other assets of $1.4 million and $0.3 million, respectively, and (2) capital expenditures of $0.6 million.

On June 20, 2005, we issued 554,306 shares of our common stock valued at approximately $5.1 million to the former NetChip Technology, Inc. shareholders representing the final distribution relating to USB gross profit milestones. This additional purchase consideration was recorded as goodwill during the three months ended June 30, 2005.

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock.  At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.  Approximately 774,000 shares had been repurchased for approximately $1.9 million in cash in 2003. We did not repurchase any shares in 2004 or during the nine month period ended September 30, 2005.

As of September 30, 2005, non-cancelable inventory purchase commitments were $5.9 million as compared with $3.0 million at December 31, 2004. There were no other significant changes from December 31, 2004 in contractual obligations or commercial commitments outstanding.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated condensed financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies which involve the use of estimates, judgments and assumptions that are significant to understanding our results. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance, where applicable, has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Revenue from product sales to direct customers is recognized upon shipment and transfer of risk of loss, if we believe collection is reasonably assured and all other revenue recognition criteria are met. We assess the probability of collection based on a number of factors, including past transaction history and the customer's creditworthiness.  At the end of each reporting period, the sufficiency of allowances is assessed based on the age of the receivable and the individual customer's creditworthiness.

We also sell products to distributors under agreements which may or may not include price protection and stock rotation programs. Revenue from sales of our products to all distributors is recognized when the distributor sells the product to an end customer.  When we sell our products to distributors, we defer our gross selling price of the product shipped and its related cost and reflect such net amounts on our balance sheet as a current liability entitled "deferred revenues".

Inventory Valuation

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

Allowance for Doubtful Accounts

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

Goodwill

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

Taxes

We account for income taxes using the liability method. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of September 30, 2005, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

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

A Downturn In The Global Economy May Adversely Affect Our
Revenues, Results Of Operations And Financial Condition

Demand for semiconductor components is increasingly
dependent upon the rate of growth in the global economy.  If the rate of global economic growth slows, or contracts, customer demand for products could be adversely affected, which in turn could adversely affect revenues, results of operations and financial condition.  Many factors could adversely affect regional or global economic growth.  Some of the factors that could slow global economic growth include:  rising interest rates in the United States, a slowdown in the rate of growth of the Chinese economy, a significant act of terrorism which disrupts global trade or consumer confidence, and geopolitical tensions including war and civil unrest.  Reduced levels of economic activity, or disruptions of international transportation, could adversely affect sales on either a global basis or in specific geographic regions.

Because A Substantial Portion Of Our Net Sales Is Generated By A Small
Number Of Large Customers, If Any Of These Customers Delays Or Reduces Its
Orders, Our Net Revenues And Earnings Will Be Harmed

Historically, a relatively small number of customers have
accounted for a significant portion of our net revenues in any particular period.  For the three months ended September 30, 2005, one distributor accounted for 24% of net revenues.  For the same period in 2004, the same distributor and one direct customer accounted for 13% and 10%, respectively, of
net revenues.   For the nine months ended September 30, 2005 and 2004, 25% and
12%, respectively, of net revenues were derived from sales to the same distributor.  For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

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

A Large Portion Of Our Revenues Is Derived From Sales To
Third-Party Distributors Who May Terminate Their Relationships With Us At Any
Time

We depend on distributors to sell a significant portion of
our products.  For the nine months ended September 30, 2005 and 2004, sales through distributors accounted for approximately 62% and 51%, respectively, of our net revenues.  Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products.  We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors.  The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers' representatives.

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

In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions.  Also, we will compete with established microprocessor-based companies and others.  Many of these indirect competitors and microprocessor-based companies have significantly greater financial, technical, marketing and other resources than PLX.  Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business.  See
"Business -- Competition," and "-- Products" in Part I of
Item I of our Form 10-K for the year ended December 31, 2004.

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

Because We Sell Our Products To Customers Outside Of North
America And Because Our Products Are Incorporated With Products Of Others That
Are Sold Outside Of North America We Face Foreign Business, Political And
Economic Risks

Sales outside of North America accounted for approximately
67% of our revenues for the nine months ended September 30, 2005.  In 2004,
2003, and 2002, sales outside of North America accounted for approximately 68%,
63%, and 58% of our revenues, respectively.  Sales outside of North America may fluctuate in future periods and may continue to account for a large portion of our revenues.  In addition, equipment manufacturers who incorporate our products into their products sell their products outside of North America, thereby exposing us indirectly to foreign risks.  Further, most of our semiconductor products are manufactured outside of North America.  Accordingly, we are subject to international risks, including:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio comprised of fixed income
securities, including amounts classified as cash equivalents and short-term investments.  Our investment portfolio totaled $30.8 million at September 30,
2005.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to
preserve principal while at the same time maximizing yields without significantly increasing risk.  While our investment policy allows us to invest in high quality, short-term and long-term debt instruments, our investment portfolio as of September 30, 2005 is comprised of cash equivalents and short-term investments.  A hypothetical 100 basis point increase in interest rates would result in less than a $0.1 million decrease (less than 1%) in the fair value of our available-for-sale securities.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures.

Based on their evaluation as of September 30, 2005, our
Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)
under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly
Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-
Q.

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

Date: November 4, 2005

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