Form 10-K
period 2005-12-31
PLX TECHNOLOGY INC
filed 2006-03-07
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒.

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

    Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐    Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's common stock on June 30, 2005, as reported on The Nasdaq National Market, was approximately $171,712,727. Shares of common stock held by each executive officer and director and by each person who to the registrant's knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares of common stock outstanding at March 1, 2006 was 27,937,626.

DOCUMENTS INCORPORATED BY REFERENCE

PART III OF THIS REPORT ON FORM 10-K INCORPORATES INFORMATION BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT FOR ITS 2006 ANNUAL MEETING OF STOCKHOLDERS - ITEMS 10, 11, 12, 13 AND 14.

PLX Technology, Inc.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2005

PART I

ITEM 1: BUSINESS

Overview

PLX Technology, Inc. ("PLX" or the "Company"), a Delaware corporation established in May 1986, develops and supplies semiconductor devices that accelerate and manage the transfer of data in microprocessor-based systems including networking and telecommunications, enterprise storage, servers, personal computers (PCs), PC peripherals, consumer electronics, imaging and industrial products. We offer a complete solution consisting of three related types of products: semiconductor devices, software development kits and hardware design kits. Our semiconductor devices simplify the development of data transfer circuits in microprocessor based systems. Our software development kits and hardware design kits promote sales of our semiconductor devices by lowering customers' development costs and by accelerating their ability to bring new products to market.

In the last decade, demand for communications, storage, servers, imaging, PCs, consumer electronics and other products that transmit, store and process information rapidly has increased due to:

•	growth of the Internet,
•	deployment of high-speed networking, and
•	proliferation of multimedia.

Suppliers of these products seek to reduce product development time and to use their scarce engineering resources more efficiently. Until the mid 90’s, these suppliers typically developed their own system components and the connections between the components. Now, however, they are increasingly building their equipment based on industry standard connection methods and purchasing components supplied by other companies that comply with these standards. By doing so, they reduce the time and resources required for product development. Consequently, there is a growing demand for standards-based components that connect systems together, such as our semiconductor devices. The majority of products we ship today are based on three interconnect standards that are widely used in our markets: Peripheral Component Interconnect (PCI), Universal Serial Bus (USB) and PCI Express. PLX is an active member of many of the trade associations that define current and future interconnect standards including PCI™, CompactPCI®, PCI-X®, PCI Express™, Advanced Switching Interconnect, USB and HyperTransport™.

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

Industry Background

Microprocessor-based systems are found in many common products and offer varying levels of performance depending on each product's requirements. These products range from low performance devices such as electronic toys and kitchen appliances to complex, high-performance electronic equipment such as network routers and switches. High-performance microprocessor-based systems offer increased data processing capabilities and typically utilize one or more 32-bit or 64-bit microprocessors, fast memories and peripherals, and sophisticated operating systems and software applications.

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

•
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

•
Enterprise Storage. Enterprise storage applications include disk storage systems in both Network Attached Storage (NAS) and Storage Area Networks (SAN). The growing use of multimedia applications and storage networks is driving demand for increased data storage capacity.

•
Servers. Data transfer rates through servers have increased because of their higher processing power and the greater data-handling workload caused by broad internet usage and the need to process high data-content material such as video files and complex applications.

•
Imaging. Imaging applications include printers, copiers, medical instrumentation and video and graphics equipment. The popularity of digital photography and video, the demand for better image quality and higher performance, increasing demand for video surveillance security equipment, as well as connection of these applications to high-speed networks, have increased their data processing requirements.

•
Industrial. Industrial applications include a wide range of process control computers and factory automation equipment. These products have high data transfer rate requirements, are used to monitor and control complex processes in real-time and are being increasingly attached to networks.

•
PC Peripherals and Consumer Electronics. PC peripheral applications include graphics adapters, TV tuners and communication peripherals. Examples for consumer electronics applications include portable media players, digital camcorders, set top boxes, wireless LAN adapters, printers, and TV tuners for PCs. These products are increasingly using high speed connection standards for data transfers.

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

To enable increased performance and functionality from computer systems, semiconductor suppliers have historically focused on improving the operation of peripherals, microprocessors and memories. The interconnect silicon in the I/O subsystem must also improve to keep pace with these improvements by transferring more information efficiently and at faster speeds.

In parallel with the increased performance demands of customers and their data traffic, the reliability of these systems is under constant pressure to improve. This is especially true as the networking and telecommunications disciplines merge through use of the Internet to carry all types of traffic. Highly available systems are required to meet the expectations of customers.

As data transfer and reliability requirements for the I/O subsystem have increased, so has the complexity of its interface logic and related software. Until the mid 90’s, most microprocessor-based systems used simple I/O subsystems that contained limited logic and rudimentary software, if any. Complex I/O subsystem components such as processors, elaborate control logic and advanced software were costly, and therefore their use was confined to very high-end equipment such as mainframe computers. Furthermore, the lack of widely accepted I/O standards impeded the use of complex I/O subsystems in other than high-end applications. However, advances in semiconductor technology combined with the widespread adoption of standards in microprocessor-based systems have enabled the development of highly integrated semiconductor devices that can better manage I/O subsystem performance at lower cost.

Penetration of I/O Standards in Systems

Until the mid 90’s, microprocessor-based systems manufacturers relied on a wide variety of proprietary solutions and a fragmented set of industry standard I/O architectures. For example, many networking, imaging, storage and industrial applications employed proprietary architectures to meet their specific performance and cost requirements. A mix of standard buses such as VMEbus, Multibus and ISA was used in some industrial, telecommunications and military applications. Software was even more fragmented with many proprietary and application specific software architectures in use. While developers could take advantage of many standard microprocessor, memory and peripheral components supplied by external vendors, the lack of acceptable I/O standards forced many to develop custom I/O subsystems internally, placing a heavy demand on development resources.

The deployment of the PCI standard was one of the catalysts for the widespread adoption of I/O standards in microprocessor-based systems. In the early 1990s, PC and server manufacturers developed PCI, a new standard hardware architecture to connect the major components of their systems at high speed. It offered up to a one hundred times improvement in I/O data transfer rates over the previous architectures. By the mid-1990s, PCI became the most widely used bus architecture in the PC market. Consequently, many suppliers of peripheral semiconductor components used in PCs adopted PCI as the standard system interface. In addition to penetrating the PC and server market, PCI gained popularity as a standard I/O architecture for many other high-performance microprocessor-based systems because it allows the use of low cost and state-of-the-art peripheral semiconductor components developed for the PC market and provides a foundation for system interoperability. PCI also offers equivalent or superior performance to the in-house developed standards of many electronic equipment suppliers. Furthermore, the use of PCI enables faster time to market, lower development cost and the ability to quickly integrate new I/O components.

By the late 90’s, PCI became established as a major “in-the-box” interconnect for connecting components within a system.

Also in the late 90’s USB emerged as a major “box-to-box” interconnect for connecting PCs to PC peripherals and consumer electronics devices. Prior to USB, a diverse collection of proprietary and industry standard connections, such as serial port, parallel port and SCSI (Small Computer Serial Interface) were used to connect PCs to peripherals such as printers and external storage devices and to consumer electronic devices such as cell phones, digital cameras and portable media players. USB provides a single standard connection that allows PCs to connect to peripherals and consumer electronics devices made by different manufacturers.

In 2001 and 2002, the PCI Express standard was developed as a higher-performance upgrade to the widely-deployed PCI standard. Many builders of microprocessor-based systems need the improved performance of PCI Express to ensure that the I/O subsystem data transfer capacity keeps pace with the increasing performance of the surrounding processors and peripheral devices. In addition to higher data throughput, PCI Express enables more devices to be connected and improves system management. Although PCI Express, which is a switched-serial architecture, is different in terms of hardware than PCI, a parallel bus architecture, it is software compatible with PCI. This software compatibility attribute makes the task of upgrading PCI systems to take advantage of PCI Express’s performance advantages relatively simple and inexpensive. Consequently, PCI Express has gained rapid acceptance as an architecture for high performance microprocessor-based systems. In 2005, many of the PCs, PC peripherals and servers shipped utilized PCI Express architecture and many storage, communications and embedded systems were starting a transition to PCI Express architecture.

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

Due to the availability and adoption of I/O standards by developers of microprocessor-based systems, servers and PC’s, there is now a large demand for I/O subsystem components based on these standards.

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

Development tools provided by third parties support these three related products. Our products are designed for use in a variety of applications including networking and telecommunications, enterprise storage, servers, embedded control, PC peripheral and consumer electronics. Our chips are highly integrated, cost-effective semiconductor devices that optimize the flow of data and simplify the development of high-performance I/O subsystems. Our software development kits and hardware design kits promote sales of our semiconductor devices by lowering customers' development costs and allowing them to bring new products to market more quickly.

PLX products shipping today provide I/O connectivity solutions mainly for the PCI, PCI-X, PCI Express and USB standards. As new I/O standards evolve, we expect to support them where appropriate. More than 1,000 electronic equipment manufacturers use PLX semiconductor devices in a wide variety of applications.

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

Extend I/O Subsystem Technology. We offer our customers highly integrated semiconductor devices and related software that incorporate many of the latest advances in I/O interconnect technology. Our semiconductor devices and software are designed to enable quick adoption of new I/O technologies and enhancements to existing I/O standards. We seek to integrate additional I/O-related functions into our semiconductor devices to provide our customers with additional value. We employ a team of engineers with expertise in system architectures, product definition, semiconductor and software design to maintain our I/O subsystem technology advantages.

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

Strengthen and Expand Industry Relationships. We work with industry leaders in developing hardware and software development tools and marketing programs that promote the use of each company's products. Partners include AMD, Broadcom, Intel, Jungo, Microsoft, Freescale, One Stop Systems, Pigeon Point, RamBus, and ViXS. As a result of these relationships, we enable microprocessor-based systems designers to choose the best products for their particular applications while still employing our product as the core of their I/O subsystem design.

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

The following table lists representative end customers that purchased directly or through distributors more than $100,000 of our products in 2005.

Networking/Telecommunications	Imaging/Industrial/Medical
Accton Technology	Advantech
Adlink	Comtrol
Alcatel	EFI
Artesyn Technologies	ESD
Avaya	Fuji Xerox
Cisco Systems	General Electric
Digi International	Geovision
Eicon Technology	Kodicom
Ericsson	KonicaMinolta
Hitachi	Matrox
Huawei	Measurement Computing
Intel	Moxa Technologies
Leadtek	OCE
Marconi	OKI
Motorola	Philips
Nortel Networks	Provideo Multinedia Co., LTD
Performance Technology	Samsung
Polycom	SBS Technologies
Qualtech Inc.	Siemens
Radisys	Xerox
Sagem
Sea Level Systems	PC Peripheral & Consumer Electronics
Toshiba	Blackmagic Design
ZTE	Canopus
Dell
Enterprise Storage	Hauppauge Computer
EMC	Homecast (EMTech)
IBM	MCT Corporation
Seiko Epson
Servers	Topfield
Fujitsu
Sun Microsystems

Products

Our products consist of interconnect semiconductor devices, software development kits and hardware design kits. Development tools provided by third parties support these three design elements. The sales of our interconnect semiconductor devices account for substantially all of our revenues. We generate less than 2% of our revenues from sales of our software and hardware design kits. Our software development kits and hardware design kits promote sales of our semiconductor devices by lowering customers' development costs allowing them to bring new products to market more quickly.

I/O Accelerators. Our I/O accelerators are semiconductor devices that accelerate movement of data across a PCI bus and between one or more devices or subsystems that need to communicate across the PCI bus. These products incorporate the Data Pipe Architecture technology, a set of circuits and features that enable an efficient flow of data within systems with minimal supervision from the system processor. Our I/O accelerators address a range of applications and provide flexible interfaces that allow them to connect to a wide variety of semiconductor devices, including processors such as Freescale's PowerPC, Intel's i960 and Strong ARM, Hitachi's SH, and Motorola's 68K series. Customers also use these semiconductor devices in connection with digital signal processors, or DSPs, from Texas Instruments and others. The I/O accelerators can be connected with a wide range of peripheral devices, including LAN, WAN, disk control and graphics.

PCI-to-PCI Bridges. PCI-to-PCI bridges are chips that increase the number of peripheral devices that can be included in a microprocessor-based system. PCI-to-PCI bridges have become common in a wide variety of systems, including servers, storage, communications, and embedded-control applications such as imaging, industrial control, and test equipment. PLX’s bridge product line spans the entire PCI range, from 32-bit 33MHz through 64-bit 66MHz, and includes 133MHz PCI-X devices. PLX acquired this product line through the May 2003 acquisition of HiNT Corporation.

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

USB Interface Chips. USB interface chips are used by computer peripherals to connect to a PC through an external cabled connection.  The USB standard allows for connections to be made at different speeds.  Hi-Speed USB (also known as USB 2.0) provides 40x the bandwidth of Full-Speed USB and can be found on most PCs sold after 2003.  However, most PC peripherals today, such as mice, printers, and digital cameras, still utilize Full-Speed transfer rates.  PLX’s products are all USB 2.0 Hi-Speed. Hi-Speed connections can be found today on devices like multi-function printers, DVD camcorders, portable media players, digital cameras, PDAs, and hard disks.  PLX acquired this product line through the May 2004 acquisition of NetChip Technology, Inc.

PCI Express Bridges. The PCI Express bus standard has become the interconnect standard for the latest servers, notebooks, desktops, and storage systems. With its 2.5Gigabit per second data rate, it offers higher performance than legacy standards. PCI Express Bridges enable conventional PCI products (32-bit/33 MHz, 32-bit/66 MHz and even 64-bit/133 MHz PCI-X) to be upgraded for use in new PCI Express systems. This allows users to quickly bring a new product to market. Applications using these bridge devices include servers, fibre channel HBA, graphics, TV tuners, and security systems. The reverse bridging feature also allows users to bridge backwards allowing the latest PCI Express based powerful CPUs/Graphics processors still service and support the legacy PCI and PCI-X market.

PCI Express Switches. With PCI Express being a point to point serial interconnect, it requires a switch to route the signal to its destination. Applications include fanout in servers, support for multi-channel Gigabit Ethernet, Fibre Channel, graphics and SAS cards. PLX switch products are offered in various configurations as requirements vary from one application to the next.

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

Our principal product offerings and functions include the following:

Category	Product	Description
Semiconductor Devices
32-bit/33 MHz Target I/O Accelerators	PCI 9030	o Enable connection of 8-, 16- and 32-bit peripherals and personal
	PCI 9050	computer adapters to PCI
PCI 9052
32-bit/33 MHz Master I/O Accelerators	PCI 9054	o Provide the flexibility to connect with a wide range of processors,
	PCI 9060SD	peripherals and memory
PCI 9060ES
PCI 9060
PCI 9080
32 and 64-bit/66 MHz I/O Accelerators	PCI 9056	o Provide the flexibility to connect with a wide range of
	PCI 9656	peripherals and memory
HyperTransport Bridge Chips	HT 7520	o Connects HyperTransport interface to two PCI-X buses
PCI and PCI-X Bridge Chips	PCI 6140	o Increase the number of PCI peripheral devices that can be included in
	PCI 6150	a microprocessor-based system
PCI 6152
PCI 6154
PCI 6156
PCI 6254
PCI 6350
PCI 6466
PCI 6520
PCI 6540
USB Bridge Chips	NET 2260	o Connect CPUs and DSPs to a high-speed USB device port
NET 2270
NET 2272
NET 2280
NET 2282
NET 2890
PCI Express Bridges and Switches	PEX 8111	o Support the standard PCI Express serial interconnect protocol
	PEX 8114	o Facilitate the connection of the newest PCI Express processors
	PEX 8311	o Provide essential system fanout required by the point-to-point PCI
	PEX 8508	Express standard
	PEX 8518	o Enable conventional PCI products to be upgraded for use in the newest PCI
	PEX 8516	Express system
PEX 8524
PEX 8532
Software Development Kits
PCI Software	SDK	o Provide tools for accelerating design of data transport software
o Include development and debugging utilities, sample firmware and drivers
Hardware Design Kits
Rapid Development Kits	Kits supporting a	o Include development circuit boards, SDK Software, documentation and
	range of products	schematics to assist system development

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

Industry Standards. Through our participation in the key industry groups responsible for interconnect standards, we take an active role in defining new I/O standards such as USB, PCI-X, HyperTransport, Advanced Switching Interconnect and PCI Express.

Competition

Competition in the semiconductor industry is intense. If our target markets continue to grow, the number of competitors may increase significantly. In addition, new semiconductor technologies may lead to new products that can perform similar functions as our products.

Competition in the various markets we serve comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources. Thus they can better withstand adverse economic or market conditions. Our principal products compete with standard products from companies such as Alliance Semiconductor, Cypress Semiconductor, Genesys Logic, IDT, Intel, Kawasaki, NEC, Oxford Semiconductor, Pericom Semiconductor, Philips, Renesas, Seiko-Epson, Texas Instruments and Tundra Semiconductor.

In addition, two alternative devices can perform some or all of the functions of our devices. The first is the Application Specific Integrated Circuit, or ASIC. With the ASIC approach, a customer creates a custom semiconductor device for a particular application. Because the customer buys the ASIC directly from the semiconductor foundry, this approach may lead to lower unit production costs. However, this approach entails a large initial time and resource investment in developing the custom device. The second alternative device is the Field Programmable Gate Array, or FPGA. The FPGA is a semiconductor device whose logic function can be programmed by the system manufacturer. This requires less design effort and time than the ASIC approach. However, because of the additional circuitry required to enable the device to be programmed, this approach typically entails higher unit production costs which can be prohibitive compared to ASICs or standard semiconductor devices. Nevertheless, FPGA prices have decreased steadily and in many cases are competitive with prices for standard semiconductor devices. Accordingly, we also experience competition from leading ASIC suppliers, including IBM, LSI Logic, NEC, and Toshiba as well as from FPGA suppliers, including Actel, Altera, Atmel, Lattice, Quicklogic, and Xilinx. Many of these competitors are large companies that have significantly greater financial, technical, marketing and other resources than PLX.

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

Sales, Marketing and Technical Support

Our sales and marketing strategy is to achieve design wins at leading systems-companies in high-growth market segments. We market and sell our products in the United States through a combination of direct regional sales managers, a network of independent manufacturers' representatives, and a distributor. We maintain United States direct sales offices in California, Connecticut, Massachusetts, North Carolina, and Texas.

Outside the United States, we have engaged a team of manufacturers' representatives, stocking representatives and distributors to sell and market our products. Our international network includes representatives in Australia, Austria, Belgium, Brazil, Canada, Denmark, Finland, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Korea, Norway, People's Republic of China, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, The Netherlands and the United Kingdom. We maintain a direct sales office in the United Kingdom to service customers in Europe and the Middle East. We also maintain direct sales offices in Taiwan and China to service Southeast Asia and The People's Republic of China. Finally, we maintain a direct sales office in Japan to service customers in Japan.

As of December 31, 2005, we employed 48 individuals in sales and marketing. Sales in North America represented 32%, 32%, and 37%, of net revenues for 2005, 2004, and 2003, respectively. All sales to date have been denominated in U.S. dollars.

Net revenues through distributors accounted for approximately 57%, 53%, and 56% of our net revenues for 2005, 2004, and 2003, respectively. Revenues related to sales through distributors are expected to continue to account for a large portion of our total revenues. See "Certain Factors That May Affect Future Operating Results - A Large Portion of Our Revenues Is Derived from Sales to Third-Party Distributors Who May Terminate Their Relationships with Us at Any Time."

In 2005, sales to Metatech, a distributor, accounted for 23% of our net revenues. In 2004, the same distributor accounted for 13% of our net revenues. In 2003, sales to Metatech and A2M, also a distributor, accounted for 11% and 10%, respectively, of our net revenues. No other distributor or direct customer accounted for more than 10% of net revenues in any period presented.

Technical support to customers is provided through field and factory applications engineers, technical marketing personnel and, if necessary, product design engineers. Local field support is provided in person or by telephone. We also use our website to provide product documentation and technical support information. We believe that providing customers with comprehensive product support is critical to remaining competitive in the markets we serve. In addition, our close contact with customer design engineers provides valuable input into existing product enhancements and next generation product specifications.

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

Our research and development expenditures totaled $18.5 million, $17.7 million, and $15.0 million in 2005, 2004, and 2003, respectively. Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants, non-recurring engineering at our independent foundries, and deferred stock compensation are included in research and development expenses. As of December 31, 2005, there were 66 employees engaged in research and development. We perform our research and development activities at our headquarters in Sunnyvale, California and in Salt Lake City, Utah. We periodically seek to hire additional skilled development engineers who are currently in short supply. Our business could be adversely affected if we encounter delays in hiring additional engineers. See "Certain Factors That May Affect Future Operating Results - We Could Lose Key Personnel Due to Competitive Market Conditions and Attrition."

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

Manufacturing

We have adopted a "fabless" semiconductor manufacturing model and outsource all of our semiconductor manufacturing, assembly and testing. This approach allows us to focus our resources on the design, development and marketing of products and significantly reduces our capital requirements. We subcontract substantially all of our semiconductor manufacturing to AMD in the United States, Fujistu, NEC and Seiko-Epson Semiconductor in Japan, and Taiwan Semiconductor Manufacturing Corporation and UMC in Taiwan. None of our products are currently manufactured by more than one supplier, and all of our products are expected to be single-source manufactured for the foreseeable future. We must place orders two to four months in advance of expected delivery of finished goods. We maintain inventory levels based on current lead times from foundries plus safety stock to account for unanticipated fluctuations in demand. Our inventory comprises a large portion of our working capital. As a result, we have limited ability to react to fluctuations in demand for our products which could cause us to have an excess or a shortage of inventory of a particular product and reduced product revenues.

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

Intellectual Property

 Our future success and competitive position depend upon our ability to obtain and maintain the proprietary technology used in our principal products. Most of our current products include implementations of the PCI, PCI Express and USB industry standards, which are available to other companies. We currently have no patents on any of our I/O accelerator products and rely instead on trade secret protection. We hold 6 patents on switch technology that will expire at various dates beginning in 2019 through 2025. In addition, we have a patent on I/O buffer technology that will expire in September 2007 and a patent on clock and timing control technology that will expire in May 2014. In the future, we plan to seek patent protection when we believe it is necessary.

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

Employees

As of December 31, 2005, we employed a total of 142 full-time employees, including 66 engaged in research and development, 48 engaged in sales and marketing, 4 engaged in manufacturing operations and 24 engaged in general administration activities. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

Executive Officers and Directors

       Our executive officers and directors, their ages and their positions as of December 31, 2005, are as follows:

Name	Age	Position
Michael J. Salameh	51	Chief Executive Officer and Director
Rafael Torres	37	Chief Financial Officer, Vice President, Finance and Secretary
Lawrence Chisvin	51	Chief Operating Officer
Matthew Ready	47	Vice President, Worldwide Sales
Hector A, Berardi	41	Vice President, Operations
Jack Regula	57	Vice President, Chief Technology Officer
Alex Wong	43	Vice President, Business Development
David K. Raun	43	Vice President, Marketing
George Apostol	41	Vice President, Engineering
D. James Guzy	69	Chairman of the Board of Directors
John H. Hart	60	Director
Robert H. Smith	68	Director
Thomas Riordan	49	Director
Patrick Verderico	61	Director

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

Rafael Torres has served as our Chief Financial Officer, Vice President, Finance, and Secretary since November 2000. From May 1999 to November 2000, Mr. Torres served as our Corporate Controller. From September 1998 to May 1999, Mr. Torres was employed by OnCommand Corporation, an on demand video company, as Accounting Manager. From June 1997 to September 1998, Mr. Torres was employed by Silicon Valley Group, a semiconductor equipment company, as Manager of Financial Reporting and Analysis. From September 1994 to June 1997, Mr. Torres was employed with PriceWaterhouse LLP, a public accounting firm, as senior auditor. Mr. Torres received a B.S. in Accounting from Santa Clara University. Mr. Torres is a Certified Public Accountant.

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

Matthew Ready has served as our Vice President, Worldwide Sales since November 2005.  From June 2005 to July 2005, Mr. Ready was Vice President of Brand Sales at Sigmatel, a consumer electronic company. From April 2004 to May 2005, Mr. Ready was Vice President of Worldwide Sales at Zeevo, a Bluetooth chip company, which was acquired by Broadcom in March 2005.  From April 2000 to March 2004 Mr. Ready was Vice President of Sales at Genesis Microchip, an integrated circuit semiconductor company.  From March 1996 to March 2000, Mr. Ready was General Manager at Brooks Technical Group, a global manufacturing representative company. From February 1991 to February 1996, Mr. Ready worked at OPTi, a PC-AT and audio IC chip company, where his last position was Vice President of Sales.  From 1989 to 1991, Mr. Ready co-founded and was General Manager of Infinity Sales, a Hi-Tech rep company. From 1984 to 1989, Mr. Ready held various sales and sales management positions at VLSI Technology.  Mr. Ready received a B.S in Business Administration from San Jose State University.

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

David K. Raun has served as our Vice President, Marketing since November 2004. From January 2002 to November 2004, Mr. Raun was Vice President of Marketing at Pericom Semiconductor.  From April 2001 to September 2001, Mr. Raun was Executive Vice President & General Manager at Actovate, a technology-based marketing company.  From September 1989 to November 2000, Mr. Raun worked at Waferscale Integration, Inc., where his last position was Vice President of PSD & Memory Products.  From 1985 to 1989, Mr. Raun held various sales, sales management, and marketing positions at AMD.  Mr. Raun received a B.S. in Electrical and Computer Engineering from the University of California, Santa Barbara.

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

George Apostol has served as our Vice President, Engineering since May 2005. From April 2004 to April 2005, he was Vice President of Engineering at Audience, Inc., a fabless semiconductor company. From February 2000 to March 2004, Mr. Apostol was Vice President of Engineering at BRECIS Communications, a multi-service processor developer company. From 1996 to 2000, Mr. Apostol held various senior engineering and management positions at TiVo, RedCreek Communications, and Cabletron. Prior to that, Mr. Apostol was employed in a variety of engineering and management positions at Xerox, Sun Microsystems, Silicon Graphics, and LSI Logic. Mr. Apostol received a B.S. in Electrical Engineering from the Massachusetts Institute of Technology.

D. James Guzy has served as our Chairman of the Board since 1986. Mr. Guzy is also a director of Cirrus Logic, Inc., Intel Corporation, Davis Selected Group of Mutual Funds and AllianceBernstein LLP Core Mutual Funds, and a member of the board of directors of several private technology companies. Mr. Guzy received a B.S. from the University of Minnesota and an M.S. from Stanford University.

Thomas J. Riordan has been a director of PLX since November 2004. Mr. Riordan is an Entrepreneur-In-Residence at Bessemer Venture Partners, one of the nation’s original venture capital firms. From August 2000 to January 2005, Mr. Riordan served as vice president of architecture at PMC-Sierra, a provider of communications and storage semiconductors and MIPS based processors. Mr. Riordan co-founded Quantum Effect Devices, a supplier of MIPS-architecture microprocessors, and was chief executive officer and president from August 1991 until its acquisition by PMC-Sierra in August 2000. Mr. Riordan holds B.S. and M.S. degrees in Electrical Engineering as well as a B.A. degree in Government from the University of Central Florida and has done post-graduate work in electrical engineering at Stanford University.

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

John H. Hart has been a director of PLX since April 1999. Mr. Hart is currently a 3Com fellow and serves on the board of directors of Coherent Inc. and several private companies. In September 2000, he retired as Senior Vice President and Chief Technical Officer of 3Com Corporation, a position he held since August 1996. From the time Mr. Hart joined 3Com in September 1990 until July 1996, he was Vice President and Chief Technical Officer. Prior to joining 3Com, Mr. Hart worked for Vitalink Communications Corporation for seven years, where his most recent position was Vice President of Network Products. Mr. Hart is also a director of ClearSpeed Technology, PLC. Mr. Hart received a B.S. in Mathematics from the University of Georgia.

Robert H. Smith has been a director of PLX since November 2002. Mr. Smith is also a director of ON Semiconductor, a power and data management company.  From May 1995 to August 2002, Mr. Smith worked at Novellus Systems Inc., a semiconductor equipment manufacturer, where his last position was Executive Vice President of Administration in the Office of the CEO and board member. From June 1994 to September 1994, Mr. Smith held the position of chairman of the board of directors for Micro Component Technology, Inc., a semiconductor test-equipment manufacturer. From 1986 through 1990, Mr. Smith served as the president of Maxwell Graphics, Inc., a printing company. From 1982 through 1986, Mr. Smith held chief financial officer positions with Maxwell Communications of North America Corp. and R. R. Donnelley and Sons, printing companies. He previously held executive positions with Honeywell, Inc., Memorex Corp. and Control Data Corp. Mr. Smith is currently a member of the board of directors for Cirrus Logic, Inc and Virage Logic Corporation, both semiconductor companies, and Epicor Software Corporation, a software company.

Backlog

PLX's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. This results from expected changes in product delivery schedules and cancellation of product orders. In addition, PLX's sales will often reflect orders shipped in the same quarter that they are received.

ITEM 1A: RISK FACTORS

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

If a company’s operating results are below the expectation of public market analysts or investors, then the market price of its common stock could decline. Many factors that can affect a company’s quarterly and annual results are difficult to control or predict. Factors which can affect the operating results of a semiconductor company such as PLX are described below.

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

Other circumstances that can affect our operating results include:

•	the timing of significant orders, order cancellations and reschedulings,
•	the loss of a significant customer(s),
•	the availability of production capacity at the fabrication facilities that manufacture our products,
•	our significant customers could lose market share that may affect our business,
•	integration of our product functionality into our customers’ products,
•	our ability to develop, introduce and market new products and technologies on a timely basis,
•	introduction of products and technologies by our competitors,
•	unexpected issues that may arise with devices in production,
•	shifts in our product mix toward lower margin products,
•	changes in our pricing policies or those of our competitors or suppliers, including decreases in unit average selling prices of our products,
•	the availability and cost of materials to our suppliers,
•	general economic conditions, and
•	political climate.

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

Our Potential Future Acquisitions May Not Be Successful Because Of Our Limited Experience With Acquisitions In The Past

As part of our business strategy, we expect to review acquisition prospects that would complement our existing product offerings, improve market coverage or enhance our technological capabilities. Future acquisitions could result in any or all of the following:

•	potentially dilutive issuances of equity securities,
•	large acquisition-related write-offs,
•	the incurrence of debt and contingent liabilities or amortization expenses related to other intangible assets,
•	difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies,
•	diversion of management’s attention from other business concerns,
•	risks of entering geographic and business markets in which we have no or limited prior experience, and
•	potential loss of key employees of acquired organizations.

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

 Historically, a relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. In 2005, sales to Metatech accounted for 23% of net revenues.  In 2004, sales to Metatech accounted for 13% of our net revenues. In 2003, sales to Metatech and A2M, both distributors, accounted for 11% and 10%, respectively, of our net revenues. No other distributor or direct customer accounted for more than 10% of net revenues in any period presented.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. Net revenues through distributors accounted for approximately 57%, 53%, and 56% of our net revenues in 2005, 2004, and 2003, respectively. Some of our distributors also market and sell competing products. Distributors may terminate their relationships with us at any time. Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

Our Independent Manufacturers May Not Be Able To Meet Our Manufacturing Requirements

We do not manufacture any of our semiconductor devices. Therefore, we are referred to in the semiconductor industry as a “fabless” producer of semiconductors. Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications. We currently have third party manufacturers located in Japan, Taiwan and Malaysia, that can produce semiconductors which meet our needs. However, as the semiconductor industry continues to progress towards smaller manufacturing and design geometries, the complexities of producing semiconductors will increase. Decreasing geometries may introduce new problems and delays that may affect product development and deliveries. Due to the nature of the semiconductor industry and our status as a “fabless” semiconductor company, we could encounter fabrication-related problems that may affect the availability of our semiconductor devices, delay our shipments or may increase our costs.

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

In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions. Also, we compete with established microprocessor-based companies and others. Many of these indirect competitors and microprocessor-based companies have significantly greater financial, technical, marketing and other resources than PLX. Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business. See “Business -- Competition,” and “ -- Products” in Part I of Item I of this Form 10-K.

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

We do not have purchase agreements with our customers that contain minimum purchase requirements. Instead, electronic equipment manufacturers purchase our products pursuant to short-term purchase orders that may be canceled without charge. We believe that in order to obtain broad penetration in the markets for our products, we must maintain and cultivate relationships, directly or through our distributors, with electronic equipment manufacturers that are leaders in the microprocessor-based systems markets. Accordingly, we will incur significant expenditures in order to build relationships with electronic equipment manufacturers prior to volume sales of new products. If we fail to develop relationships with additional electronic equipment manufacturers to have our products designed into new microprocessor-based systems or to develop sufficient new products to replace products that have become obsolete, our business would be materially adversely affected.

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

The Demand For Our Products Depends Upon Our Ability To Support Evolving Industry Standards

A majority of our revenues are derived from sales of products, which rely on the PCI, PCI-X, USB, and PCI Express standards. If markets move away from these standards and begin using new standards, we may not be able to successfully design and manufacture new products that use these new standards. There is also the risk that new products we develop in response to new standards may not be accepted in the market. In addition, these standards are continuously evolving, and we may not be able to modify our products to address new specifications. Any of these events would have a material adverse effect on our business.

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

Sales outside of North America accounted for 68%, 68%, and 63% of our net revenues in 2005, 2004 and 2003, respectively. Sales outside of North America may fluctuate in future periods and are expected to account for a large portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

        None.

ITEM 2: PROPERTIES

We own one facility in Sunnyvale, California, which has approximately 55,000 square feet. This facility comprises our headquarters and includes our research and development, sales and marketing and administration departments. In addition, we have leases for an engineering design center in Utah and a sales office in Florida. Internationally, we lease sales offices in Japan, Taiwan and China. These leases comprise approximately 7,000 square feet and have terms expiring on or prior to January 2007. We believe that our current facilities will be adequate through 2006.

ITEM 3: LEGAL PROCEEDINGS

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to a vote of security holders during the three months ended December 31, 2005.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Stock Market and has been quoted on The Nasdaq National Market under the symbol "PLXT" since its initial public offering on April 5, 1999. The following table sets forth, for the periods indicated, the range of quarterly high and low closing price for our common stock as reported on The Nasdaq National Market:

2005	High Bid	Low Bid
First Quarter	$12.37	$7.65
Second Quarter	10.46	7.21
Third Quarter	10.90	7.83
Fourth Quarter	10.06	6.90
2004	High Bid	Low Bid
First Quarter	$11.20	$8.70
Second Quarter	17.26	10.55
Third Quarter	15.77	5.71
Fourth Quarter	11.22	7.96

As of March 1, 2006, there were approximately 194 holders of record of our common stock. As of March 1, 2006, the last reported sales price of our common stock was $12.82.

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

Securities Authorized For Issuance Under Equity Compensation Plans

This information is incorporated herein by reference to the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders under the heading "Equity Compensation Plan Information."

ITEM 6: SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2005	2004 (1)(3)	2003 (2)(4)	2002	2001
	in thousands, except per share data
Consolidated Statement of Operations Data:
Net Revenues	$54,615	$54,449	$38,038	$34,810	$44,128
Gross Margin	35,002	35,710	27,171	23,958	28,521
Operating Loss	(2,306)	(831)	(2,797)	(3,264)	(9,147)
Net Loss	(1,748)	(642)	(2,259)	(2,320)	(6,537)
Basic and Diluted Loss Per Share	$(0.06)	$(0.03)	$(0.10)	$(0.10)	$(0.28)
Shares Used to Compute Basic and Diluted Loss Per Share	27,198	25,422	22,755	22,785	23,258

	Years Ended December 31,
	2005	2004 (3)	2003 (4)	2002	2001
	in thousands, except per share data
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$21,028	$9,556	$10,955	$5,482	$9,631
Working Capital	36,995	23,108	23,846	23,601	21,859
Total Assets	117,911	110,473	81,803	71,975	75,229
Long-Term Debt	-	-	-	-	-
Total Stockholders' Equity	$107,489	$102,159	$76,021	$67,964	$70,553

(1)	Results of operations for 2004 include a $1.1 million charge for in-process research and development as it relates to the acquisition of NetChip Technology, Inc.
(2)	Results of operations for 2003 include a $0.9 million charge for in-process research and development as it relates to the acquisition of HiNT Corporation.
(3)	The Company acquired NetChip Technology, Inc. in May 2004.
(4)	The Company acquired HiNT Corporation in May 2003.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements include, without limitation, the statements regarding (a) the growing demand for standards-based components such as our semiconductor devices that connect systems together, (b) our objective to expand our advantages in data transfer technology, under the heading "Item 1, Business - Overview"; our expectation that we will support new I/O standards where appropriate, under the heading "Item 1, Business - The PLX Solution"; the statements regarding (a) our objective to continue to expand our market position as a developer and supplier of I/O connectivity solutions for high performance systems, (b) our plan to target those applications where we believe we can attain a leadership position, (c) that we seek to integrate additional I/O-related functions into our semiconductor devices, (d) our belief that our understanding of I/O technology trends and market requirements allows us to bring to market more quickly new products that support the latest I/O technology, under the heading "Item 1, Business - Strategy"; that we continue to integrate more functionality in our semiconductor devices and continue to enhance and expand our software development kits under the heading "Item 1, Business - Technology"; the statements regarding (a) our belief with respect to the principal factors of competition in the business, (b) our belief that we compete favorably with respect to each of those factors, under the heading "Item 1, Business - Competition"; the statements regarding (a) our expectation that revenues related to sales through distributors will continue to account for a significant portion of total revenues, (b) our belief that providing customers with comprehensive product support is critical to remaining competitive in the markets we serve, (c) our belief that our close contact with customer design engineers provides valuable input into existing product enhancements and next generation product specifications, under the heading "Item 1, Business - Sales, Marketing and Technical Support"; (a) our expectation that we will continue to make substantial investments in research and development and to participate in the development of industry standards, (b) our expectation that we will periodically seek to hire additional development engineers, under the heading "Item 1, Business - Research and Development"; our belief that the transition of our products to smaller geometries will be important for us to remain competitive under the heading "Item 1, Business - Manufacturing"; our plan to seek patent protection when necessary, under the heading "Item 1, Business - Intellectual Property"; our belief that our current facility will be adequate through 2006 under the heading "Item 2, Properties"; the statement regarding our intention to retain earnings for use in our business and not to pay any cash dividend in the foreseeable future under the heading "Item 5, Market for Registrant's Common Equity and Related Stockholder Matters"; our belief that our long-term success will depend on our ability to introduce new products under the heading "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview''; our belief that our existing resources, together with cash expected to be generated from our operations, will be sufficient to meet our capital requirements for at least the next twelve months under the heading "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under "Item 1A: Risk Factors - Factors That May Affect Future Operating Results" and are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading "Item 1A: Risk Factors - Factors That May Affect Future Operating Results," as well as those disclosed from time to time in our reports on Forms 10-Q and 8-K and our Annual Reports to Stockholders.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere in this report.

Overview

PLX was founded in 1986, and between 1994 and 2002 we focused on development of I/O interface semiconductors and related software and development tools that are used in systems incorporating the PCI standard. In 1994 and 1995, a significant portion of our revenues were derived from the sale of semiconductor devices that perform similar functions as our current products, except they were based on a variety of industry standards. Our revenues since 1996 have been derived predominantly from the sale of semiconductor devices based on the PCI standard to a large number of customers in a variety of applications including networking and telecommunications, enterprise storage, imaging, industrial and other embedded applications as well as in related adapter cards. In 2002, we shifted the majority of our development efforts to PCI Express. In September 2004, we began shipping products based on the PCI Express standard for next-generation systems. We generate less than 2% of our net revenues from sales of our software and hardware design kits.

In May 2003, we acquired HiNT Corporation which markets and sells PCI Bridges and PCI-X products into a variety of applications including networking and telecommunications, personal computer peripheral, imaging, industrial and other embedded applications. Beginning with the quarter ended June 30, 2003, our operating results include results of HiNT Corporation and its products.

In May 2004, we acquired NetChip Technology, Inc. which markets and sells USB Device Controllers used in a range of business and consumer applications, including printers, wireless LAN adapters, personal video recorders, and digital camcorders. Beginning with the quarter ended June 30, 2004, our operating results include results of NetChip Technology, Inc. and its products.

We utilize a “fabless” semiconductor business model whereby we purchase wafers and packaged and tested semiconductor devices from independent manufacturing foundries. This approach allows us to focus on defining, developing, and marketing our products and eliminates the need for us to invest large amounts of capital in manufacturing facilities and work-in-process inventory.

We rely on a combination of direct sales personnel and distributors and manufacturers’ representatives throughout the world to sell a significant portion of our products. We pay manufacturers’ representatives a commission on sales while we sell products to distributors at a discount from the selling price. We generally recognize revenue at the time of title passage. Recognition of sales to distributors, including international distributors, is deferred until the product is resold by the distributors to their customers. See “Certain Factors That May Affect Future Operating Results -- A Large Portion of Our Revenues Is Derived From Sales to Third-Party Distributors Who May Terminate Their Relationships with Us at Any Time.”

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

Our long-term success will depend on our ability to introduce new products. While new products typically generate little or no revenues during the first twelve months following their introduction, our revenues in subsequent periods depend upon these new products. Due to the lengthy sales cycle and additional time before our customers request volume production, significant revenues from our new products typically occur twelve to twenty-four months after product introduction. As a result, revenues from newly introduced products have, in the past, produced a small percentage of our total revenues in the year the product was introduced. See “Certain Factors That May Affect Future Operating Results -- Our Lengthy Sales Cycle Can Result in Uncertainty and Delays with Regard to Our Expected Revenues.”

Results of Operations

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

	Years Ended December 31,
	2005	2004	2003
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	35.9%	34.4%	28.6%
Gross margin	64.1%	65.6%	71.4%

Operating expenses
Research and development	33.8%	32.5%	39.6%
Selling, general and administrative	30.4%	29.4%	34.5%
In-process research and development	0.0%	2.1%	2.3%
Amortization and write-down of purchased intangible assets	4.1%	3.2%	2.4%
Total operating expenses	68.3%	67.2%	78.8%
Operating loss	(4.2)%	(1.6)%	(7.4)%
Interest income and other, net	1.5%	0.8%	1.5%
Loss before provision for income taxes	(2.7)%	(0.8)%	(5.9)%
Provision for income taxes	0.5%	0.5%	0.1%
Net loss	(3.2)%	(1.3)%	(5.9)%

Comparison of Years Ended December 31, 2005, 2004, and 2003

Net Revenues. Net revenues consist of product revenues generated principally by sales of our semiconductor devices. Net revenues for the year ended December 31, 2005 were $54.6 million, an increase of $0.2 million or 0.3% from $54.4 million for the year ended December 31, 2004. The increase was primarily due to sales of our next generation PCI Express products as a result of the general market adoption of the PCI Express standard, partially offset by lower sales of our PCI I/O devices and USB products. For the twelve months ended December 31, 2005, sales of our PCI I/O devices, USB products and PCI Express products accounted for 78.8%, 14.4% and 6.8%, respectively, of our total net revenues.  For the twelve months ended December 31, 2004, sales of our PCI I/O devices, USB products and PCI Express products accounted for 82.3%, 17.5% and 0.2%, respectively, of our total net revenues.  We continue to generate significant revenues from Asia. For the twelve months ended December 31, 2005 and 2004, approximately $28.7 million and $27.2 million, respectively, of net revenues were generated from Asia.

For the years ended December 31, 2005 and 2004, approximately 23% and 13%, respectively, of net revenues was derived from sales to one distributor, Metatech. The increase is primarily due to higher PCI Express product sales and increased sales in Asia. No other distributor or direct customer represented greater than 10% of net revenues in 2005 and 2004. We generate less than 2% of our net revenues from software and hardware design kits.

Net revenues for the year ended December 31, 2004 increased by $16.4 million or 43% to $54.4 million from $38.0 million for the year ended December 31, 2003. The increase was primarily due to sales of our USB products acquired as part of the NetChip Technology, Inc. acquisition which was completed in May 2004, as well as higher unit shipments of our PCI I/O devices. For the year ended December 31, 2004, approximately 13% of net revenue was derived from sales to one distributor, Metatech. No other distributor or direct customer represented greater than 10% of net revenues.

Customer demand for semiconductors can change quickly and unexpectedly.  Our revenue levels have been highly dependent on the amount of new orders that are received for product to be delivered to the customer within the same quarter, also called “turns fill” orders.  Throughout 2005, turns fill orders in any given quarter ranged from 50% to 70% of our total revenues.  Because of the long cycle time to build our products, our lack of visibility into demand when turns fill is high makes it difficult to predict what product to build to match future demand.  The high turns fill requirement together with the uncertainty of product mix and pricing, make it difficult to predict future levels of sales and profitability and may require us to carry higher levels of inventory.

Gross Margin. Gross margin represents net revenues less the cost of revenues. Cost of revenues primarily includes the cost of (1) purchasing semiconductor devices from our independent foundries, (2) packaging, assembly and test services from our independent foundries and assembly and test contractors and (3) our operating costs associated with the procurement, storage and shipment of products.

Gross margin for the year ended December 31, 2005 decreased by 0.2%, or $0.7 million, to $35.0 million from $35.7 million for 2004. As a percentage of sales, gross margin decreased to 64.1% for 2005 from 65.6% for 2004. The decrease in absolute dollars and as a percentage of sales was primarily due to a change in our product and customer mix as well as the effect of selling previously written-down inventory of $0.6 million in 2004.

Gross margin for the year ended December 31, 2004 increased by 31.4%, or $8.5 million, to $35.7 million for 2004 from $27.2 million for 2003. The increase in absolute dollars was primarily due to the shipments of USB products acquired as part of the NetChip Technology, Inc. acquisition beginning in May 2004 as well as higher unit shipments of PCI products. The decrease in gross margin as a percentage of sales to 65.6% for 2004 from 71.4% for 2003 was primarily due to shipments of lower margin products acquired as part of the NetChip Technology, Inc. acquisition. Included in gross margin for 2004 and 2003 is the effect of selling previously written-down inventory of $0.6 million and $0.7 million, respectively. The decrease in our gross margin percentage was primarily due to an expected change in our product and customer mix associated with the acquisition of NetChip Technology, Inc.

Future gross margin is highly dependent on the product and customer mix of net revenues. Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development Expenses. Research and development (R&D) expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants, non-recurring engineering at our independent foundries, and deferred stock compensation are included in R&D expenses.

R&D as a percent of net revenues increased to 33.8% for the year ended December 31, 2005 as compared to 32.5% for the same period in 2004. In absolute dollars, R&D expenses increased by $0.8 million, or 4.4%, to $18.5 million for the year ended December 31, 2005, from $17.7 million for the same period in 2004. Included in R&D is deferred stock compensation of $0.1 million for each of the years ended December 31, 2005 and 2004. The increase in R&D in absolute dollars and as a percentage of sales was primarily due to an increase of approximately $0.6 million in compensation and benefit expenses as a result of having a full year’s worth of compensation related to the NetChip acquisition as well as overall higher headcount and an increase in external engineering tools expense of approximately $0.3 million associated with the development of new products and enhancement of existing products.

R&D as a percent of net revenues decreased to 32.5% for the year ended December 31, 2004 as compared to 39.6% for the same period in 2003. The percentage decrease is due primarily to an increase in net revenues. In absolute dollars, R&D expenses increased by $2.7 million, or 17.5%, to $17.7 million for the year ended December 31, 2004, from $15.0 million for the same period in 2003. Included in R&D is deferred stock compensation of $0.1 million and $1.0 million for the years ended December 31, 2004 and 2003, respectively. The increase in R&D was primarily due to an increase of approximately $1.7 million in compensation and benefit expenses as a result of higher headcount associated primarily with the NetChip Technology, Inc. acquisition, and an increase in engineering tools expense of approximately $1.6 million associated with the development of new products and enhancement of existing products.

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

SG&A as a percent of net revenues increased to 30.4% for the year ended December 31, 2005, as compared to 29.4% for the year ended December 31, 2004. In absolute dollars, SG&A expenses increased by $0.6 million or 3.5% to $16.6 million for the year ended December 31, 2005 from $16.0 million for the same period in 2004. The increase in SG&A in absolute dollars and as a percentage of sales was due primarily to higher compensation and benefit expenses of approximately $1.1 million resulting mainly from higher compensation as a result of having a full year’s worth of NetChip related compensation expenses. This was partially offset by lower consulting and professional fees of $0.6 million due in part to the lower cost associated with our 2005 Sarbanes Oxley compliance effort compared to our effort in 2004.

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

We expect SG&A expenses in absolute dollars to likely increase in future periods.

Amortization and Write-down of Purchased Intangible Assets. Amortization and write-down of purchased intangible assets increased by $0.5 million or 31.7% to $2.3 million for the year ended December 31, 2005 from $1.7 million for the same period in 2004. The increase is due primarily to (1) having a full year’s worth of amortization expense from developed/core technology and customer base acquired as a result of the NetChip Technology, Inc. acquisition in May 2004 (see Note 7 to the Consolidated Financial Statements) and (2) a $0.2 million write-down of a tradename that was acquired as part of the Sebring Systems acquisition in 2000. A portion of the total amortization expense was attributable to amortization of developed/core technology which was $1.0 million and $0.7 million for the years ended December 31, 2005 and 2004, respectively.

Amortization of purchased intangible assets increased by $0.8 million or 84.5% to $1.7 million for the year ended December 31, 2004 from $0.9 million for the same period in 2003. The increase is due primarily to additional amortization expense from developed/core technology and customer base acquired as a result of the NetChip Technology, Inc. acquisition in May 2004 and the HiNT Corporation acquisition in May 2003.

Deferred Stock Compensation. We did not record deferred stock compensation in 2005. We recorded deferred stock compensation of $0.9 million related to unvested stock options assumed in connection with the acquisition of NetChip Technology, Inc. in May 2004. We recorded deferred stock compensation of $0.1 million related to unvested stock options assumed in connection with the acquisition of HiNT Corporation in May 2003. Unamortized deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized ratably to the Consolidated Statements of Operations over the vesting period of the applicable stock grants.

Amortization of deferred stock compensation expense recorded in 2005, 2004, and 2003, was $0.2 million, $0.1 million and $1.0 million, respectively. The $0.1 million increase from 2004 to 2005 is due primarily to us having a full year’s worth of amortization expense from deferred stock compensation expense acquired as a result of the NetChip Technology, Inc. acquisition in May 2004. The $0.9 million decrease in deferred stock compensation expense from 2003 to 2004 is primarily the result of certain stock options becoming fully vested. Substantially all of these amounts are included in research and development expenses.

Interest Income. Interest income reflects interest earned on average cash, cash equivalents and short-term and long-term investment balances. Interest income increased to $0.8 million in 2005 from $0.4 million for 2004. This increase was primarily due to higher cash and investment balances as well as higher interest rates. Interest income remained flat at $0.4 million for 2003 as compared to 2004.

Other Income, Net. Other income, net, remained relatively flat at $12,000 for 2005 and 2004.

Provision for Income Taxes. Income tax expense for the period ended December 31, 2005 was $0.3 million on a pretax loss of $1.5 million, compared to income tax expense of $0.3 million on a pretax loss of $0.4 million and income tax expense of $29,000 on a pretax loss of $2.2 million for the periods ended December 31, 2004 and 2003, respectively.  Our 2005 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to the recording of a valuation allowance for the deferred tax asset partially offset by the benefit of research and development tax credits. Our 2004 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to the write off of in-process research and development and the impact of purchase accounting. This was partially offset by the benefit of research and development tax credits. Our 2003 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible amortization of deferred compensation and the write off of in-process research and development.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments were $35.0 million at December 31, 2005, an increase of $4.7 million from $30.3 million at December 31, 2004. The increase was primarily due to the following: (1) a net loss of $1.7 million adjusted for non-cash expenses of $4.8 million, which includes $2.3 million in amortization of intangible assets, (2) increases in accounts payable, other accrued expenses and deferred revenues of $0.9 million, $0.6 million and $0.7 million, respectively, (3) a decrease in other current assets of $0.2 million and (4) cash received from the exercise of stock options of $1.6 million. This was partially offset by: (1) an increase in accounts receivable of $1.1 million due primarily to higher product shipments in December 2005 as compared to December 2004, (2) increases in inventories and other assets of $0.2 million and $0.3 million, respectively, and (3) capital expenditures of $0.7 million.

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock.  At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.  Approximately 774,000 shares had been repurchased for approximately $1.9 million in cash in 2003. We did not repurchase any shares during 2004 or 2005.

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

As of December 31, 2005, we had the following significant contractual obligations and commercial commitments (in thousands):
	Payments due in
	Total	Less than 1 Year	1-3 Years
Operating leases - facilities and equipment	$126	$119	$7
Software licenses	4,187	716	3,471
Inventory purchase commitments	8,663	8,663	-
Total cash obligations	$12,976	$9,498	$3,478

See Note 11 to our Consolidated Financial Statements for additional information on our contractual obligations and commercial commitments.

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

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance, where applicable, has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Revenue from product sales to direct customers is recognized upon shipment and transfer of risk of loss, generally shipping point, if we believe collection is reasonably assured and all other revenue recognition criteria are met. We assess the probability of collection based on a number of factors, including past transaction history and the customer’s creditworthiness.  At the end of each reporting period, the sufficiency of allowances is assessed based on the age of the receivable and the individual customer’s creditworthiness.

We also sell products to distributors under agreements which may or may not include price protection and stock rotation programs. Revenue from sales of our products to all distributors is recognized when the distributor sells the product to an end customer.  When we sell our products to distributors, we defer our gross selling price of the product shipped and its related cost and reflect such net amounts on our balance sheet as a current liability entitled “deferred revenues”. Net revenues from the sales of our software developments tools is generally recognized upon shipment and is insignificant for all years presented.

We currently defer revenue on sales to distributors until the distributor has resold the product to its customer. We are performing an evaluation of whether to recognize such revenue at the time of shipment to a distributor. Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” sets forth conditions that must be met to recognize revenue at the time of sale. Among those conditions is that a company that provides a right of return to a buyer be able to reasonably estimate the amount of future returns. In the past, we have concluded that we did not meet this condition, so we have deferred revenue on sales to distributors in the manner described above. We believe our ability to estimate returns and pricing concessions has improved. At December 31, 2005, we are carrying approximately $2.0 million in deferred revenues on the balance sheet, which represents the net deferred margin on approximately $2.9 million on shipments to all distributors. We anticipate that we will complete this evaluation in the first quarter of 2006 and that we are likely to conclude that it is appropriate to recognize revenue on sales to most or all of the distributors at the time we ship products to them.  As a result of this expected change, we would expect a material one-time increase in our revenues and operating income for the first quarter of 2006.

Inventory Valuation. We evaluate the need for potential write-downs of inventory by considering a combination of factors. Based on the life of the product, sales history, obsolescence, and sales forecast, we may record write-downs to our inventory ranging from 0% to 100%. Any adverse changes to our future product demand may result in increased write-downs, resulting in decreased gross margin. In addition, future sales of any of our previously written down inventory may result in increased gross margin in the period of sale.

Allowance for Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on length of time the receivables are past due, generally thirty days. We record reserves for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. Once we have exhausted collection efforts, we will reduce the related accounts receivable against the allowance established for that receivable. We have certain customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer's creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material affect on our results of operations in the period in which such changes or events occur. Historically, our write-offs have been insignificant.

 Goodwill. Our methodology for allocating the purchase price related to purchase acquisitions is determined through established valuation techniques. Goodwill is measured as the excess of the cost of the acquisition over the amounts assigned to identifiable assets acquired less assumed liabilities. We have one operating segment and business reporting unit, the sales of semiconductor devices, and we perform goodwill impairment tests annually on November 1 and between annual tests in certain circumstances. To date, no such impairment has been recorded. In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

Taxes. We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2005, we carried a valuation allowance for the entire deferred tax asset of $14.1 million as a result of uncertainties regarding the realization of the asset balance (see Note 10 to the Consolidated Financial Statements). Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may significantly increase income in the period such determination is made.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 “Inventory Costs”. SFAS 151  amends  the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the  accounting  for abnormal amounts of idle  facility  expense, freight,  handling  costs,  and wasted  material  (spoilage). In addition,  SFAS 151  requires  that  allocation  of  fixed production  overhead to the costs of conversion be based  on  the normal capacity of the production facilities. The provisions of SFAS 151 will be effective for fiscal years beginning after June 15, 2005. We are currently evaluating the impact of SFAS 151, but believe that it will not have a material impact on our financial position, consolidated statements of operations or consolidated statements of cash flows.

In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R was originally effective for reporting periods beginning after June 15, 2005. On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS 123R for calendar year companies until the beginning of 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition beginning in the first fiscal quarter of 2006. See "Stock-Based Compensation" (Note 1 of the Consolidated Financial Statements) for the pro forma net loss and net loss per share amounts, for the years ended December 31, 2005, 2004, and 2003 as if we had used a fair-value-based method similar to the methods required under SFAS 123 to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a material impact on our consolidated statements of operations and net income (loss) per share.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first fiscal quarter of 2006.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio of fixed income securities, including those classified as cash equivalents and investments of approximately $32.4 million at December 31, 2005. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. The Company invests primarily in high-quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in approximately a $0.1 million decrease (less than 1%) in the fair value of the Company's available-for-sale securities. At December 31, 2005 and 2004, we had unrealized losses on our investments of approximately $43,000 and $0.2 million, respectively.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained in the financial statements and schedule set forth in Item 15 (a) of this Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Based on their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

(b)	Changes in internal controls.

  There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, BDO Seidman, LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

ITEM 9B: OTHER INFORMATION

On March 2, 2006, the Compensation Committee (the “Committee”) of the Board of Directors of PLX Technology, Inc. (the “Company”), approved the 2006 Bonus and Deferred Compensation Plan (the “Plan”) effective as of January 1, 2006 to encourage performance and achieve retention of a select group of executive employees of the Company. The Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code (the “Code”), recently enacted under the American Jobs Creation Act of 2004. Section 409A imposes a number of requirements on non-qualified deferred compensation plans, primarily relating to the timing of elections and distributions. The following is a summary of the terms and conditions of the Plan that are material to the Company. The Plan provides for a bonus amount for the 2006 performance to be awarded to eligible employees. Portions of such bonus amount shall be paid to employees on January 31st of each of 2007, 2008 and 2009. No interest shall be paid on any such bonus.

Through December 31, 2006, the Committee, in its sole and unlimited discretion, may amend or terminate the Plan. After January 1, 2007, the Committee may amend or terminate the Plan, provided that such amendment does not reduce or increase any benefit to which a participant has accrued and is otherwise entitled to under the terms of the Plan, nor accelerate the timing of any payment under the Plan, except as permitted under Code Section 409A.

The foregoing description of the Plan is qualified in its entirety by reference to the Plan, a copy of which is filed herewith as Exhibit 10.15 and is incorporated herein by reference.

  PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders.

 PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         1.      Consolidated Financial Statements

       For the following financial information included herein, see Index on page 38:
Report of BDO Seidman, LLP, Independent Registered Public Accounting Firm

Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm

Report of BDO Seidman, LLP. Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Balance Sheets as of December 31, 2005 and 2004.

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2005.

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2005.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedule

The financial statement schedules of the Company are included in Part IV of this report: For the three years ended December 31, 2005-II Valuation and Qualifying Accounts. All other schedules have been omitted because they are not applicable.

3.	Exhibit Index

See Exhibit Index immediately following the signature page for a list of exhibits filed or incorporated by reference as a part of this report.

(b)	Exhibits

The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15 (a) (3) above.

PLX TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PLX Technology, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheet of PLX Technology, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. We have also audited Schedule II - Valuation and Qualifying Accounts as of and for the year ended December 31, 2005. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLX Technology, Inc. at December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule II - Valuation and Qualifying Accounts presents fairly, in all material respects, the information set forth therein as of and for the year ended December 31, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PLX Technology, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
San Francisco, California
February 24, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PLX Technology, Inc.

We have audited the accompanying consolidated balance sheet of PLX Technology, Inc. as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the two years in the period ended December 31, 2004. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PLX Technology, Inc. at December 31, 2004 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP
San Jose, California
February 24, 2005

 Report of BDO Seidman, LLP, Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
PLX Technology, Inc.
Sunnyvale, California

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that PLX Technology, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that PLX Technology, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, PLX Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, and the 2005 financial statement schedule listed in the accompanying index, of PLX Technology, Inc. and our report dated February 24, 2006, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
San Francisco, California
February 24, 2006

PLX TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$21,028	$9,556
Short-term investments	14,015	10,565
Accounts receivable, less allowance for doubtful accounts of $131 in 2005 and $127 in 2004	6,203	5,084
Inventories	4,328	4,159
Other current assets	1,842	2,058
Total current assets	47,416	31,422
Goodwill	35,818	30,965
Other purchased intangible assets,
net of accumulated amortization of $6,071 in 2005 and $4,164 in 2004	4,729	6,991
Property and equipment, net	29,535	30,860
Long-term investments	-	10,155
Other assets	413	80
Total assets	$117,911	$110,473

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,530	$3,627
Accrued compensation and benefits	1,754	1,813
Deferred revenues	1,963	1,310
Accrued commissions	298	300
Other accrued expenses	1,877	1,264
Total current liabilities	10,422	8,314

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $.001 par value per share:
Authorized -- 5,000,000 shares: none issued and outstanding	-	-
Common stock, $.001 par value per share: authorized -- 50,000,000 shares:
issued and outstanding -- 27,666,868 in 2005 and 26,706,763 in 2004	28	27
Additional paid-in capital	118,441	111,739
Deferred stock compensation	(128)	(406)
Accumulated other comprehensive loss	(114)	(211)
Accumulated deficit	(10,738)	(8,990)
Total stockholders' equity	107,489	102,159
Total liabilities and stockholders' equity	$117,911	$110,473

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Net revenues	$54,615	$54,449	$38,038
Cost of revenues	19,613	18,739	10,867
Gross margin	35,002	35,710	27,171

Operating expenses
Research and development	18,469	17,686	15,048
Selling, general and administrative	16,577	16,014	13,114
In-process research and development	-	1,123	875
Amortization and write-down of purchased intangible assets	2,262	1,718	931
Total operating expenses	37,308	36,541	29,968
Operating loss	(2,306)	(831)	(2,797)
Interest income	812	435	437
Other income, net	11	12	130
Loss before provision for income taxes	(1,483)	(384)	(2,230)
Provision for income taxes	265	258	29
Net loss	$(1,748)	$(642)	$(2,259)

Basic and diluted net loss per share	$(0.06)	$(0.03)	$(0.10)

Shares used to compute basic and diluted per share amounts	27,198	25,422	22,755

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

					Notes	Accumulated
				Deferred	Receivable	Other
			Additional	Stock	for Employee	Comprehensive		Total
	Common Stock		Paid-in	Compen-	Stock	Income	Accumulated	Stockholders'
	Shares	Amount	Capital	sation	Repurchases	(Loss)	Deficit	Equity
Balance at December 31, 2002	21,124,192	$21	$74,953	$(900)	$(67)	$46	$(6,089)	$67,964
Issuance of common stock and options related
to the acquisition of HiNT Corporation	2,996,589	3	10,160	-	-	-	-	10,163
Deferred compensation on options issued	-
related to acquisition of HiNT Corporation		-	-	(110)	-	-	-	(110)
Issuance of stock pursuant
to exercise of stock options	69,687	-	317	-	-	-	-	317
Stockholder notes receivable interest	-	-	-	-	(3)	-	-	(3)
Repurchase of common stock	(342,300)	-	(922)	-	-	-	-	(922)
Amortization of deferred stock compensation		-	-	966	-	-	-	966
Comprehensive loss:
Change in unrealized loss on investments	-	-	-	-	-	(91)	-	(91)
Translation adjustments	-	-	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	-	-	(2,259)	(2,259)
Total comprehensive loss								(2,354)
Balance at December 31, 2003	23,848,168	24	84,508	(44)	(70)	(49)	(8,348)	76,021
Issuance of common stock and options related
to the acquisition of HiNT Corporation	337,162		2,994	-	-	-	-	2,994
Issuance of common stock and options related
to the acquisition of NetChip Technology, Inc.	2,035,077	2	22,588	-	-	-	-	22,590
Deferred compensation on options issued
related to acquisition of HiNT Corporation	-	-	-	(869)	-	-	-	(869)
Issuance of stock pursuant
to exercise of stock options	486,356	1	2,026		-	-	-	2,027
Repayment of stockholder notes receivable	-	-	-	-	70	-	-	70
Reversal of deferred compensation on options
associated with employee terminations	-	-	(377)	377	-	-	-	-
Amortization of deferred stock compensation	-	-	-	130	-	-	-	130
Comprehensive loss:
Change in unrealized loss on investments	-	-	-	-	-	(163)	-	(163)
Translation adjustments	-	-	-	-	-	1	-	1
Net loss	-	-	-	-	-	-	(642)	(642)
Total comprehensive loss								(804)
Balance at December 31, 2004	26,706,763	27	111,739	(406)	-	(211)	(8,990)	102,159

Proceeds from the exercise of warrants assumed
in the acquisition of HiNT Corporation	3,057	-	26	-	-	-	-	26
Issuance of common stock related to the
acquisition of NetChip Technology, Inc.	554,306	1	5,119	-	-	-	-	5,120
Issuance of stock pursuant
to exercise of stock options	402,742	-	1,641	-	-	-	-	1,641
Reversal of deferred compensation on options
associated with employee terminations	-	-	(110)	110	-	-	-	-
Amortization of deferred stock compensation	-	-	-	168	-	-	-	168
Tax benefit related to exercise of stock options	-	-	26	-	-	-	-	26
Comprehensive loss:
Change in unrealized loss on investments	-	-	-	-	-	115	-	115
Translation adjustments	-	-	-	-	-	(18)	-	(18)
Net loss	-	-	-	-	-	-	(1,748)	(1,748)
Total comprehensive loss								(1,651)
Balance at December 31, 2005	27,666,868	$28	$118,441	$(128)	$-	$(114)	$(10,738)	$107,489

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net loss	$(1,748)	$(642)	$(2,259)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization	2,065	2,197	2,335
Amortization of deferred stock compensation	168	130	966
Amortization and write-down of purchased intangible assets	2,262	1,718	929
In-process research and development	-	1,123	875
Changes in pre-acquisition deferred tax balances	207	162	-
Other non-cash items	215	135	104
Changes in operating assets and liabilities:
Accounts receivable	(1,123)	1,480	(1,840)
Inventories	(169)	(1,772)	(423)
Income tax receivable	-	-	3,635
Other current assets	216	(313)	225
Other assets	(333)	253	(20)
Accounts payable	903	766	(413)
Accrued compensation and benefits	(59)	360	380
Deferred revenues	653	319	378
Accrued commissions	(2)	(233)	167
Other accrued expenses	611	(1,035)	(714)
Net cash provided by operating activities	3,866	4,648	4,325

Cash flows provided by (used in) investing activities:
Cash paid for the acquisition of HiNT Corporation	-	(137)	(704)
Cash acquired in acquisition of NetChip Technology, Inc.	-	2,821	-
Purchase of investments	(6,027)	(22,815)	(6,094)
Sales and maturities of investments	12,725	13,902	10,000
Purchase of property and equipment	(740)	(1,919)	(1,441)
Net cash provided by (used in) investing activities	5,958	(8,148)	1,761

Cash flows provided by (used in) financing activities:
Proceeds from exercise of common stock options	1,641	2,027	317
Proceeds from exercise of warrants	26	-	-
Repurchases of common stock	-	-	(922)
Proceeds from stockholder notes receivable	-	70	-
Net cash provided by (used in) financing activities	1,667	2,097	(605)
Effect of exchange rate fluctuations on cash and cash equivalents	(19)	4	(8)
Increase (decrease) in cash and cash equivalents	11,472	(1,399)	5,473
Cash and cash equivalents at beginning of year	9,556	10,955	5,482
Cash and cash equivalents at end of year	$21,028	$9,556	$10,955

Supplemental disclosure of cash flow information:
Cash from income tax refunds	$79	$16	$4,028
Cash paid for income taxes	$14	$74	$49

Non-cash investing and financing activities
Common stock issued for the acquisition of HiNT Corporation	$-	$2,994	$10,163
Common stock issued for the acquisition of NetChip Technology, Inc.	$5,120	$22,590	$-

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Description of Business

PLX Technology, Inc. ("PLX" or the "Company"), a Delaware corporation established in May 1986, develops and supplies semiconductor devices that accelerate and manage the transfer of data in microprocessor-based systems including networking and telecommunications, enterprise storage, servers, personal computers (PCs), PC peripherals, consumer electronics, imaging and industrial products. The Company offers a complete solution consisting of three related types of products: semiconductor devices, software development kits and hardware design kits. The Company’s semiconductor devices simplify the development of data transfer circuits in micro-processor based systems. The Company’s software development kits and hardware design kits promote sales of its semiconductor devices by lowering customers' development costs and by accelerating their ability to bring new products to market. The Company utilizes a “fabless” semiconductor business model whereby it purchases wafers and packaged and tested semiconductor devices from independent manufacturing foundries. Semiconductor devices account for substantially all of the Company's net revenues.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries in China, Japan and the United Kingdom. All intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). At December 31, 2005, the Company’s securities consisted of debt securities. Under SFAS 115, management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2005 and 2004, all debt securities were designated as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in a separate component of stockholders' equity. The fair value of securities is based on quoted market prices. The amortized cost of debt securities in this category is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization, as well as any interest earned on the securities, is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience and customer economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance when the Company believes that it is probable the receivable will not be recovered.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories were as follows:

	December 31,
	2005	2004
	(in thousands)
Work-in-process	$1,605	$1,083
Finished goods	2,723	3,076
Total	$4,328	$4,159

The Company evaluates the need for potential write-downs of inventory by considering a combination of factors. Based on the life of the product, sales history, obsolescence and sales forecast, the Company may record write-downs to inventory ranging from 0% to 100%.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the value of net assets of businesses acquired pursuant to Statement of Financial Accounting Standards No. 141, "Business Combinations" and is carried at cost unless write-downs for impairment are required. The Company evaluates the carrying value of goodwill on an annual basis (November 1st) and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable. Such indicators would include a significant reduction in the Company's market capitalization, a decrease in operating results or a deterioration in the Company's financial position. To date, no such impairment has been recorded. The Company operates under a single reporting unit and accordingly, all of its goodwill is associated with the entire company.

The purchased intangible assets including customer base and developed/core technology are being amortized over the assets’ useful lives, which ranges from three to six years. Also, see Note 7 to the Consolidated Financial Statements. The Company evaluates other intangible assets for impairment whenever events and circumstances indicate that such assets might be impaired.

Changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows (in thousands):

Balance as of December 31, 2003	$15,998
NetChip acquisition	11,998
HiNT acquisition - additional consideration (see note 3)	3,131
Changes in pre-acquisition deferred tax balances	(162)
Balance as of December 31, 2004	30,965
NetChip acquisition - additional consideration (see note 3)	5,120
Changes in pre-acquisition deferred tax balances	(207)
Other	(60)
Balance as of December 31, 2005	$35,818

Long-lived Asset Impairment

Long-lived assets, principally property and equipment and identifiable intangibles, held and used by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS 144. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Also see Note 7 to the Consolidated Financial Statements.

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

Property and equipment are as follows:

	December 31,
	2005	2004
	(in thousands)
Land	$8,550	$8,550
Building	19,333	19,333
Equipment and furniture	10,357	11,168
Purchased software	4,064	4,878
	42,304	43,929
Accumulated depreciation and amortization	(12,769)	(13,069)
Net property and equipment	$29,535	$30,860

Depreciation expense was approximately $2.1 million, $2.2 million and $2.3 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Foreign Currency Translation

The functional currency of each of the Company’s international subsidiaries in China, Japan and the United Kingdom is the local currency of the country in which it operates. Assets and liabilities of the Company’s foreign subsidiaries are translated into the Company’s reporting currency at month-end exchange rates. Revenues and expenses of the Company’s foreign subsidiaries are translated into the Company’s reporting currency at weighted-average exchange rates.

Income Taxes

Income taxes are accounted for using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that all or some portion of deferred tax assets will not be realized.

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

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, then the Company's net loss per share would have been adjusted to the pro forma amounts indicated below:

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Net loss as reported	$(1,748)	$(642)	$(2,259)
Add: Stock-based compensation included in reported net loss	168	130	966
Deduct: Stock-based compensation cost under SFAS 123	(5,291)	(5,257)	(6,348)
Pro forma net loss	$(6,871)	$(5,769)	$(7,641)

Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro forma
net loss per common share - basic and diluted	27,198	25,422	22,755
Pro forma net loss per common share - basic and diluted	$(0.25)	$(0.23)	$(0.34)
Reported net loss per common share - basic and diluted	$(0.06)	$(0.03)	$(0.10)

Pro forma information regarding net loss is required by FAS 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by FAS 123. Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used for 2005, 2004, and 2003:

	Years Ended December 31,
	2005	2004	2003
Volatility	0.93	1.13	1.16
Expected life of options (in years)	4.68	5.10	5.15
Dividend yield	--%	--%	--%
Risk-free interest rate	4.00%	3.55%	3.23%

       The weighted average grant date fair value of options granted during 2005, 2004, and 2003 was $7.14, $9.15, and $2.98, respectively.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance, where applicable, has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Revenue from product sales to direct customers is recognized upon shipment and transfer of risk of loss, if the Company believes collection is reasonably assured and all other revenue recognition criteria are met. The Company assesses the probability of collection based on a number of factors, including past transaction history and the customer’s creditworthiness.  At the end of each reporting period, the sufficiency of allowances is assessed based on the age of the receivable and the individual customer’s creditworthiness.

The Company also sells products to distributors under agreements which may or may not include price protection and stock rotation programs. Revenue from sales of the Company’s products to all distributors is recognized when the distributor sells the product to an end customer.  When the Company sells its products to distributors, it defers its gross selling price of the product shipped and its related cost and reflect such net amounts on the balance sheet as a current liability entitled “deferred revenues”. Net revenues from the sales of the Company’s software and hardware design kits is generally recognized upon shipment and is insignificant for all years presented.

The Company currently defers revenue on sales to distributors until the distributor has resold the product to its customer. The Company is performing an evaluation of whether to recognize such revenue at the time of shipment to a distributor. Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” sets forth conditions that must be met to recognize revenue at the time of sale. Among those conditions is that a company that provides a right of return to a buyer be able to reasonably estimate the amount of future returns. In the past, the Company has concluded that it did not meet this condition, so it has deferred revenue on sales to distributors in the manner described above. The Company believes that its ability to estimate returns and pricing concessions has improved. At December 31, 2005, the Company is carrying approximately $2.0 million in deferred revenues on the balance sheet, which represents the net deferred margin on approximately $2.9 million on shipments to all distributors. The Company anticipates that it will complete this evaluation in the first quarter of 2006 and that it is likely to conclude that it is appropriate to recognize revenue on sales to most or all of the distributors at the time it ships products to them. As a result of this expected change, the Company would expect a material one-time increase in its revenues and operating income for the first quarter of 2006.

Product Warranty

The Company generally sells products with a limited warranty of product quality for a period of one year and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity.

Software Development Costs

In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," the Company is required to capitalize eligible computer software costs upon achievement of technological feasibility subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. The period between the achievement of technological feasibility and release of the Company's software products has been of short duration. As of December 31, 2005, 2004, and 2003 such costs were insignificant. Accordingly, the Company has charged all such costs to research and development expenses in the accompanying consolidated statements of operations.

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

Comprehensive Loss

At December 31, 2005, the components of accumulated other comprehensive loss, reflected in the Consolidated Statements of Stockholders' Equity, consisted of the following:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Unrealized gain (loss) on investments, net	$(43)	$(157)	$6
Cumulative translation adjustments	(71)	(54)	(55)
Accumulated other comprehensive loss	$(114)	$(211)	$(49)

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 “Inventory Costs”. SFAS 151 amends  the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the  accounting  for abnormal amounts of idle  facility  expense, freight,  handling  costs,  and wasted  material  (spoilage). In addition,  SFAS 151  requires  that  allocation  of  fixed production  overhead to the costs of conversion be based  on  the normal capacity of the production facilities. The provisions of SFAS 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS 151, but believe that it will not have a material impact on the Company’s financial position, consolidated statements of operations or consolidated statements of cash flows.

In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R was originally effective for reporting periods beginning after June 15, 2005. On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of FAS 123R for calendar year companies until the beginning of 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition beginning in the first fiscal quarter of 2006. See "Stock-Based Compensation" (Note 1) for the pro forma net loss and net loss per share amounts, for the years ended December 31, 2005, 2004, and 2003, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123 to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expect the adoption to have a material impact on our consolidated statements of operations and net income (loss) per share.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first fiscal quarter of 2006.

2. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

As the Company incurred a loss for each of the years ended December 31, 2005, 2004, and 2003, the effect of dilutive securities, totaling 4.5 million, 4.4 million, and 4.2 million equivalent shares, respectively, have been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive. Dilutive securities are comprised of options to purchase common stock.

3. Business Combination

On May 24, 2004, the Company purchased NetChip Technology, Inc., a fabless supplier of high-performance semiconductors based on Universal Serial Bus (USB) and Peripheral Component Interconnect (PCI) standards, for an aggregate purchase price, including acquisition costs, of $27.3 million. Included in the aggregate purchase price is the June 20, 2005 issuance of 554,306 shares of the Company’s common stock valued at approximately $5.1 million to the former NetChip Technology, Inc. shareholders because the purchased entity partially met certain agreed upon milestones. The Company has no additional obligation to pay contingent purchase consideration outstanding. The transaction was accounted for using purchase accounting. The Company acquired NetChip Technology, Inc. in order to expand its position of strength in the market for PCI, PCI-X and PCI Express interconnect chips to include the USB product line, where NetChip Technology, Inc. offered an industry-leading product line offering high-performance and low-power products for the USB 2.0 market. NetChip Technology, Inc. also had PCI Express products in development that complemented the Company's PCI Express chips. The combined company provides a wide selection of interconnect chips based on these standards.

4. Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

The Company invests its excess cash in high quality, short-term and long-term debt instruments. The following is a summary of the Company's investments by major security type at December 31, 2005 and December 31, 2004 (in thousands):

	Amortized	Unrealized	Estimated
	Cost	Gains (Losses), net	Fair Value
2005
Classified as Current Assets:
Cash	$2,678	$-	$2,678
Cash equivalents:
Money market mutual funds	7,977	-	7,977
Commercial paper	10,375	(2)	10,373
Total cash equivalents	18,352	(2)	18,350
Total cash and cash equivalents	21,030	(2)	21,028

Short term investments:
Commercial paper	3,880	(1)	3,879
Corporate bonds	1,167	(6)	1,161
US government & agency securities	9,009	(34)	8,975
Total short-term investments	14,056	(41)	14,015

Total cash, cash equivalents, and short-term investments	$35,086	$(43)	$35,043

2004
Classified as Current Assets:
Cash	$1,896	$-	$1,896
Cash equivalents:
Money market mutual funds	6,360	-	6,360
Municipal auction rate securities	3,975	-	3,975
Commercial paper	1,300	-	1,300
Total cash equivalents	11,635	-	11,635
Total cash and cash equivalents	13,531	-	13,531

Short term investments:
Commercial paper	2,298	-	2,298
Corporate bonds	1,306	(16)	1,290
US government & agency securities	3,016	(14)	3,002
Total short-term investments	6,620	(30)	6,590

Long-term investments:
Corporate bonds	1,197	(7)	1,190
US government & agency securities	9,085	(120)	8,965
Total long-term investments	10,282	(127)	10,155
Total cash, cash equivalents, short-term and long-term investments	$30,433	$(157)	$30,276

       At December 31, 2005, the contractual maturity of investments (including cash equivalents) was less than one year.  The Company determined the $43,000 unrealized losses as of December 31, 2005 were due to declines in the fair values of the investments below their cost basis that were judged to be temporary.  Therefore, there were no impairments as of December 31, 2005.

5. Concentrations of Credit, Customer and Supplier Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments and trade receivables. The Company generally invests its excess cash in money market funds, commercial paper of corporations with high credit ratings, municipal bonds, and treasury bills. The Company’s cash, cash equivalents and short-term investments were approximately $35.0 million as of December 31, 2005 which exceeded the amount insured by the FDIC. The Company has not experienced any significant losses on its cash equivalents or short and long-term investments.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company's single largest receivable balance accounted for approximately 21% and 20%, of net accounts receivable as of December 31, 2005 and 2004, respectively.

The Company analyzes the need for reserves for potential credit losses and records reserves when necessary. Through fiscal 2005, a relatively small number of direct customers and distributors accounted for a significant percentage of the Company's revenues. For the year ended December 31, 2005, approximately 23% of net revenue was derived from sales to one distributor, Metatech. No other distributor or direct customer represented greater than 10% of net revenues. For the year ended December 31, 2004, approximately 13% of net revenue was derived from sales to one distributor, Metatech. No other distributor or direct customer represented greater than 10% of net revenues. For the year ended December 31, 2003, approximately 11% and 10% of net revenue were derived from sales to two distributors, Metatech and A2M, respectively. No other distributor or direct customer represented greater than 10% of net revenues.

Currently, the Company relies on single source suppliers for the significant majority of its product inventory. As a result, should the Company's current suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results may be adversely impacted.

6. Employee Stock Plans

At December 31, 2005, 5,515,956 shares of the Company's common stock were reserved for future issuance.

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

Activity under the Company’s 1998 and 1999 Plans, as well as the Sebring Systems, Inc. 1997 Stock Option/Stock Issuance Plan, the HiNT Corporation 2000 Stock Plan and the NetChip Technology, Inc. 1996 Flexible Stock Incentive Plan, assumed upon the Company’s acquisition of Sebring Systems, Inc., HiNT Corporation and NetChip Technology, Inc., respectively, is summarized as follows:

		Options Outstanding
	Options			Weighted
	Available		Aggregate	Average
	for	Number of	Exercise	Exercise
	Grant	Options	Price	Price
Balance at December 31, 2002	2,026,007	3,403,308	$44,535,923	$13.09
Options assumed	-	267,920	415,645	1.55
Options granted	(942,500)	942,500	3,303,040	3.50
Options exercised	-	(69,687)	(317,338)	4.55
Options cancelled	306,021	(307,627)	(4,152,600)	13.50
Balance at December 31, 2003	1,389,528	4,236,414	43,784,670	10.34
Options authorized	700,000	-	-	-
Options assumed	-	126,419	232,219	1.84
Options granted	(969,850)	969,850	10,093,811	10.41
Options exercised	-	(486,356)	(2,026,986)	4.17
Options cancelled	444,453	(480,292)	(5,533,876)	11.52
Balance at December 31, 2004	1,564,131	4,366,035	46,549,838	10.66
Options granted	(979,300)	979,300	8,772,075	8.96
Options exercised	-	(402,742)	(1,641,389)	4.08
Options cancelled	448,074	(459,542)	(6,316,427)	13.75
Balance at December 31, 2005	1,032,905	4,483,051	$47,364,097	10.57

There were no options assumed in 2005. Options assumed in 2004 of 126,419 represent options related to the May 2004 acquisition of NetChip Technology, Inc. Options assumed in 2003 of 267,920 represent options related to the May 2003 acquisition of HiNT Corporation. Options assumed from both NetChip Technology, Inc. and HiNT Corporation are no longer available for grant once canceled.

The following table summarizes the information about options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$0.88-$4.10	756,270	6.64 years	$3.09	520,467	$3.04
$4.48-$7.95	885,254	4.86 years	6.89	714,439	6.77
$7.98-$9.00	882,951	5.65 years	8.79	309,678	8.82
$9.12-$10.29	770,727	7.85 years	9.47	224,912	9.23
$12.37-$21.06	824,130	5.75 years	17.68	727,420	17.96
$23.31-$27.00	363,719	4.51 years	25.55	363,719	25.55
Total	4,483,051	5.97 years	$10.57	2,860,635	$11.74

As of December 31, 2005, 2004, and 2003, there were 2,860,635, 2,769,349, and 2,500,572 stock options exercisable at weighted average exercise prices of $11.74, $11.88, and $12.04 per share, respectively.

The Company did not record deferred stock compensation in 2005. During the year ended December 31, 2004, the Company recorded aggregate deferred stock compensation of $0.9 million, representing the difference between the grant price and the deemed fair value of the Company's common stock options granted during this period. The Company recorded $0.1 million of deferred stock compensation in 2003. The amortization of deferred stock compensation is charged to operations and is amortized on a straight-line basis over the vesting period of the options, which is typically three years. For the years ended December 31, 2005, 2004, and 2003, amortization expense was $0.2 million, $0.1 million, and $1.0 million, respectively. In addition, for the years ended December 31, 2005, 2004, and 2003, the Company reversed aggregate deferred stock compensation of $0.1 million, $0.4 million, and $0, respectively, on options associated with employee terminations.

7. Other Intangible Assets

Information regarding the Company's other identified intangible assets subject to amortization is as follows (in thousands):

		2005
	Estimated	Gross Carrying	Accumulated	Net
	Useful Life	Amounts	Amortization	Value
Patents	4 years	$2,132	$(2,132)	$-
Developed Core Technology	6 years	5,422	(1,915)	$3,507
Customer Base	3 years	3,246	(2,024)	$1,222
Total		$10,800	$(6,071)	$4,729

		2004
	Estimated	Gross Carrying	Accumulated	Net
	Useful Life	Amounts	Amortization	Value
Patents	4 years	$2,132	$(2,132)	$-
Developed Core Technology	6 years	5,422	(950)	$4,472
Customer Base	3 years	3,246	(942)	$2,304
Total		$10,800	$(4,024)	$6,776

Identified intangible asset amortization expense was approximately $2.3 million, $1.7 million, and $0.9 million, for the years ended December 31, 2005, 2004 and 2003 respectively.

Estimated amortization expense for fiscal years ending December 31 is as follows (in millions):
2006	$1.9
2007	$1.3
2008	$0.7
2009	$0.6
2010	$0.2
Total	$4.7

An indefinite lived intangible (Tradename) acquired in connection with the Sebring acquisition was written off in 2005 as it was deemed to have no value. The total write-down, included in the amortization and write-down of purchased intangible assets on the consolidated statement of operations, was $0.2 million.

8. Stock Repurchase

In September 2002, the Company’s Board of Directors approved a repurchase of up to 2,000,000 shares of common stock. The Company, at the discretion of management, can repurchase the shares from time to time in the open market or in privately negotiated transactions. In fiscal 2003, approximately 774,000 shares were repurchased for approximately $1.9 million. No shares were repurchased in 2004 or 2005.

9. Retirement Savings Plan

The Company sponsors the PLX Technology, Inc. 401(k) Plan (the “Plan”). The Plan allows all full-time employees to contribute up to 100% of their annual compensation. Employee contributions are limited to a maximum annual amount as set up by the Internal Revenue Service. Beginning in 1996, the Company made a matching contribution calculated at 50 cents on each dollar of the first 6% of participant contributions. The Company's expenses to the total plan remained flat at approximately $0.3 million for 2005, 2004, and 2003.

10. Income Taxes

The provision for income taxes consists of the following:
	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Federal:
Current	$26	$34	$-
Deferred	188	130	-
	214	164	-

State:
Current	9	8	6
Deferred	19	32	-
	28	40	6

Foreign:
Current	23	54	23
	23	54	23

Total	$265	$258	$29

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal income tax rate as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Tax benefit at the U.S. statutory rate	$(504)	$(134)	$(780)
State taxes (net of federal benefit)	329	(25)	(97)
Non-deductible in-process R&D write off	-	382	345
Non-deductible amortization of deferred compensation	-	-	380
Research and development credit	(1,291)	(576)	-
Change in valuation allowance	1,770	553	98
Other individually immaterial items	(39)	58	83
	$265	$258	$29

During the years ended December 31, 2005, 2004 and 2003, the Company’s deferred tax asset valuation allowance increased by $3.5 million, $4.7 million and $0.6 million, respectively. The increase through December 31, 2004 in the valuation allowance relates to acquired tax benefits associated with the Company’s acquisitions of NetChip Technology, Inc., HiNT Corporation and Sebring Systems, Inc.

The increase between December 31, 2004 and December 31, 2005 relates to increases in federal and state research and development credits that have not been realized along with a decrease in the deferred liability related to acquired intangibles.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Accrued expenses and reserves	$1,680	$1,493
Net operating loss carryforwards	7,782	7,608
Research and development credits	7,037	4,824
Costs capitalized for tax purposes	-	78
Gross deferred tax assets:	16,499	14,003
Valuation Allowance	(14,136)	(10,649)
	2,363	3,354

Deferred tax liabilities:
Acquisition related intangibles	(2,201)	(3,034)
Other	(162)	(320)
	(2,363)	(3,354)
Total net deferred tax assets	$-	$-

At December 31, 2005, the Company had federal and state net operating loss carryforwards of $21.2 million and $6.1 million, respectively. These carryforwards will expire at various dates beginning in 2007 through 2025, if not utilized. In addition, as of December 31, 2005, the Company had federal and state tax credit carryforwards of approximately $3.6 million and $5.3 million, respectively. The federal research and development credits will expire beginning in 2012 and the state credits will carryforward indefinitely. Approximately $3.8 million of the federal and $0.8 million of the state net operating loss carryforward represents the stock option deduction arising from activity under the Company’s stock option plan, the benefit of which will increase capital in excess of par value when realized.

Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Utilization of $14.7 million of federal net operating loss and $4.8 million of state net operating loss are subject to an annual limitation under the Internal Revenue Code of 1986, as amended, and similar state provisions. Utilization of $1.1 million of federal research and development credits and $1.8 million of state research and development credits are subject to an annual limitation under the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

A valuation allowance has been recorded for the net deferred tax asset as a result of uncertainties regarding the realization of the asset balance due to the history of losses and the variability of operating results. Approximately $7.1 million of the valuation allowance relates to acquired tax benefits, which will result in an adjustment to goodwill, net of the related deferred liability on acquired intangibles when such benefits are realized. During 2005, $0.2 million was released from the deferred tax valuation allowance and credited to goodwill.

The Company has made no provision for U.S. income taxes on approximately $0.3 million of cumulative undistributed earnings of certain foreign subsidiaries because it is the Company’s intention to permanently reinvest such earnings. If such earnings were distributed, the Company would accrue additional taxes of approximately $0.1 million. Pre-tax income from foreign operations was $55,000, $79,000 and $56,000 in 2005, 2004 and 2003, respectively.

11. Commitments and Contingencies

In October 2005, the Company purchased two software license agreements with unrelated parties totaling $4.3 million. As of December 31, 2005, the Company is required to make payments in accordance to the agreements of approximately $0.7 million, $1.7 million, and $1.7 million for the years ending 2006, 2007, and 2008, respectively.

The Company uses several contract manufacturers and suppliers to provide manufacturing services for its products. As of December 31, 2005, the Company has purchase commitments for inventory with these contract manufacturers and suppliers of approximately $8.7 million. These inventory purchase commitments are placed on a sales order basis with lead times ranging from 8 to 13 weeks to meet estimated customer demand requirements.

The Company leases facilities and equipment under non-cancelable operating lease agreements. Future minimum payments under facility and equipment leases at December 31, 2005 are as follows:

(in thousands)
2006	$119
2007	7
Total	$126

Rental expense for all facility leases aggregated approximately $0.2 million for the year ended December 31, 2005. Rental expense aggregated approximately $0.8 million and $0.7 million, net of sublease income of $38,000, and $8,000 for the years ended December 31, 2004 and 2003, respectively.

Warranty and Indemnification Provisions

The Company generally sells products with a limited warranty of product quality for a period of one year and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant during the periods presented.  As of December 31, 2005, the warranty accrual balance was $92,000.

12. Segments of an Enterprise and Related Information

The Company has one operating segment, the sale of semiconductor devices. The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components of the Company's business. The majority of the Company’s assets are located in the United States.

Revenues by geographic region based on customer location were as follows:

	Years Ended December 31,
	2005	2004	2003
Revenues:	(in thousands)
Asia - excluding Taiwan	23,919	18,675	10,691
United States	15,256	15,708	12,155
Europe	8,244	9,511	9,125
Taiwan	4,760	8,571	4,097
The Americas - excluding United States	2,436	1,984	1,970
Total	$54,615	$54,449	$38,038

Revenues by product type were as follows:

	Years Ended December 31,
	2005	2004	2003
Revenues:	(in thousands)
PCI I/O Devices	$43,031	$44,791	$38,038
USB	7,847	9,529	-
PCI Express	3,737	129	-
Total	$54,615	$54,449	$38,038

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Years Ended December 31,
	2005	2004	2003
Metatech	23%	13%	11%
A2M	-	4%	10%

13. Quarterly Summaries (unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Net revenues	$13,222	$13,185	$12,869	$15,339
Gross profit	$8,365	$8,285	$8,475	$9,877
Net income (loss)	$(541)	$(732)	$(510)	$35
Net income (loss) per basic share	$(0.02)	$(0.03)	$(0.02)	$0.00
Net income (loss) per diluted share	$(0.02)	$(0.03)	$(0.02)	$0.00
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004 (1)	2004	2004
Net revenues	$11,642	$14,016	$15,457	$13,334
Gross profit	$8,413	$9,091	$9,818	$8,388
Net income (loss)	$277	$(537)	$327	$(709)
Net income (loss) per basic share	$0.01	$(0.02)	$0.01	$(0.03)
Net income (loss) per diluted share	$0.01	$(0.02)	$0.01	$(0.03)

(1) Net loss includes a $1.1 million charge for in-process research and development.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

		Additions		Deductions
	Balance at	Charged to	Charged to	Amount	Balance at
	Beginning of	Costs and	Other	Recovered	End of
Description	Period	Expenses	Accounts	(Written off)	Period
Year ended December 31, 2005
Allowance for doubtful accounts	$127	$14	$-	$(10)	$131
Deferred tax asset valuation allowance	$10,649	$-	$3,487	$-	$14,136
Year ended December 31, 2004
Allowance for doubtful accounts	$161	$45	$-	$(79)	$127
Deferred tax asset valuation allowance	$5,967	$-	$4,682	$-	$10,649
Year ended December 31, 2003
Allowance for doubtful accounts	$127	$39	$-	$(5)	$161
Deferred tax asset valuation allowance	$5,321	$-	$646	$-	$5,967

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 3, 2006	PLX Technology, Inc. by: /s/ Michael J. Salameh Name: Michael J. Salameh Title: Chief Executive Officer

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

Name and Signature	Title(s)	Date

/s/ Michael J. Salameh	Chief Executive Officer and Director	March 3, 2006
Michael J. Salameh	(Principal Executive Officer)

/s/ Rafael Torres	Chief Financial Officer, Vice President, Finance and Secretary	March 3, 2006
Rafael Torres	(Principal Financial and Accounting Officer)

/s/ D. James Guzy	Director and Chairman of the Board of Directors	March 3, 2006
D. James Guzy

/s/ Robert H. Smith	Director	March 3, 2006
Robert H. Smith

/s/ John H. Hart	Director	March 3, 2006
John H. Hart

/s/ Thomas Riordan	Director	March 3, 2006
Thomas Riordan

/s/ Patrick Verderico	Director	March 3, 2006
Patrick Verderico

EXHIBIT INDEX
Exhibit
Number	Description
2.1 (3)	Agreement and Plan of Reorganization by and among PLX Technology, Inc., NC Acquisition Sub, Inc., NetChip Technology, Inc. and Wei-Ti Liu as Shareholders' Agent.
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2 (1)	Registrant's Amended and Restated Bylaws.
3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

4.1	Reference is made to Exhibits 3.1 and 3.3.
4.2	Registration Rights Agreement, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed on June 21, 2004 and incorporated herein by reference.
10.1 (1)*	Form of Indemnification Agreement between PLX and each of its Officers and Directors.
10.2 (1)*	1998 Stock Incentive Plan.
10.3 (1) (2)*	1999 Stock Incentive Plan, As Amended.
10.4 (1)	Lease Agreement dated October 17, 1997 between The Arrillaga Foundation and The Perry Foundation as Landlords and PLX as Tenant, as amended.
10.10 (5)*	HiNT Corporation 2000 Stock Plan.
10.11 (4)*	Sebring Systems, Inc. 1997 Stock Option/Stock/Issuance Plan.
10.12 (6)*	NetChip Technology, Inc. 1996 Flexible Stock Incentive Plan.
10.13*
PLX Technology, Inc. 2004 Bonus and Deferred Compensation Plan, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

10.14*	PLX Technology, Inc. 2005 Bonus and Deferred Compensation Plan, filed as Exhibit 10.1 to the Company’s Form 8-K, filed on April 13, 2005, and incorporated herein by reference.
10.15*	PLX Technology, Inc. 2006 Bonus and Deferred Compensation Plan.
14.1	Code of Ethics.
16.1
Letter from Ernst & Young, LLP, to the Securities and Exchange Commission, dated July 13, 2005, and filed as Exhibit 16.1 to the Company’s Form 8-K/A, filed July 15, 2005, and incorporated herein by reference.

21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See Signature page).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C.Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-71795).
(2)	Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002.
(3)	Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on March 9, 2004.
(4)	Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on June 2, 2000.
(5)	Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2003.
(6)	Incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.
*	Management contract or compensatory plan or arrangement.