Form 10-Q
period 2006-03-31
PLX TECHNOLOGY INC
filed 2006-05-09
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer [ ]   Accelerated filer [X]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]    No [X]

As of May 1, 2006 there were 28,038,959 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2006	2005 (1)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$28,554	$21,028
Short-term marketable securities	6,808	14,015
Accounts receivable, net	7,531	6,203
Inventories	7,988	4,328
Other current assets	1,388	1,842
Total current assets	52,269	47,416
Property and equipment, net	29,386	29,535
Goodwill	35,818	35,818
Other purchased intangible assets	4,218	4,729
Other assets	349	413
Total assets	$122,040	$117,911

LIABILITIES
Current Liabilities:
Accounts payable	$6,605	$4,530
Accrued compensation and benefits	1,887	1,754
Deferred revenues	-	1,963
Accrued commissions	471	298
Other accrued expenses	1,445	1,877
Total current liabilities	10,408	10,422

Commitments
STOCKHOLDERS' EQUITY
Common stock, par value	28	28
Additional paid-in capital	121,000	118,441
Deferred stock compensation	(111)	(128)
Accumulated other comprehensive loss	(88)	(114)
Accumulated deficit	(9,197)	(10,738)
Total stockholders' equity	111,632	107,489
Total liabilities and stockholders' equity	$122,040	$117,911

(1)  Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Net revenues	$20,005	$13,222
Cost of revenues	7,497	4,857
Gross margin	12,508	8,365

Operating expenses:
Research and development	5,079	4,112
Selling, general and administrative	5,675	4,426
Amortization of purchased intangible assets	512	512
Total operating expenses	11,266	9,050

Income (loss) from operations	1,242	(685)
Interest income and other, net	342	155

Income (loss) before provision for income taxes	1,584	(530)
Provision for income taxes	43	11

Net income (loss)	$1,541	$(541)

Basic net income (loss) per share	$0.06	$(0.02)
Shares used to compute basic per share amounts	27,884	26,786

Diluted net income (loss) per share	$0.05	$(0.02)
Shares used to compute diluted per share amounts	28,794	26,786

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities
Net income (loss)	$1,541	$(541)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	484	539
Stock-based compensation expense	1,048	-
Amortization of deferred stock compensation	16	99
Amortization of purchased intangible assets	512	512
Changes in pre-acquisition deferred tax balances
Other non-cash items	(84)	49
Changes in operating assets and liabilities:
Accounts receivable	(1,275)	(1,245)
Inventories	(3,660)	1,001
Other current assets	454	382
Other assets	64	(373)
Accounts payable	2,075	(263)
Accrued compensation and benefits	306	(67)
Deferred revenues	(1,963)	(76)
Other accrued expenses	(432)	(298)
Net cash used in operating activities	(914)	(281)

Cash flows provided by investing activities:
Purchases of marketable securities	(2,634)	(800)
Sales and maturities of marketable securities	9,900	3,300
Purchase of property and equipment	(335)	(215)
Net cash provided by investing activities	6,931	2,285

Cash flows provided by financing activities:
Proceeds from exercise of common stock options	1,511	592
Proceeds from exercise of warrants	-	26
Net cash provided by financing activities	1,511	618

Effect of exchange rate fluctuations on cash and cash equivalents	(2)	(4)

Increase in cash and cash equivalents	7,526	2,618
Cash and cash equivalents at beginning of year	21,028	9,556
Cash and cash equivalents at end of year	$28,554	$12,174

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, “PLX” or the “Company”) as of March 31, 2006 and for the three month period ended March 31, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

The unaudited condensed consolidated financial statements include all of the accounts of the Company and those of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect various accounts, including but not limited to goodwill, income taxes, inventories, revenue recognition, allowance for doubtful accounts, stock-based compensation and warranty reserves as reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

Comprehensive Net Income (Loss)

The Company’s comprehensive net income (loss) for the three month ended March 31, 2006 and March 31, 2005 was as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income (loss)	$1,541	$(541)
Unrealized gain (loss) on marketable securities, net	28	(28)
Cumulative translation adjustments	(2)	1
Comprehensive net income (loss)	$1,567	$(568)

Revenue Recognition

PLX recognizes revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance, where applicable, has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Revenue from product sales to PLX direct customers and distributors is recognized upon shipment and transfer of risk of loss, if PLX believes collection is reasonably assured and all other revenue recognition criteria are met. PLX assesses the probability of collection based on a number of factors, including past transaction history and the customer’s creditworthiness.  At the end of each reporting period, the sufficiency of allowances for doubtful accounts is assessed based on the age of the receivable and the individual customer’s creditworthiness.

In the first quarter ended March 31, 2006, PLX completed an evaluation of its revenue recognition methodology and concluded that it is more appropriate to recognize revenues on sales to distributors at the time of shipment to a distributor (also referred to as the sell-in basis of recognizing revenue). Prior to the first quarter, PLX recognized revenues on sales to distributors when the distributor resold the product to its end customer (also referred to as the sell-through basis of recognizing revenue). Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, sets forth conditions that must be met to recognize revenue at the time of shipment. Among those conditions is that a company that provides a right of return or pricing concession to a buyer be able to reasonably estimate the amount of future returns or pricing concessions. In the past, PLX had concluded that it did not meet this condition and therefore used the sell-through basis of revenue recognition. PLX now has concluded that it is able to reasonably estimate returns and pricing concessions, and therefore has concluded to implement the sell-in method of accounting for sales to distributors. PLX recognized an additional $2.8 million in revenues during the first quarter of 2006 as a result of this change.

As of March 31, 2006, PLX has controls in place to monitor sales returns from and pricing concessions to its distributors. PLX uses data from a variety of controls, such as monthly monitoring of distributor inventory levels, Returns Material Authorization controls and regular monitoring of distributor pricing concession and product rotation requests. PLX uses this data to arrive at a reasonable estimate on sales returns from and pricing concessions to its distributors.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R) which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R was originally effective for reporting periods beginning after June 15, 2005. On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS 123R for calendar year companies until the beginning of 2006. The pro forma disclosures previously permitted under SFAS 123 is no longer an alternative to financial statement recognition beginning in the first fiscal quarter of 2006. See Note 2 of the Condensed Consolidated Financial Statements. As of January 1, 2006 the Company has adopted the modified prospective transition method and its effect is included in the Company’s first quarter 2006 financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections which replaces Accounting Principles Board Opinions No. 20 Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first fiscal quarter of 2006.

2. Stock Based Compensation

Stock Option Plans

In January 1998, the Company’s stockholders approved the 1998 Stock Incentive Plan (1998 Plan). Under the 1998 Plan, options generally vest over four years and have a maximum term of 10 years. The Board of Directors generally establishes the exercise price as the closing price quoted on NASDAQ on the date of grant. In addition to stock options, the 1998 Plan allows for the grant of restricted stock, stock appreciation rights, performance shares, performance units, dividends and dividend equivalents.

In January 1999, the Company’s stockholders approved the 1999 Stock Incentive Plan (1999 Plan). The 1999 Plan has substantially the same terms as the 1998 Plan.

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations, other than as related to option grants to employees and directors below the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate for the three months ended March 31, 2006 of approximately 30% was based on historical forfeiture experience to anticipate actual forfeitures in the future. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Prior to the adoption of SFAS 123R those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. The Company calculated its expected volatility assumption required in the Black-Scholes model by blending the historical volatility of its stock with the implied volatility for traded options on its stock. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

Valuation and Expense Information Under SFAS 123R

The weighted-average fair value of stock-based compensation to employees is based on the multiple option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. The weighted-average fair value calculations are based on the following average assumptions:

Three Months Ended
March 31, 2006
Risk-free interest rate	4.81%
Expected volatility	0.69
Expected life (years)	4.39

The following table shows total stock-based compensation expense described for the three months ended March 31, 2006, included in the Condensed Consolidated Statements of Operations (in thousands):

Three Months Ended
March 31, 2006
Cost of revenues	$10
Research and development	463
Selling, general and administrative	575
Pre-tax stock-based compensation expense	1,048
Income tax	-
Net stock-based compensation expense	$1,048

A summary of option activity under the Company’s stock equity plans during the three months ended March 31, 2006 is as follows:

				Weighted Average
				Remaining	Aggregate
	Options Available	Number of	Weighted Average	Contratual Term	Intrinsic
Options	for Grant	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2005	1,032,905	4,483,051	$10.57
Granted	(604,250)	604,250	12.86
Exercised	-	(292,537)	5.17
Cancelled	218,979	(220,441)	14.19

Outstanding at March 31, 2006	647,634	4,574,323	$11.04	5.94	$15,280,392

Exercisable at March 31, 2006		2,682,602	$11.84	5.27	$9,838,036

The Black-Scholes weighted average fair values of options granted during the three months ended March 31, 2006 and 2005 were $7.36 and $6.73, respectively.

The following table summarizes ranges of outstanding and exercisable options as of March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contratual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$0.88 - $5.00	765,910	5.70	$3.55	592,115	$3.63
$5.50 - $8.60	766,735	5.68	7.68	531,152	7.63
$8.66 - $9.12	956,910	5.95	8.98	476,343	9.01
$9.21 - $13.00	1,039,335	7.07	11.61	97,417	9.95
$13.12 - $24.50	779,714	5.52	18.38	719,856	18.62
$25.94 - $27.00	265,719	4.17	25.95	265,719	25.95
Total	4,574,323	5.94	$11.04	2,682,602	$11.84

The total intrinsic value of options exercised during the three months ended March 31, 2006 was approximately $1.7 million. As of March 31, 2006, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $5.5 million which is expected to be recognized as expense over a weighted average period of approximately 1.51 years.

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

Prior to fiscal 2006, the weighted-average fair value of stock-based compensation to employees was based on the multiple option valuation approach. Forfeitures were recognized as they occurred and it was assumed no dividends would be declared. The estimated fair value of stock-based compensation awards to employees was amortized ratably over the vesting period of the options. The weighted-average fair value calculations were based on the following weighted-average assumptions:

Three Months Ended
March 31, 2005
Risk-free interest rate	4.13%
Volatility	1.02
Expected life (years)	4.75

Pro forma results are as follows (in thousands except per share amounts):

Three Months Ended
March 31, 2005
Net loss as reported	$(541)
Add: Stock-based compensation included in reported net loss	99
Deduct: Stock-based compensation cost under SFAS 123	(1,376)
Pro forma net loss	$(1,818)

Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro forma
net loss per common share - basic and diluted	26,786
Pro forma net loss per common share - basic and diluted	$(0.07)
Reported net loss per common share - basic and diluted	$(0.02)

3. Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories were as follows (in thousands):

	March 31,	December 31,
	2006	2005
	(in thousands)
Work-in-process	$2,193	$1,605
Finished goods	5,795	2,723
Total	$7,988	$4,328

4. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2006	2005

Net income (loss)	$1,541	$(541)
Weighted average shares of common stock outstanding	27,884	26,786
Net income (loss) per share - basic	$0.06	$(0.02)
Shares used in computing basic net income (loss) per share	27,884	26,786
Dilutive effect of stock options	910	-
Shares used in computing diluted net income (loss) per share	28,794	26,786
Net income (loss) per share - diluted	$0.05	$(0.02)

Employee stock options to purchase approximately 3.7 million shares for the three month period ended March 31, 2006 was outstanding, but was not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

The Company incurred a net loss for the three month period ended March 31, 2005. Therefore, the effect of dilutive securities of approximately 4.6 million equivalent shares was excluded from the computation of diluted loss per share as its impact would be anti-dilutive. Dilutive securities include only stock options.

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Revenues:	(in thousands)
United States	$4,756	$3,656
Taiwan	3,334	910
Singapore	3,141	1,478
Europe	2,935	2,336
Japan	2,066	1,037
China	1,794	2,062
Asia - excluding Taiwan, Singapore, Japan and China	1,080	1,123
The Americas - excluding United States	899	620
Total	$20,005	$13,222

For the three months ended March 31, 2006, two distributors accounted for 27% and 10% of net revenues. As of March 31, 2006, the same two distributors accounted for 30% and 13%, respectively, of the total accounts receivable balance. For the same period in 2005, one distributor accounted for 25% of net revenues. As of March 31, 2005, the same distributor accounted for 28% of the total accounts receivable balance. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

6. Income Taxes

Income tax expense of $43,000 has been recorded for the three month period ended March 31, 2006, compared to income tax expense of $11,000 for the same period in 2005. Income tax expense for the three months ended March 31, 2006 was comprised of federal alternative minimum tax, miscellaneous state income taxes and foreign income taxes currently payable, partially offset by a $0.6 million tax benefit for a release of tax reserves. For the same period in 2005, the provision for income taxes related to projected federal, state and foreign taxes payable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements also include statements regarding our future gross margin, our future research and development expenses, our future selling, general and administrative expenses, our future deferred compensation expenses, our ability to meet our capital requirements for the next twelve months, our future capital requirements, current high turns fill requirements, our anticipation that sales to a small number of customers will account for a significant portion of our sales, and our belief that we enjoy a competitive advantage based on our availability of development tools offered by third parties. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ include unexpected changes in the mix of our product sales, unexpected pricing pressures, or unexpected capital requirements that may arise due to other possible acquisitions or other events, unanticipated changes in the businesses of our suppliers, and unanticipated cash shortfalls. Actual results could also differ for the reasons noted under the sub-heading “Factors That May Affect Future Operating Results” and in other sections of this report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

We utilize a “fabless” semiconductor business model whereby we purchase wafers, packaged semiconductor devices and tested semiconductor devices from independent manufacturing foundries. This approach allows us to focus on defining, developing, and marketing our products and eliminates the need for us to invest large amounts of capital in manufacturing facilities and work-in-process inventory.

We rely on a combination of direct sales personnel, distributors and manufacturers’ representatives throughout the world to sell a significant portion of our products. We pay manufacturers’ representatives a commission on sales while we sell products to distributors at a discount from the selling price.

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

Our long-term success will depend on our ability to introduce new products. While new products typically generate little or no revenues during the first twelve months following their introduction, our revenues in subsequent periods depend upon these new products. Due to the lengthy sales cycle and additional time before our customers request volume production, significant revenues from our new products typically occur twelve to twenty-four months after product introduction. As a result, revenues from newly introduced products have, in the past, produced a small percentage of our total revenues in the year the product was introduced. See -“Our Lengthy Sales Cycle Can Result in Uncertainty and Delays with Regard to Our Expected Revenues” in Item 1A. Risk Factors, in Part II of this report on Form 10-Q.

RESULTS OF OPERATIONS

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

	Three Months Ended
	March 31,
	2006	2005
Net revenues	100.0%	100.0%
Cost of revenues	37.5	36.7
Gross margin	62.5	63.3

Operating expenses:
Research and development	25.4	31.1
Selling, general and administrative	28.4	33.5
Amortization of purchased intangible assets	2.6	3.9
Total operating expenses	56.4	68.5

Income (loss) from operations	6.1	(5.2)
Interest income and other, net	1.7	1.2

Income (loss) before provision for income taxes	7.8	(4.0)
Provision for income taxes	0.2	0.1

Net income (loss)	7.6%	(4.1)%

Net Revenues

Net revenues consist of product revenues generated principally by sales of our semiconductor devices. Net revenues for the three months ended March 31, 2006 were $20.0 million, an increase of 51.3% from $13.2 million for the three months ended March 31, 2005.

In the first quarter ended March 31, 2006, PLX completed an evaluation of its revenue recognition methodology and concluded that it is more appropriate to recognize revenues on sales to distributors at the time of shipment to a distributor (also referred to as the sell-in basis of recognizing revenue). Prior to the first quarter, PLX recognized revenues on sales to distributors when the distributor resold the product to its end customer (also referred to as the sell-through basis of recognizing revenue). Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, sets forth conditions that must be met to recognize revenue at the time of shipment. Among those conditions is that a company that provides a right of return or pricing concession to a buyer be able to reasonably estimate the amount of future returns or pricing concessions. In the past, PLX had concluded that it did not meet this condition and therefore used the sell-through basis of revenue recognition. PLX now has concluded that it is reasonably able to estimate returns and pricing concessions, and therefore has concluded to implement the sell-in method of accounting for sales to distributors. PLX recognized an additional $2.8 million in revenues during the first quarter of 2006 as a result of this change.

In addition to the $2.8 million increase as described above, net revenues also increased as a result of higher sales of our PCI Express products due to the general market adoption of the PCI Express standard and higher sales of our USB products across a broad set of customers. For the three months ended March 31, 2006, sales of our PCI I/O devices, PCI Express products and USB products accounted for 62.8%, 19.3%, and 17.9%, respectively, of our total net revenues. For the three months ended March 31, 2005, sales of our PCI I/O devices, PCI Express products and USB products accounted for 83.7%, 2.2%, and 14.1%, respectively, of our total net revenues.

For the three months ended March 31, 2006, two distributors accounted for 27% and 10% of net revenues. For the same period in 2005, one distributor accounted for 25% of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

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

Gross margin for the three months ended March 31, 2006 was 62.5%, a decrease of 0.8% from 63.3% for the same period in 2005. In absolute dollars, gross margin increased by $4.1 million or 49.5% to $12.5 million for the three months ended March 31, 2006 from $8.4 million for the same period in 2005. Included in gross margin for the three months ended March 31, 2006 is an increase of $1.9 million related to the change in our estimates for revenues to distributors. The decrease in gross margin as a percent of sales for the three months ended March 31, 2006 when compared to the same period in 2005 was primarily attributable to higher sales of PCI Express and USB products, which yield lower margins relative to the PCI I/O devices.

Future gross profit and gross margin are highly dependent on the product and customer mix, write-downs and recoveries of excess or obsolete inventory, the position of our products in their respective life cycles, and specific manufacturing costs. Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development Expenses

Research and development (R&D) expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and engineering tooling costs at our independent foundries and deferred compensation are included in research and development expenses. Beginning on January 1, 2006, stock-based compensation expenses as prescribed by SFAS123R is included in research and development expenses. The focus of our R&D efforts is to bring new products, as well as new versions of existing products, to market.

R&D as a percentage of net revenues decreased to 25.4% for the three months ended March 31, 2006, as compared to 31.1% for the same period in 2005. The percentage decrease is due primarily to an increase in net revenues, partially offset by an increase in stock-based compensation expense. In absolute dollars, R&D expenses increased by $1.0 million or 23.5% to $5.1 million for the three months ended March 31, 2006 from $4.1 million for the same period in 2005. The increase in R&D was due to increases in (1) stock-based compensation expense of $0.5 million, (2) external engineering expenses of $0.3 million, and (3) higher compensation and benefit expenses of $0.3 million.

We believe continued spending on research and development to develop new products is critical to our success and, consequently, expect to increase research and development expenses in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist primarily of employee-related expenses, professional fees, trade show and other promotional expenses, and sales commissions to manufacturers’ representatives. Also, beginning on January 1, 2006, stock-based compensation expenses as prescribed by SFAS123R is included in selling, general and administrative expenses.

SG&A as a percentage of net revenues decreased to 28.4% for the three months ended March 31, 2006, as compared to 33.5% for the same period in 2005. The percentage decrease is due primarily to an increase in revenues, partially offset by an increase in stock-based compensation expense. In absolute dollars, SG&A expenses increased by $1.3 million or 28.2% to $5.7 million for the three months ended March 31, 2006 from $4.4 million for the same period in 2005. The increase in SG&A was due primarily to increases in (1) stock-based compensation expense of $0.6 million, (2) compensation and benefit expenses of $0.4 million, (3) operations administrative expenses of $0.2 million, and (4) commission expense of $0.2 million resulting mainly from higher revenues.

We expect SG&A expenses in absolute dollars to likely increase in future periods.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets remained relatively flat at $0.5 million for the three months ended March 31, 2006 and 2005. Amortization of purchased intangible assets consists of amortization expense related to developed/core technology and customer base acquired as a result of the HiNT Corporation acquisition in May 2003 and NetChip Technology, Inc. acquisition in May 2004.

Deferred Compensation

Amortization of deferred compensation decreased by $83,000 to $16,000 for the three months ended March 31, 2006 from $0.1 million for the same period in 2005. The decrease was due to the departure of certain PLX employees.

Substantially all of these amounts are recorded in research and development expenses and are expected to fully amortize by January 2008.

Interest Income and Other, Net

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term marketable securities balances. Interest income and other increased by $0.1 million to $0.3 million for the three months ended March 31, 2006 from $0.2 million from the same period in 2005. The increase was primarily due to higher cash and investment balances and higher interest rates.

Provision for Income Taxes

Income tax expense of $43,000 has been recorded for the three month period ended March 31, 2006, compared to income tax expense of $11,000 for the same period in 2005. Income tax expense for the three months ended March 31, 2006 was comprised of federal alternative minimum tax, miscellaneous state income taxes and foreign income taxes currently payable, partially offset by a $0.6 million tax benefit for a release of tax reserves. For the same period in 2005, the provision for income taxes related to projected federal, state and foreign taxes payable.

Deferred tax assets are recognized when there is sufficient evidence that it is more likely than not that such deferred tax assets will be realized. We have determined that such evidence does not currently exist. Therefore, a full valuation allowance has been established to reserve our net deferred tax assets.

Liquidity and Capital Resources

Cash and cash equivalents and short term marketable securities were $35.4 million at March 31, 2006, an increase of $0.4 million from $35.0 million at December 31, 2005. The increase was due primarily to (1) net income of $1.5 million adjusted for non-cash expenses of $2.0 million, which includes stock-based compensation of $1.0 million, (2) an increase in accounts payable of $2.1 million due primarily to increased inventory purchases, (3) an increase in accrued compensation and benefits of $0.3 million, (4) a decrease in other current assets of $0.5 million, and (5) cash received of $1.5 million from the exercise of stock options. These cash inflows were partially offset by (1) an increase in accounts receivable of $1.3 million, (2) an increase in inventory of $3.7 million due to increased purchases of PCI Express and other products as a result of increased demand, (3) a decrease in deferred revenues of $2.0 million due to the change in our estimates for revenues to distributors, and (4) capital expenditures of $0.3 million.

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock.  At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.  Approximately 774,000 shares had been repurchased for approximately $1.9 million in cash in 2003. We did not repurchase any shares in 2004 or 2005, or during the three month period ended March 31, 2006.

There were no significant changes in contractual obligations or commercial commitments outstanding as of March 31, 2006 when compared to December 31, 2005.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies which involve the use of estimates, judgments and assumptions that are significant to understanding our results. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition

PLX recognizes revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance, where applicable, has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Revenue from product sales to PLX direct customers and distributors is recognized upon shipment and transfer of risk of loss, if PLX believes collection is reasonably assured and all other revenue recognition criteria are met. PLX assesses the probability of collection based on a number of factors, including past transaction history and the customer’s creditworthiness.  At the end of each reporting period, the sufficiency of allowances for doubtful accounts is assessed based on the age of the receivable and the individual customer’s creditworthiness.

In the first quarter ended March 31, 2006, PLX completed an evaluation of its revenue recognition methodology and concluded that it is more appropriate to recognize revenues on sales to distributors at the time of shipment to a distributor (also referred to as the sell-in basis of recognizing revenue). Prior to the first quarter, PLX recognized revenues on sales to distributors when the distributor resold the product to its end customer (also referred to as the sell-through basis of recognizing revenue). Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, sets forth conditions that must be met to recognize revenue at the time of shipment. Among those conditions is that a company that provides a right of return or pricing concession to a buyer be able to reasonably estimate the amount of future returns or pricing concessions. In the past, PLX had concluded that it did not meet this condition and therefore used the sell-through basis of revenue recognition. PLX now has concluded that it is able to reasonably estimate returns and pricing concessions, and therefore has concluded to implement the sell-in method of accounting for sales to distributors. PLX recognized an additional $2.8 million in revenues during the first quarter of 2006 as a result of this change.

As of March 31, 2006, PLX has controls in place to monitor sales returns from and pricing concessions to its distributors. PLX uses data from a variety of controls, such as monthly monitoring of distributor inventory levels, Returns Material Authorization controls, and regular monitoring of distributor pricing concession and product rotation requests. PLX uses this data to arrive at a reasonable estimate on sales returns from and pricing concessions to its distributors.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on length of time the receivables are past due, generally thirty days. We record reserves for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. We have certain customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer’s creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material affect on our results of operations in the period in which such changes or events occur.

Stock-Based Compensation

Upon adoptions of SFAS 123R on January 1, 2006, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123R, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. We calculated our expected volatility assumption required in the Black-Scholes model by blending the historical volatility of our stock with the implied volatility for traded options on our stock. As of January 1, 2006 we have adopted the modified prospective transition method and its effect is included in our first quarter 2006 financial statements.

Taxes

We account for income taxes using the liability method. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of March 31, 2006, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio comprised of fixed income securities, including amounts classified as cash equivalents and short-term investments. Our investment portfolio totaled $33.7 million at March 31, 2006. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. While our investment policy allows us to invest in high quality, short-term and long-term debt instruments, our investment portfolio as of March 31, 2006 is comprised of cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in less than a $0.1 million decrease (less than 1%) in the fair value of our available-for-sale securities.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Based on their evaluation as of March 31, 2006, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

  (b)  Changes in internal controls.

As of March 31, 2006, we implemented controls to monitor sales returns from and pricing concessions to our distributors. We used data from a variety of controls, such as monthly monitoring of distributor inventory levels, Returns Material Authorization controls, and regular monitoring of distributor pricing concession and product rotation requests. We used this data to arrive at a reasonable estimate on sales returns from and pricing concessions to our distributors.

There have been no other significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including those set forth below. The following risk factors have been updated from those set forth in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005, and are restated in full.

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

Other circumstances that can affect our operating results include:

•	the timing of significant orders, order cancellations and reschedulings,
•	the loss of a significant customer(s),
•	the availability of production capacity at the fabrication facilities that manufacture our products,
•	our significant customers could lose market share that may affect our business,
•	integration of our product functionality into our customers’ products,
•	our ability to develop, introduce and market new products and technologies on a timely basis,
•	introduction of products and technologies by our competitors,
•	unexpected issues that may arise with devices in production
•	shifts in our product mix toward lower margin products,
•	changes in our pricing policies or those of our competitors or suppliers, including decreases in unit average selling prices of our products,
•	the availability and cost of materials to our suppliers,
•	general economic conditions, and
•	political climate.

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

Historically, a relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. For the three months ended March 31, 2006, two distributors accounted for 27% and 10% of net revenues. For the same period in 2005, one distributor accounted for 25% of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. For the three months ended March 31, 2006 and 2005, sales through distributors accounted for approximately 71% and 60%, respectively, of our net revenues. Some of our distributors also market and sell competing products. Distributors may terminate their relationships with us at any time. Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions. Also, we will compete with established microprocessor-based companies and others. Many of these indirect competitors and microprocessor-based companies have significantly greater financial, technical, marketing and other resources than PLX. Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business. See “Business -- Competition,” and “-- Products” in Part I of Item I of our Form 10-K for the year ended December 31, 2005.

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

The Demand For Our Products Depends Upon Our Ability To Support Evolving Industry Standards

A majority of our revenues are derived from sales of products, which rely on the PCI, PCI-X, USB and PCI Express standards. If markets move away from these standards and begin using new standards, we may not be able to successfully design and manufacture new products that use these new standards. There is also the risk that new products we develop in response to new standards may not be accepted in the market. In addition, these standards are continuously evolving, and we may not be able to modify our products to address new specifications. Any of these events would have a material adverse effect on our business.

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

Sales outside of North America accounted for approximately 72% of our revenues for the three months ended March 31, 2006. In 2005, 2004, and 2003, sales outside of North America accounted for approximately 68%, 68%, and 63% of our revenues, respectively. Sales outside of North America may fluctuate in future periods and may continue to account for a large portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

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

ITEM 6. EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Finanical Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLX TECHNOLOGY, INC.

Date: May 9, 2006                                 By  /s/  Rafael Torres
Rafael Torres
Chief Financial Officer and
Vice President, Finance
(Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Finanical Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.