Form 10-Q
period 2006-06-30
PLX TECHNOLOGY INC
filed 2006-08-04
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 2, 2006 there were 28,183,319 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2006	2005 (1)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$36,824	$21,028
Short-term marketable securities	1,441	14,015
Accounts receivable, net	6,098	6,203
Inventories	10,112	4,328
Other current assets	1,568	1,842
Total current assets	56,043	47,416
Property and equipment, net	29,201	29,535
Goodwill	35,818	35,818
Other purchased intangible assets	3,736	4,729
Other assets	345	413
Total assets	$125,143	$117,911

LIABILITIES
Current Liabilities:
Accounts payable	$7,105	$4,530
Accrued compensation and benefits	2,153	1,754
Deferred revenues	-	1,963
Accrued commissions	407	298
Other accrued expenses	1,146	1,877
Total current liabilities	10,811	10,422

Commitments
STOCKHOLDERS' EQUITY
Common stock, par value	28	28
Additional paid-in capital	123,307	118,313
Accumulated other comprehensive loss	(87)	(114)
Accumulated deficit	(8,916)	(10,738)
Total stockholders' equity	114,332	107,489
Total liabilities and stockholders' equity	$125,143	$117,911

(1)  Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues	$19,411	$13,185	$39,416	$26,407
Cost of revenues	8,225	4,900	15,722	9,757
Gross margin	11,186	8,285	23,694	16,650

Operating expenses:
Research and development	4,835	4,665	9,914	8,777
Selling, general and administrative	5,982	4,021	11,657	8,447
Amortization of purchased intangible assets	481	512	993	1,024
Total operating expenses	11,298	9,198	22,564	18,248

Income (loss) from operations	(112)	(913)	1,130	(1,598)
Interest income and other, net	421	185	763	340

Income (loss) before provision for income taxes	309	(728)	1,893	(1,258)
Provision for income taxes	28	4	71	15

Net income (loss)	$281	$(732)	$1,822	$(1,273)

Basic net income (loss) per share	$0.01	$(0.03)	$0.07	$(0.05)
Shares used to compute basic per share amounts	28,081	26,932	27,983	26,857

Diluted net income (loss) per share	$0.01	$(0.03)	$0.06	$(0.05)
Shares used to compute diluted per share amounts	28,938	26,932	28,868	26,857

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities :
Net income (loss)	$1,822	$(1,273)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	976	1,069
Stock-based compensation expense	2,500	132
Amortization of purchased intangible assets	993	1,024
Other non-cash items	(107)	97
Changes in operating assets and liabilities:
Accounts receivable	170	(386)
Inventories	(5,784)	1,637
Other current assets	274	476
Other assets	68	(340)
Accounts payable	2,575	(532)
Accrued compensation and benefits	399	(108)
Accrued commissions	109	14
Deferred revenues	(1,963)	176
Other accrued expenses	(731)	(28)
Net cash provided by operating activities	1,301	1,958

Cash flows provided by investing activities:
Purchases of marketable securities	(4,073)	(800)
Sales and maturities of marketable securities	16,728	8,075
Purchase of property and equipment	(642)	(391)
Net cash provided by investing activities	12,013	6,884

Cash flows provided by financing activities:
Proceeds from exercise of common stock options	2,494	643
Proceeds from exercise of warrants	-	26
Net cash provided by financing activities	2,494	669

Effect of exchange rate fluctuations on cash and cash equivalents	(12)	(20)

Increase in cash and cash equivalents	15,796	9,491
Cash and cash equivalents at beginning of year	21,028	9,556
Cash and cash equivalents at end of year	$36,824	$19,047

Non-cash investing and financing activities:
Common stock issued for the acquisition of NetChip Technology, Inc.	-	$5,120

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, “PLX” or the “Company”) as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect various accounts, including but not limited to goodwill, income taxes, inventories, revenue recognition and related sales reserves, allowance for doubtful accounts, stock-based compensation and warranty reserves as reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

Comprehensive Net Income (Loss)

The Company’s comprehensive net income (loss) for the three and six month periods ended June 30, 2006 and June 30, 2005 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss)	$281	$(732)	$1,822	$(1,273)
Unrealized gain on marketable securities, net	11	52	39	24
Cumulative translation adjustments	(10)	(8)	(12)	(7)
Comprehensive net income (loss)	$282	$(688)	$1,849	$(1,256)

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

In the first quarter ended March 31, 2006, PLX completed an evaluation of its revenue recognition methodology and concluded that it was more appropriate to recognize revenues on sales to distributors at the time of shipment to a distributor (also referred to as the sell-in basis of recognizing revenue). Prior to the first quarter, PLX recognized revenues on sales to distributors when the distributor resold the product to its end customer (also referred to as the sell-through basis of recognizing revenue). Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, sets forth conditions that must be met to recognize revenue at the time of shipment. Among those conditions is that a company that provides a right of return or pricing concession to a buyer be able to reasonably estimate the amount of future returns or pricing concessions. In the past, PLX had concluded that it did not meet this condition and therefore used the sell-through basis of revenue recognition. PLX now has concluded that it is able to reasonably estimate returns and pricing concessions, and therefore has concluded to implement the sell-in method of accounting for sales to distributors. PLX recognized an additional $2.8 million in revenues during the first quarter of 2006 as a result of this change.

As of June 30, 2006, PLX has controls in place to monitor sales returns from and pricing concessions to its distributors. PLX uses data from a variety of controls, such as monthly monitoring of distributor inventory levels, Returns Material Authorization controls and regular monitoring of distributor pricing concession and product rotation requests. PLX uses this data to arrive at a reasonable estimate on sales returns from and pricing concessions to its distributors.

Recent Accounting Pronouncements

In June 2006, the Financial FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its financial statements.

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

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the first six months of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first six months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate for the three and six months ended June 30, 2006 of approximately 30% was based on historical forfeiture experience to anticipate actual forfeitures in the future. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Risk-free interest rate	5.04%	4.94%
Expected volatility	0.68	0.68
Expected life (years)	4.39	4.39

The following table shows total stock-based compensation expense described for the three and six months ended June 30, 2006, included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Cost of revenues	$15	$25
Research and development	556	1,033
Selling, general and administrative	865	1,442
Pre-tax stock-based compensation expense	1,436	2,500
Income tax	-	-
Net stock-based compensation expense	$1,436	$2,500

A summary of option activity under the Company’s stock equity plans during the six months ended June 30, 2006 is as follows:

				Weighted Average
				Remaining	Aggregate
	Options Available	Number of	Weighted Average	Contratual Term	Intrinsic
Options	for Grant	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2005	1,032,905	4,483,051	$10.57
Granted	(604,250)	604,250	12.86
Exercised	-	(292,537)	5.17
Cancelled	218,979	(220,441)	14.19

Outstanding at March 31, 2006	647,634	4,574,323	$11.04	5.94	$15,280,392

Authorized	800,000	-	-
Granted	(109,500)	109,500	12.33
Exercised	-	(202,151)	4.86
Cancelled	125,965	(127,512)	11.84

Outstanding at June 30, 2006	1,464,099	4,354,160	$11.33	5.71	$12,537,148

Exercisable at June 30, 2006		2,627,467	$12.02	5.10	$8,574,130

The Black-Scholes weighted average fair values of options granted during the three months ended June 30, 2006 and 2005 were $7.01 and $6.12, respectively.

The Black-Scholes weighted average fair values of options granted during the six months ended June 30, 2006 and 2005 were $7.31 and $6.55, respectively.

The following table summarizes ranges of outstanding and exercisable options as of June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contratual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$0.88 - $7.65	850,544	5.37	$4.65	621,173	$4.34
$7.70 - $8.90	915,184	5.58	8.37	552,014	8.14
$9.00 - $10.00	859,249	6.31	9.35	447,350	9.14
$10.29 - $13.12	727,750	6.67	12.73	54,331	11.65
$14.05 - $24.50	735,714	5.26	18.42	686,880	18.62
$25.94 - $27.00	265,719	3.92	25.95	265,719	25.95
Total	4,354,160	5.71	$11.33	2,627,467	$12.02

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was approximately $1.6 million and $3.4 million, respectively. As of June 30, 2006, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $5.2 million which is expected to be recognized as expense over a weighted average period of approximately 1.42 years.

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

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Risk-free interest rate	3.65%	3.89%
Volatility	1.00	1.01
Expected life (years)	4.75	4.75

Pro forma results are as follows (in thousands except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss as reported	$(732)	$(1,273)
Add: Stock-based compensation included in reported net loss	33	132
Deduct: Stock-based compensation cost under SFAS 123	(1,371)	(2,747)
Pro forma net loss	$(2,070)	$(3,888)

Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro forma
net loss per common share - basic and diluted	26,932	26,857
Pro forma net loss per common share - basic and diluted	$(0.08)	$(0.14)
Reported net loss per common share - basic and diluted	$(0.03)	$(0.05)

3. Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories were as follows (in thousands):

	June 30,	December 31,
	2006	2005
	(in thousands)
Work-in-process	$2,152	$1,605
Finished goods	7,960	2,723
Total	$10,112	$4,328

4. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income (loss)	$281	$(732)	$1,822	$(1,273)
Weighted average shares of common stock outstanding	28,081	26,932	27,983	26,857
Net income (loss) per share - basic	$0.01	$(0.03)	$0.07	$(0.05)
Shares used in computing basic net income (loss) per share	28,081	26,932	27,983	26,857
Dilutive effect of stock options	857	-	885	-
Shares used in computing diluted net income (loss) per share	28,938	26,932	28,868	26,857
Net income (loss) per share - diluted	$0.01	$(0.03)	$0.06	$(0.05)

Employee stock options to purchase approximately 3.5 million shares for each of the three and six month periods ended June 30, 2006 were outstanding, but was not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

The Company incurred a net loss for the three and six month periods ended June 30, 2005. Therefore, the effect of dilutive securities of approximately 4.7 million equivalent shares for each of the periods ended June 30, 2005 was excluded from the computation of diluted loss per share as its impact would be anti-dilutive. Dilutive securities include only stock options.

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:	(in thousands)		(in thousands)
United States	$4,843	$3,631	$9,599	$7,287
Taiwan	3,702	1,253	7,036	2,163
Singapore	3,311	1,587	6,452	3,065
Asia - excluding Taiwan, Singapore and China	2,455	2,190	5,601	4,350
Europe	2,107	1,907	5,042	4,243
China	2,028	1,980	3,822	4,042
The Americas - excluding United States	965	637	1,864	1,257
Total	$19,411	$13,185	$39,416	$26,407

For the three months ended June 30, 2006, two distributors accounted for 32% and 12%, respectively, of net revenues. As of June 30, 2006, the same two distributors accounted for 37% and 7%, respectively, of the total accounts receivable balance. For the same period in 2005, one distributor accounted for 26% of net revenues. As of June 30, 2005, the same distributor accounted for 26% of the total accounts receivable balance. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

For the six months ended June 30, 2006, two distributors accounted for 30% and 11%, respectively, of net revenues. For the same period in 2005, one distributor accounted for 25% of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

6. Income Taxes

Net income tax expense of $71,000 has been recorded for the six month period ended June 30, 2006, compared to income tax expense of $15,000 for the same period in 2005. Income tax expense for the six months ended June 30, 2006 was comprised of federal alternative minimum tax, miscellaneous state income taxes and foreign income taxes currently payable, partially offset by a $0.6 million tax benefit for a release of tax reserves in the first quarter ended March 31, 2006. For the same period in 2005, the provision for income taxes related to projected federal, state and foreign taxes payable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements also include statements regarding our future gross margin, our future research and development expenses, our future selling, general and administrative expenses, our future deferred compensation expenses, our ability to meet our capital requirements for the next twelve months, our future capital requirements, current high turns fill requirements, our anticipation that sales to a small number of customers will account for a significant portion of our sales, and our belief that we enjoy a competitive advantage based on our availability of development tools offered by third parties. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ include unexpected changes in the mix of our product sales, unexpected pricing pressures, or unexpected capital requirements that may arise due to other possible acquisitions or other events, unanticipated changes in the businesses of our suppliers, and unanticipated cash shortfalls. Actual results could also differ for the reasons noted under the sub-heading “Factors That May Affect Future Operating Results” in Item 1A, Risk Factors in Part II of this report on Form 10-Q and in other sections of this report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

In May 2004, we acquired NetChip Technology, Inc. which markets and sells USB Device Controllers used in a range of peripheral and consumer applications, including printers, wireless LAN adapters, personal video recorders, and GPS systems. Beginning with the quarter ended June 30, 2004, our operating results include results of NetChip Technology, Inc. and its products.

We utilize a “fabless” semiconductor business model whereby we purchase wafers or packaged and tested semiconductor devices from independent manufacturing foundries. This approach allows us to focus on defining, developing, and marketing our products and eliminates the need for us to invest large amounts of capital in manufacturing facilities and work-in-process inventory.

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

Our long-term success will depend on our ability to introduce new products. While new products typically generate little or no revenues during the first twelve months following their introduction, our revenues in subsequent periods depend upon these new products. Due to the lengthy sales cycle and additional time before our customers request volume production, significant revenues from our new products typically occur twelve to twenty-four months after product introduction. As a result, revenues from newly introduced products have, in the past, produced a small percentage of our total revenues in the year the product was introduced. See -“Our Lengthy Sales Cycle Can Result in Uncertainty and Delays with Regard to Our Expected Revenues” in Item 1A, Risk Factors, in Part II of this report on Form 10-Q.

RESULTS OF OPERATIONS

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.4	37.2	39.9	36.9
Gross margin	57.6	62.8	60.1	63.1

Operating expenses:
Research and development	24.9	35.4	25.2	33.2
Selling, general and administrative	30.8	30.5	29.6	32.0
Amortization of purchased intangible assets	2.5	3.9	2.5	3.9
Total operating expenses	58.2	69.8	57.3	69.1

Income (loss) from operations	(0.6)	(7.0)	2.8	(6.0)
Interest income and other, net	2.2	1.4	1.9	1.3

Income (loss) before provision for income taxes	1.6	(5.6)	4.7	(4.7)
Provision for income taxes	0.1	0.0	0.2	0.1

Net income (loss)	1.5%	(5.6)%	4.5%	(4.8)%

Net Revenues

Net revenues consist of product revenues generated principally by sales of our semiconductor devices. Net revenues for the three months ended June 30, 2006 were $19.4 million, an increase of 47.2% from $13.2 million for the three months ended June 30, 2005. The increase was primarily due to the increased unit shipments of our PCI Express products due to the general market adoption of the PCI Express standard, higher sales of our USB products across a broad set of customers and an increase in sales of our PCI I/O devices. For the three months ended June 30, 2006, sales of our PCI I/O devices, PCI Express products and USB products accounted for 58.9%, 20.9%, and 20.2%, respectively, of our total net revenues. For the three months ended June 30, 2005, sales of our PCI I/O devices, PCI Express products and USB products accounted for 79.9%, 4.5%, and 15.6%, respectively, of our total net revenues.

For the three months ended June 30, 2006, two distributors accounted for 32% and 12% of net revenues. For the same period in 2005, one distributor accounted for 26% of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

In the first quarter ended March 31, 2006, PLX completed an evaluation of its revenue recognition methodology and concluded that it was more appropriate to recognize revenues on sales to distributors at the time of shipment to a distributor (also referred to as the sell-in basis of recognizing revenue). Prior to the first quarter, PLX recognized revenues on sales to distributors when the distributor resold the product to its end customer (also referred to as the sell-through basis of recognizing revenue). SFAS No. 48, Revenue Recognition When Right of Return Exists, sets forth conditions that must be met to recognize revenue at the time of shipment. Among those conditions is that a company that provides a right of return or pricing concession to a buyer be able to reasonably estimate the amount of future returns or pricing concessions. In the past, PLX had concluded that it did not meet this condition and therefore used the sell-through basis of revenue recognition. PLX now has concluded that it is reasonably able to estimate returns and pricing concessions, and therefore has concluded to implement the sell-in method of accounting for sales to distributors. PLX recognized an additional $2.8 million in revenues during the first quarter of 2006 as a result of this change.

Net revenues for the six months ended June 30, 2006 were $39.4 million, an increase of 49.3% from $26.4 million for the six months ended June 30, 2005. The increase was primarily due to the increased unit shipments of our PCI Express products due to the general market adoption of the PCI Express standard, higher sales of our USB products across a broad set of customers and higher sales of our PCI I/O devices. Included in net revenues for the six months ended June 30, 2006 is an increase of $2.8 million related to the change in our estimates for revenues to distributors. For the six months ended June 30, 2006, sales of our PCI I/O devices, PCI Express products and USB products accounted for 60.9%, 20.1%, and 19.0%, respectively, of our total net revenues. For the six months ended June 30, 2005, sales of our PCI I/O devices, PCI Express products and USB products accounted for 81.8%, 3.4%, and 14.8%, respectively, of our total net revenues.

For the six months ended June 30, 2006, two distributors accounted for 30% and 11% of net revenues. For the same period in 2005, one distributor accounted for 25% of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

Customer demand for semiconductors can change quickly and unexpectedly.  Our revenue levels have been highly dependent on the amount of new orders that are received for products to be delivered to the customer within the same quarter, also called “turns fill” orders.  Because of the long cycle time to build our products and our lack of visibility into demand when turns fill orders are high, it is difficult to predict which products to build to match future demand.  We believe the current high turns fill requirements will continue indefinitely.  The sustainability of improved customer demand is uncertain and highly dependent on economic conditions.  The high turns fill orders requirement together with the uncertainty of product mix and pricing, makes it difficult to predict future levels of sales and profitability and may require us to carry higher levels of inventory.

Gross Margin

Gross margin represents net revenues less the cost of revenues. Cost of revenues includes the cost of (1) purchasing semiconductor devices or wafers from our independent foundries, (2) package, assembly and test services from our independent foundries, assembly contractors and test contractors and (3) our operating costs associated with the procurement, storage, and shipment of products as allocated to production.

Gross margin for the three months ended June 30, 2006 was 57.6%, as compared to 62.8% for the same period in 2005. In absolute dollars, gross margin increased by $2.9 million or 35.0% to $11.2 million for the three months ended June 30, 2006 from $8.3 million for the same period in 2005. The decrease in gross margin as a percent of sales for the three months ended June 30, 2006 when compared to the same period in 2005 was primarily attributable to higher sales of PCI Express and USB products, which yield lower margins relative to the PCI I/O devices and lower production yields on certain first generation PCI Express products.

Gross margin for the six months ended June 30, 2006 was 60.1%, as compared to 63.1% for the same period in 2005. In absolute dollars, gross margin increased by $7.0 million or 42.3% to $23.7 million for the six months ended June 30, 2006 from $16.7 million for the same period in 2005. Included in gross margin for the six months ended June 30, 2006 is an increase of $1.9 million related to the change in our estimates for revenues to distributors. The decrease in gross margin as a percent of sales for the six months ended June 30, 2006 when compared to the same period in 2005 was primarily attributable to higher sales of PCI Express and USB products, which yield lower margins relative to the PCI I/O devices and lower production yields on certain first generation PCI Express products..

Future gross profit and gross margin are highly dependent on the product and customer mix, write-downs and recoveries of excess or obsolete inventory, the position of our products in their respective life cycles, and specific manufacturing costs. Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development Expenses

Research and development (R&D) expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and engineering tooling costs at our independent foundries are included in research and development expenses. Beginning on January 1, 2006, stock-based compensation expenses as prescribed by SFAS123R is included in research and development expenses. The focus of our R&D efforts is to bring new products, as well as new versions of existing products, to market.

R&D as a percentage of net revenues decreased to 24.9% for the three months ended June 30, 2006, as compared to 35.4% for the same period in 2005. The percentage decrease is due primarily to an increase in net revenues, partially offset by an increase in stock-based compensation expense. In absolute dollars, R&D expenses increased by $0.1 million or 3.6% to $4.8 million for the three months ended June 30, 2006 from $4.7 million for the same period in 2005. The increase in R&D was due to increases in stock-based compensation expense of $0.5 million and higher compensation and benefit expenses of $0.3 million. This was partially offset by decreases in external engineering expenses of $0.5 million and decreases in employee expenses of $0.1 million.

R&D as a percentage of net revenues decreased to 25.2% for the six months ended June 30, 2006, as compared to 33.2% for the same period in 2005. The percentage decrease is due primarily to an increase in net revenues, partially offset by an increase in stock-based compensation expense. In absolute dollars, R&D expenses increased by $1.1 million or 13.0% to $9.9 million for the six months ended June 30, 2006 from $8.8 million for the same period in 2005. The increase in R&D was due to (1) increases in stock-based compensation expense of $1.0 million, (2) higher compensation and benefit expenses of $0.6 million, and (3) increases in professional fees of $0.2 million. This was partially offset by (1) decreases in external engineering expenses of $0.2 million, (2) decreases in employee expenses of $0.2 million, and (3) decreases in software lease expenses of $0.1 million.

We believe continued spending on research and development to develop new products is critical to our success and, consequently, expect research and development expenses to increase in absolute dollars in future periods.

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

SG&A as a percentage of net revenues increased to 30.8% for the three months ended June 30, 2006, as compared to 30.5% for the same period in 2005. The percentage increase is due primarily to an increase in stock-based compensation expense. In absolute dollars, SG&A expenses increased by $2.0 million or 48.8% to $6.0 million for the three months ended June 30, 2006 from $4.0 million for the same period in 2005. The increase in SG&A was due primarily to increases in (1) stock-based compensation expense of $0.9 million, (2) compensation and benefit expenses of $0.5 million, (3) rental expenses from the opening of our Taiwan sales office of $0.1 million, (4) travel expenses of $0.2 million, (5) marketing expenses of $0.1 million, and (6) commission expense of $0.1 million resulting mainly from higher revenues.

SG&A as a percentage of net revenues decreased to 29.6% for the six months ended June 30, 2006, as compared to 32.0% for the same period in 2005. The percentage decrease is due primarily to an increase in revenues, partially offset by an increase in stock-based compensation expense. In absolute dollars, SG&A expenses increased by $3.2 million or 38.0% to $11.7 million for the six months ended June 30, 2006 from $8.4 million for the same period in 2005. The increase in SG&A was due primarily to increases in (1) stock-based compensation expense of $1.4 million, (2) compensation and benefit expenses of $0.9 million, (3) rental expenses from the opening of our Taiwan sales office of $0.1 million, (4) travel expenses of $0.2 million, (5) marketing expenses of $0.1 million, and (6) commission expense of $0.3 million resulting mainly from higher revenues.

We expect SG&A expenses in absolute dollars to likely increase in future periods.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets remained relatively flat at $0.5 million for the three months ended June 30, 2006 and 2005. Amortization of purchased intangible assets consists of amortization expense related to developed/core technology and customer base acquired as a result of the HiNT Corporation acquisition in May 2003 and NetChip Technology, Inc. acquisition in May 2004.

Amortization of purchased intangible assets remained relatively flat at $1.0 million for the six months ended June 30, 2006 and 2005. Amortization of purchased intangible assets consists of amortization expense related to developed/core technology and customer base acquired as a result of the HiNT Corporation acquisition in May 2003 and NetChip Technology, Inc. acquisition in May 2004.

Interest Income and Other, Net

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term marketable securities balances. Interest income and other increased by $0.2 million to $0.4 million for the three months ended June 30, 2006 from $0.2 million from the same period in 2005. The increase was primarily due to higher cash and investment balances and higher interest rates.

Interest income and other increased by $0.5 million to $0.8 million for the six months ended June 30, 2006 from $0.3 million from the same period in 2005. The increase was primarily due to higher cash and investment balances and higher interest rates.

Provision for Income Taxes

Net income tax expense of $71,000 has been recorded for the six month period ended June 30, 2006, compared to income tax expense of $15,000 for the same period in 2005. Income tax expense for the six months ended June 30, 2006 was comprised of federal alternative minimum tax, miscellaneous state income taxes and foreign income taxes currently payable, partially offset by a $0.6 million tax benefit for a release of tax reserves in the first quarter ended March 31, 2006. For the same period in 2005, the provision for income taxes related to projected federal, state and foreign taxes payable.

Deferred tax assets are recognized when there is sufficient evidence that it is more likely than not that such deferred tax assets will be realized. We have determined that such evidence does not currently exist. Therefore, a full valuation allowance has been established to reserve our net deferred tax assets.

Liquidity and Capital Resources

Cash and cash equivalents and short term marketable securities were $38.3 million at June 30, 2006, an increase of $3.3 million from $35.0 million at December 31, 2005. The increase was due primarily to (1) net income of $1.8 million adjusted for non-cash expenses of $4.4 million, which includes stock-based compensation of $2.5 million, (2) an increase in accounts payable of $2.6 million due primarily to increased inventory purchases, (3) an increase in accrued compensation and benefits of $0.5 million, (4) a decrease in other current assets of $0.3 million, and (5) cash received of $2.5 million from the exercise of stock options. These cash inflows were partially offset by (1) a decrease in other accrued expenses of $0.7 million, (2) an increase in inventory of $5.8 million due to increased purchases of PCI Express and other products as a result of increased demand, (3) a decrease in deferred revenues of $2.0 million due to the change in our estimates for revenues to distributors, and (4) capital expenditures of $0.6 million.

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock.  At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.  Approximately 774,000 shares had been repurchased for approximately $1.9 million in cash in 2003. We did not repurchase any shares in 2004 or 2005, or during the six month period ended June 30, 2006.

As of June 30, 2006, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
	Total	Less than 1 Year	1-3 Years
Operating leases - facilities and equipment	$132	$98	$34
Software licenses	3,865	1,265	2,600
Inventory purchase commitments	9,840	9,840	-
Total cash obligations	$13,837	$11,203	$2,634

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

In the first quarter ended March 31, 2006, PLX completed an evaluation of its revenue recognition methodology and concluded that it was more appropriate to recognize revenues on sales to distributors at the time of shipment to a distributor (also referred to as the sell-in basis of recognizing revenue). Prior to the first quarter, PLX recognized revenues on sales to distributors when the distributor resold the product to its end customer (also referred to as the sell-through basis of recognizing revenue). SFAS No. 48, Revenue Recognition When Right of Return Exists, sets forth conditions that must be met to recognize revenue at the time of shipment. Among those conditions is that a company that provides a right of return or pricing concession to a buyer be able to reasonably estimate the amount of future returns or pricing concessions. In the past, PLX had concluded that it did not meet this condition and therefore used the sell-through basis of revenue recognition. PLX now has concluded that it is able to reasonably estimate returns and pricing concessions, and therefore has concluded to implement the sell-in method of accounting for sales to distributors. PLX recognized an additional $2.8 million in revenues during the first quarter of 2006 as a result of this change.

As of June 30, 2006, PLX has controls in place to monitor sales returns from and pricing concessions to its distributors. PLX uses data from a variety of controls, such as monthly monitoring of distributor inventory levels, Returns Material Authorization controls, and regular monitoring of distributor pricing concession and product rotation requests. PLX uses this data to arrive at a reasonable estimate on sales returns from and pricing concessions to its distributors.

Inventory Valuation

We evaluate the need for potential write-downs for inventory by considering a combination of factors. Based on the life of the product, sales history, obsolescence, and sales forecast, we may record write-downs to our inventory of up to 100%. Any adverse changes to our future product demand may result in increased write-downs, resulting in decreased gross margin. In addition, future sales on any of our previously written down inventory may result in increased gross margin in the period of sale.

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

Taxes

We account for income taxes using the liability method. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of June 30, 2006, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio comprised of fixed income securities, including amounts classified as cash equivalents and short-term investments. Our investment portfolio totaled $34.4 million at June 30, 2006. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. While our investment policy allows us to invest in high quality, short-term and long-term debt instruments, our investment portfolio as of June 30, 2006 is comprised of cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in less than a $0.1 million decrease (less than 1%) in the fair value of our available-for-sale securities.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Based on their evaluation as of June 30, 2006, our Chief Executive Officer and acting Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

(b) Changes in internal controls.

There have been no significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Historically, a relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. For the three months ended June 30, 2006, two distributors accounted for 32% and 12% of net revenues. For the same period in 2005, one distributor accounted for 26% of net revenues. For the six months ended June 30, 2006, two distributors accounted for 30% and 11% of net revenues. For the same period in 2005, one distributor accounted for 25% of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. For the six months ended June 30, 2006 and 2005, sales through distributors accounted for approximately 71% and 61%, respectively, of our net revenues. Some of our distributors also market and sell competing products. Distributors may terminate their relationships with us at any time. Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

Sales outside of North America accounted for approximately 70% of our revenues for the six months ended June 30, 2006. In 2005, 2004, and 2003, sales outside of North America accounted for approximately 68%, 68%, and 63% of our revenues, respectively. Sales outside of North America may fluctuate in future periods and may continue to account for a large portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on May 25, 2006, the following proposals were submitted to a vote of stockholders:

Proposal No. 1: Election of Directors

The following votes were cast for each director nominee and each such nominee was reelected to the Company’s Board of Directors:

Name	Votes For	Votes Withheld
Michael J. Salameh	26,448,909	167,410
D. James Guzy	25,644,976	971,343
John H. Hart	26,257,214	359,105
Robert H. Smith	26,436,542	179,777
Thomas Riordan	26,452,942	163,377
Patrick Verderico	26,452,842	163,477

Proposal No. 2: Amendment and Restatement of the Company’s 1999 Stock Incentive Plan, which was approved:

For	18,686,728
Against	1,987,797
Abstain	984,749
Broker Non-Votes	4,957,045
Total Shares Voted	26,616,319

Proposal No. 3: Ratification of Independent Registered Public Accountants, which was approved:

For	26,579,307
Against	24,556
Abstain	12,456
Total Shares Voted	26,616,319

ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1*	Amended and Restated PLX Technology, Inc. 1999 Stock Incentive Plan, filed as Appendix A to the Company's Proxy Statement on Schedule 14A, dated April 18, 2006, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Finanical Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           PLX TECHNOLOGY, INC.

Date: August 4, 2006                                                  By  /s/  Michael Salameh
                     Michael Salameh
                     Chief Executive Officer
                                          (Principal Executive Officer and
                     Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1*	Amended and Restated PLX Technology, Inc. 1999 Stock Incentive Plan, filed as Appendix A to the Company's Proxy Statement on Schedule 14A, dated April 18, 2006, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Finanical Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.