Form 10-Q
period 2006-09-30
PLX TECHNOLOGY INC
filed 2006-11-03
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006 there were 28,396,942 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2006	2005 (1)
	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$30,232	$21,028
Short-term marketable securities	7,488	14,015
Accounts receivable, net	6,810	6,203
Inventories	10,822	4,328
Other current assets	1,189	1,842
Total current assets	56,541	47,416
Property and equipment, net	29,059	29,535
Long-term marketable securities	1,965	-
Goodwill	35,818	35,818
Other purchased intangible assets	3,296	4,729
Other assets	482	413
Total assets	$127,161	$117,911

LIABILITIES
Current Liabilities:
Accounts payable	$5,709	$4,530
Accrued compensation and benefits	2,207	1,754
Deferred revenues	-	1,963
Accrued commissions	529	298
Other accrued expenses	1,319	1,877
Total current liabilities	9,764	10,422

Commitments
STOCKHOLDERS' EQUITY
Common stock, par value	28	28
Additional paid-in capital	125,343	118,313
Accumulated other comprehensive loss	(80)	(114)
Accumulated deficit	(7,894)	(10,738)
Total stockholders' equity	117,397	107,489
Total liabilities and stockholders' equity	$127,161	$117,911

(1)  Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues	$21,046	$12,869	$60,462	$39,276
Cost of revenues	8,836	4,394	24,558	14,151
Gross margin	12,210	8,475	35,904	25,125

Operating expenses:
Research and development	5,396	4,849	15,310	13,626
Selling, general and administrative	5,609	3,791	17,266	12,238
Amortization of purchased intangible assets	440	512	1,433	1,536
Total operating expenses	11,445	9,152	34,009	27,400

Income (loss) from operations	765	(677)	1,895	(2,275)
Interest income and other, net	484	222	1,247	562

Income (loss) before provision for income taxes	1,249	(455)	3,142	(1,713)
Provision for income taxes	227	55	298	70

Net income (loss)	$1,022	$(510)	$2,844	$(1,783)

Basic net income (loss) per share	$0.04	$(0.02)	$0.10	$(0.07)
Shares used to compute basic per share amounts	28,241	27,482	28,070	27,067

Diluted net income (loss) per share	$0.04	$(0.02)	$0.10	$(0.07)
Shares used to compute diluted per share amounts	28,783	27,482	28,843	27,067

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities
Net income (loss)	$2,844	$(1,783)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	1,479	1,569
Stock-based compensation expense	3,625	-
Amortization of stock-based compensation	47	152
Amortization of purchased intangible assets	1,433	1,536
Other non-cash items	(147)	128
Changes in operating assets and liabilities:
Accounts receivable	(553)	(1,371)
Inventories	(6,494)	881
Other current assets	653	1,007
Other assets	(70)	(270)
Accounts payable	1,179	224
Accrued compensation and benefits	453	17
Accrued commissions	231	(8)
Deferred revenues	(1,963)	711
Other accrued expenses	(558)	(97)
Net cash provided by operating activities	2,159	2,696

Cash flows provided by investing activities:
Purchases of marketable securities	(12,017)	(3,657)
Sales and maturities of marketable securities	16,728	10,075
Purchase of property and equipment	(1,003)	(558)
Net cash provided by investing activities	3,708	5,860

Cash flows provided by financing activities:
Proceeds from exercise of common stock options	3,358	843
Proceeds from exercise of warrants	-	26
Net cash provided by financing activities	3,358	869

Effect of exchange rate fluctuations on cash and cash equivalents	(21)	(31)

Increase in cash and cash equivalents	9,204	9,394
Cash and cash equivalents at beginning of year	21,028	9,556
Cash and cash equivalents at end of year	$30,232	$18,950

Non-cash investing and financing activities:
Common stock issued for the acquisition of NetChip Technology, Inc.	-	$5,120

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, “PLX” or the “Company”) as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Comprehensive Net Income (Loss)

The Company’s comprehensive net income (loss) for the three and nine month periods ended September 30, 2006 and September 30, 2005 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$1,022	$(510)	$2,844	$(1,783)
Unrealized gain on marketable securities, net	16	38	55	62
Cumulative translation adjustments	(9)	(11)	(21)	(18)
Comprehensive net income (loss)	$1,029	$(483)	$2,878	$(1,739)

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

In the first quarter ended March 31, 2006, PLX completed an evaluation of its revenue recognition methodology and concluded that it was more appropriate to recognize revenues on sales to distributors at the time of shipment to a distributor (also referred to as the sell-in basis of recognizing revenue). Prior to the first quarter, PLX recognized revenues on sales to distributors when the distributor resold the product to its end customer (also referred to as the sell-through basis of recognizing revenue). Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, sets forth conditions that must be met to recognize revenue at the time of shipment. Among those conditions is that a company that provides a right of return or pricing concession to a buyer be able to reasonably estimate the amount of future returns or pricing concessions. In the past, PLX had concluded that it did not meet this condition and therefore used the sell-through basis of revenue recognition. In the first quarter of 2006, PLX concluded that it is able to reasonably estimate returns and pricing concessions, and therefore has implemented the sell-in method of accounting for sales to distributors. PLX recognized an additional $2.8 million in revenues during the first quarter of 2006 as a result of this change.

As of September 30, 2006, PLX has controls in place to monitor sales returns from and pricing concessions to its distributors. PLX uses data from a variety of controls, such as monthly monitoring of distributor inventory levels, Returns Material Authorization controls and regular monitoring of distributor pricing concession and product rotation requests. PLX uses this data to arrive at a reasonable estimate on sales returns from and pricing concessions to its distributors.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. SFAS 157 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of SFAS 157 on its financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

2. Stock Based Compensation

Stock Option Plans

In January 1998, the Company’s stockholders approved the 1998 Stock Incentive Plan (“1998 Plan”). Under the 1998 Plan, options generally vest over four years and have a maximum term of 10 years. The Board of Directors generally establishes the exercise price as the closing price quoted on NASDAQ on the date of grant. In addition to stock options, the 1998 Plan allows for the grant of restricted stock, stock appreciation rights, performance shares, performance units, dividends and dividend equivalents.

In January 1999, the Company’s stockholders approved the 1999 Stock Incentive Plan (“1999 Plan”). The 1999 Plan has substantially the same terms as the 1998 Plan.

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations, other than as related to option grants to employees and directors below the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the first nine months of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first nine months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate for the three and nine months ended September 30, 2006 of approximately 30% was based on historical forfeiture experience to anticipate actual forfeitures in the future. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123R requires the cash flows resulting from the tax benefits generated from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Prior to the adoption of SFAS 123R those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. The Company calculated its expected volatility assumption required in the Black-Scholes model by blending the historical volatility of its stock with the implied volatility for traded options on its stock. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

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

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Risk-free interest rate	4.50%	4.80%
Expected volatility	0.67	0.68
Expected life (years)	4.39	4.39

The following table shows total stock-based compensation expense described for the three and nine months ended September 30, 2006, included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of revenues	$13	$38
Research and development	471	1,476
Selling, general and administrative	673	2,111
Pre-tax stock-based compensation expense	1,157	3,625
Income tax	-	-
Net stock-based compensation expense	$1,157	$3,625

A summary of option activity under the Company’s stock equity plans during the nine months ended September 30, 2006 is as follows:

				Weighted Average
				Remaining	Aggregate
	Options Available	Number of	Weighted Average	Contractual Term	Intrinsic
Options	for Grant	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2005	1,032,905	4,483,051	$10.57
Granted	(604,250)	604,250	12.86
Exercised	-	(292,537)	5.17
Cancelled	218,979	(220,441)	14.19

Outstanding at March 31, 2006	647,634	4,574,323	$11.04	5.94	$15,280,392

Authorized	800,000	-	-
Granted	(109,500)	109,500	12.33
Exercised	-	(202,151)	4.86
Cancelled	125,965	(127,512)	11.84

Outstanding at June 30, 2006	1,464,099	4,354,160	$11.33	5.71	$12,537,148

Authorized	-	-	-
Granted	(57,000)	57,000	10.02
Exercised	-	(146,928)	5.89
Cancelled	326,577	(326,577)	16.23

Outstanding at September 30, 2006	1,733,676	3,937,655	$11.11	5.52	$6,777,704

Exercisable at September 30, 2006		2,417,338	$11.52	4.96	$5,234,192

The Black-Scholes weighted average fair values of options granted during the three months ended September 30, 2006 and 2005 were $5.58 and $6.91, respectively.

The Black-Scholes weighted average fair values of options granted during the nine months ended September 30, 2006 and 2005 were $7.18 and $6.58, respectively.

The following table summarizes ranges of outstanding and exercisable options as of September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$0.88 - $7.65	742,279	5.18	$4.73	573,522	$4.32
$7.70 - $8.90	869,715	5.39	8.36	540,451	8.16
$9.00 - $9.55	666,478	5.98	9.20	466,541	9.15
$9.96 - $13.00	815,750	6.39	12.13	52,227	11.52
$13.11 - $25.94	839,433	4.73	20.07	780,597	20.48
$27.00 - $27.00	4,000	3.84	27.00	4,000	27.00
Total	3,937,655	5.52	$11.11	2,417,338	$11.52

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was approximately $0.6 million and $3.9 million, respectively. As of September 30, 2006, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $4.0 million which is expected to be recognized as expense over a weighted average period of approximately 1.31 years.

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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Risk-free interest rate	4.03%	3.94%
Volatility	0.98	1.00
Expected life (years)	4.75	4.75

Pro forma results are as follows (in thousands except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss as reported	$(510)	$(1,783)
Add: Stock-based compensation included in reported net loss	20	152
Deduct: Stock-based compensation cost under SFAS 123	(1,295)	(4,042)
Pro forma net loss	$(1,785)	$(5,673)

Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro forma
net loss per common share - basic and diluted	27,482	27,067
Pro forma net loss per common share - basic and diluted	$(0.06)	$(0.21)
Reported net loss per common share - basic and diluted	$(0.02)	$(0.07)

3. Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories were as follows (in thousands):

	September 30,	December 31,
	2006	2005
	(in thousands)
Work-in-process	$1,940	$1,605
Finished goods	8,882	2,723
Total	$10,822	$4,328

4. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss)	$1,022	$(510)	$2,844	$(1,783)
Weighted average shares of common stock outstanding	28,241	27,482	28,070	27,067
Net income (loss) per share - basic	$0.04	$(0.02)	$0.10	$(0.07)
Shares used in computing basic net income (loss) per share	28,241	27,482	28,070	27,067
Dilutive effect of stock options	542	-	773	-
Shares used in computing diluted net income (loss) per share	28,783	27,482	28,843	27,067
Net income (loss) per share - diluted	$0.04	$(0.02)	$0.10	$(0.07)

Weighted average employee stock options to purchase approximately 1.6 million shares for each of the three and nine month periods ended September 30, 2006 were outstanding, but was not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

The Company incurred a net loss for the three and nine month periods ended September 30, 2005. Therefore, the effect of dilutive securities of approximately 4.5 million equivalent shares for each of the three and nine month periods ended September 30, 2005 was excluded from the computation of diluted loss per share as their impact would be anti-dilutive. Dilutive securities include only stock options.

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:	(in thousands)		(in thousands)
United States	$5,316	$3,578	$14,915	$10,865
Taiwan	4,344	1,285	11,380	3,448
Europe	2,618	2,145	7,660	6,388
Singapore	2,570	1,991	9,022	5,056
Japan	2,210	1,020	5,970	3,274
China	2,022	1,474	5,844	5,516
The Americas - excluding United States	1,119	653	2,983	1,910
Asia - excluding Taiwan, Singapore, Japan and China	847	723	2,688	2,819
Total	$21,046	$12,869	$60,462	$39,276

For the three months ended September 30, 2006, two distributors accounted for 31% and 11%, respectively, of net revenues. As of September 30, 2006, the same two distributors accounted for 39% and 12%, respectively, of the total accounts receivable balance. For the same period in 2005, one distributor accounted for 24% of net revenues. As of September 30, 2005, the same distributor accounted for 26% of the total accounts receivable balance. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

For the nine months ended September 30, 2006, two distributors accounted for 30% and 11%, respectively, of net revenues. For the same period in 2005, one distributor accounted for 25% of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

6. Income Taxes

Net income tax expense of $298,000 has been recorded for the nine month period ended September 30, 2006, compared to income tax expense of $70,000 for the same period in 2005. Income tax expense for the nine months ended September 30, 2006 was comprised of federal alternative minimum tax, miscellaneous state income taxes and foreign income taxes currently payable, partially offset by a $0.6 million tax benefit for a release of tax reserves in the first quarter ended March 31, 2006. For the same period in 2005, the provision for income taxes related to projected federal, state and foreign taxes payable.

Deferred tax assets are recognized when there is sufficient evidence that it is more likely than not that such deferred tax assets will be realized. The Company has determined that such evidence does not currently exist. Therefore, a full valuation allowance has been established to reserve the Company's net deferred tax assets. However, in light of current operating results, the Company is reviewing the realizability of the asset balance in conjunction with preparing its 2007 business plan and upon completing this analysis in the fourth quarter of 2006, the Company will determine whether it is appropriate to adjust the valuation allowance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements also include statements regarding our future gross margin, our future research and development expenses, our future selling, general and administrative expenses, our ability to meet our capital requirements for the next twelve months, our future capital requirements, current high turns fill requirements and our anticipation that sales to a small number of customers will account for a significant portion of our sales. Actual results could differ materially from those projected in such forward-looking statements. Factors that could cause actual results to differ include unexpected changes in the mix of our product sales, unexpected pricing pressures, or unexpected capital requirements that may arise due to other possible acquisitions or other events, unanticipated changes in the businesses of our suppliers, and unanticipated cash shortfalls. Actual results could also differ for the reasons noted under the sub-heading “Factors That May Affect Future Operating Results” in Item 1A, Risk Factors in Part II of this report on Form 10-Q and in other sections of this report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

RESULTS OF OPERATIONS

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.0	34.1	40.6	36.0
Gross margin	58.0	65.9	59.4	64.0

Operating expenses:
Research and development	25.6	37.7	25.3	34.7
Selling, general and administrative	26.7	29.5	28.6	31.2
Amortization of purchased intangible assets	2.1	4.0	2.4	3.9
Total operating expenses	54.4	71.2	56.3	69.8

Income (loss) from operations	3.6	(5.3)	3.1	(5.8)
Interest income and other, net	2.3	1.7	2.1	1.4

Income (loss) before provision for income taxes	5.9	(3.6)	5.2	(4.4)
Provision for income taxes	1.1	0.4	0.5	0.2

Net income (loss)	4.8%	(4.0)%	4.7%	(4.6)%

Net Revenues

Net revenues consist of product revenues generated principally by sales of our semiconductor devices. Net revenues for the three months ended September 30, 2006 were $21.0 million, an increase of 63.5% from $12.9 million for the three months ended September 30, 2005. The increase was primarily due to the increased unit shipments of our PCI Express products due to the general market adoption of the PCI Express standard, higher sales of our PCI I/O devices, and higher sales of our USB products across a broad set of customers. For the three months ended September 30, 2006, sales of our PCI I/O devices, PCI Express products and USB products accounted for 60.5%, 21.8%, and 17.7%, respectively, of our total net revenues. For the three months ended September 30, 2005, sales of our PCI I/O devices, PCI Express products and USB products accounted for 80.8%, 4.9%, and 14.3%, respectively, of our total net revenues.

For the three months ended September 30, 2006, two distributors accounted for 31% and 11% of net revenues. For the same period in 2005, one distributor accounted for 24% of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

In the first quarter ended March 31, 2006, PLX completed an evaluation of its revenue recognition methodology and concluded that it was more appropriate to recognize revenues on sales to distributors at the time of shipment to a distributor (also referred to as the sell-in basis of recognizing revenue). Prior to the first quarter, PLX recognized revenues on sales to distributors when the distributor resold the product to its end customer (also referred to as the sell-through basis of recognizing revenue). SFAS No. 48, Revenue Recognition When Right of Return Exists, sets forth conditions that must be met to recognize revenue at the time of shipment. Among those conditions is that a company that provides a right of return or pricing concession to a buyer be able to reasonably estimate the amount of future returns or pricing concessions. In the past, PLX had concluded that it did not meet this condition and therefore used the sell-through basis of revenue recognition. In the first quarter of 2006, PLX concluded that it is reasonably able to estimate returns and pricing concessions, and therefore has implemented the sell-in method of accounting for sales to distributors. PLX recognized an additional $2.8 million in revenues during the first quarter of 2006 as a result of this change.

Net revenues for the nine months ended September 30, 2006 were $60.5 million, an increase of 53.9% from $39.3 million for the nine months ended September 30, 2005. The increase was primarily due to the increased unit shipments of our PCI Express products due to the general market adoption of the PCI Express standard, higher sales of our USB products across a broad set of customers and higher sales of our PCI I/O devices. Included in net revenues for the nine months ended September 30, 2006 is an increase of $2.8 million related to the change in our estimates for revenues to distributors. For the nine months ended September 30, 2006, sales of our PCI I/O devices, PCI Express products and USB products accounted for 60.8%, 20.7%, and 18.5%, respectively, of our total net revenues. For the nine months ended September 30, 2005, sales of our PCI I/O devices, PCI Express products and USB products accounted for 81.4%, 3.9%, and 14.7%, respectively, of our total net revenues.

For the nine months ended September 30, 2006, two distributors accounted for 30% and 11% of net revenues. For the same period in 2005, one distributor accounted for 25% of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

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

Gross margin for the three months ended September 30, 2006 was 58.0%, as compared to 65.9% for the same period in 2005. In absolute dollars, gross margin increased by $3.7 million or 44.1% to $12.2 million for the three months ended September 30, 2006 from $8.5 million for the same period in 2005. The decrease in gross margin as a percent of sales for the three months ended September 30, 2006 when compared to the same period in 2005 was primarily attributable to higher sales of PCI Express and USB products, which yield lower margins relative to the PCI I/O devices and lower production yields on certain first generation PCI Express products.

Gross margin for the nine months ended September 30, 2006 was 59.4%, as compared to 64.0% for the same period in 2005. In absolute dollars, gross margin increased by $10.8 million or 42.9% to $35.9 million for the nine months ended September 30, 2006 from $25.1 million for the same period in 2005. Gross margin for the nine months ended September 30, 2006 includes an increase of $1.9 million related to the change in our estimates for revenues to distributors. The decrease in gross margin as a percent of sales for the nine months ended September 30, 2006 when compared to the same period in 2005 was primarily attributable to higher sales of PCI Express and USB products, which yield lower margins relative to the PCI I/O devices and lower production yields on certain first generation PCI Express products.

Future gross profit and gross margin are highly dependent on the product and customer mix, write-downs and recoveries of excess or obsolete inventory, the position of our products in their respective life cycles, and specific manufacturing costs. Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and engineering tooling costs at our independent foundries are included in research and development expenses. Beginning on January 1, 2006, stock-based compensation expenses as prescribed by SFAS123R is included in research and development expenses. The focus of our R&D efforts is to bring new products, as well as new versions of existing products, to market.

R&D as a percentage of net revenues decreased to 25.6% for the three months ended September 30, 2006, as compared to 37.7% for the same period in 2005. The percentage decrease is due primarily to an increase in net revenues, partially offset by an increase in stock-based compensation expense. In absolute dollars, R&D expenses increased by $0.6 million or 11.3% to $5.4 million for the three months ended September 30, 2006 from $4.8 million for the same period in 2005. The increase in R&D was due to the expensing of $0.5 million in stock-based compensation expense beginning on January 1, 2006 as well as higher compensation and benefit expenses of $0.1 million.

R&D as a percentage of net revenues decreased to 25.3% for the nine months ended September 30, 2006, as compared to 34.7% for the same period in 2005. The percentage decrease is due primarily to an increase in net revenues, partially offset by an increase in stock-based compensation expense. In absolute dollars, R&D expenses increased by $1.7 million or 12.4% to $15.3 million for the nine months ended September 30, 2006 from $13.6 million for the same period in 2005. The increase in R&D was due primarily to the expensing of $1.5 million in stock-based compensation expense beginning on January 1, 2006.

We believe continued spending on research and development to develop new products is critical to our success and, consequently, expect research and development expenses to increase in absolute dollars in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related expenses, professional fees, trade show and other promotional expenses, and sales commissions to manufacturers’ representatives. Also, beginning on January 1, 2006, stock-based compensation expenses as prescribed by SFAS123R is included in selling, general and administrative expenses.

SG&A as a percentage of net revenues decreased to 26.7% for the three months ended September 30, 2006, as compared to 29.5% for the same period in 2005. The percentage decrease is due primarily to an increase in net revenues, partially offset by an increase in stock-based compensation expense. In absolute dollars, SG&A expenses increased by $1.8 million or 48.0% to $5.6 million for the three months ended September 30, 2006 from $3.8 million for the same period in 2005. The increase in SG&A was due primarily to the expensing of $0.7 million in stock-based compensation expense beginning on January 1, 2006 as well as increases in (1) compensation and benefit expenses of $0.4 million, (2) professional fees of $0.2 million, and (3) commission expense of $0.2 million resulting from higher revenues.

SG&A as a percentage of net revenues decreased to 28.6% for the nine months ended September 30, 2006, as compared to 31.2% for the same period in 2005. The percentage decrease is due primarily to an increase in net revenues, partially offset by an increase in stock-based compensation expense. In absolute dollars, SG&A expenses increased by $5.1 million or 41.1% to $17.3 million for the nine months ended September 30, 2006 from $12.2 million for the same period in 2005. The increase in SG&A was due primarily to the expensing of $2.1 million in stock-based compensation expense beginning on January 1, 2006 as well as increases in (1) compensation and benefit expenses of $1.3 million due to increased headcount, (2) commission expense of $0.5 million resulting mainly from higher revenues, (3) subsidiary expenses of $0.4 million due to the establishment of our Taiwan and China offices, (4) travel expenses of $0.2 million, and (5) employee expenses of $0.2 million.

We expect SG&A expenses in absolute dollars to likely increase in future periods.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets decreased by $0.1 million or 14.1% to $0.4 million for the three months ended September 30, 2006 from $0.5 million for the same period in 2005. Amortization of purchased intangible assets consists of amortization expense related to developed/core technology and customer base acquired as a result of the HiNT Corporation acquisition in May 2003 and NetChip Technology, Inc. acquisition in May 2004.

Amortization of purchased intangible assets decreased by $0.1 million or 6.7% to $1.4 million for the nine months ended September 30, 2006 from $1.5 million for the same period in 2005. Amortization of purchased intangible assets consists of amortization expense related to developed/core technology and customer base acquired as a result of the HiNT Corporation acquisition in May 2003 and NetChip Technology, Inc. acquisition in May 2004.

Interest Income and Other, Net

Interest income reflects interest earned on cash, cash equivalents, short-term marketable securities and long-term marketable securities balances. Interest income and other increased by $0.3 million to $0.5 million for the three months ended September 30, 2006 from $0.2 million from the same period in 2005. The increase was primarily due to higher cash and investment balances and higher interest rates.

Interest income and other increased by $0.6 million to $1.2 million for the nine months ended September 30, 2006 from $0.6 million from the same period in 2005. The increase was primarily due to higher cash and investment balances and higher interest rates.

Provision for Income Taxes

Net income tax expense of $298,000 has been recorded for the nine month period ended September 30, 2006, compared to income tax expense of $70,000 for the same period in 2005. Income tax expense for the nine months ended September 30, 2006 was comprised of federal alternative minimum tax, miscellaneous state income taxes and foreign income taxes currently payable, partially offset by a $0.6 million tax benefit for a release of tax reserves in the first quarter ended March 31, 2006. For the same period in 2005, the provision for income taxes related to projected federal, state and foreign taxes payable

Deferred tax assets are recognized when there is sufficient evidence that it is more likely than not that such deferred tax assets will be realized. We have determined that such evidence does not currently exist. Therefore, a full valuation allowance has been established to reserve our net deferred tax assets. However, in light of current operating results, we are reviewing the realizability of the asset balance in conjunction with preparing our 2007 business plan and upon completing this analysis in the fourth quarter of 2006, we will determine whether it is appropriate to adjust the valuation allowance.

Liquidity and Capital Resources

Cash, cash equivalents, short-term and long-term marketable securities were $39.7 million at September 30, 2006, an increase of $4.7 million from $35.0 million at December 31, 2005. The increase was due primarily to (1) net income of $2.8 million adjusted for non-cash expenses of $6.4 million, which includes stock-based compensation of $3.7 million, (2) an increase in accounts payable of $1.2 million due primarily to increased inventory purchases, (3) a decrease in other current assets of $0.7 million due to a reduction in license prepayments, and (4) cash received of $3.4 million from the exercise of stock options. These cash inflows were partially offset by (1) an increase in inventory of $6.5 million due to higher revenues and longer lead times imposed by our suppliers, (2) a decrease in deferred revenues of $2.0 million due to the change in our estimates for revenues to distributors, and (3) capital expenditures of $1.0 million.

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock.  At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.  Approximately 774,000 shares had been repurchased for approximately $1.9 million in cash in 2003. We did not repurchase any shares in 2004 or 2005, or during the nine month period ended September 30, 2006.

As of September 30, 2006, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
	Total	Less than 1 Year	1-3 Years
Operating leases - facilities and equipment	$95	$73	$22
Software licenses	3,715	1,651	2,064
Inventory purchase commitments	5,041	5,041	-
Total cash obligations	$8,851	$6,765	$2,086

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

In the first quarter ended March 31, 2006, PLX completed an evaluation of its revenue recognition methodology and concluded that it was more appropriate to recognize revenues on sales to distributors at the time of shipment to a distributor (also referred to as the sell-in basis of recognizing revenue). Prior to the first quarter, PLX recognized revenues on sales to distributors when the distributor resold the product to its end customer (also referred to as the sell-through basis of recognizing revenue). SFAS No. 48, Revenue Recognition When Right of Return Exists, sets forth conditions that must be met to recognize revenue at the time of shipment. Among those conditions is that a company that provides a right of return or pricing concession to a buyer be able to reasonably estimate the amount of future returns or pricing concessions. In the past, PLX had concluded that it did not meet this condition and therefore used the sell-through basis of revenue recognition. In the first quarter of 2006, PLX concluded that it is able to reasonably estimate returns and pricing concessions, and therefore has implemented the sell-in method of accounting for sales to distributors. PLX recognized an additional $2.8 million in revenues during the first quarter of 2006 as a result of this change.

As of September 30, 2006, PLX has controls in place to monitor sales returns from and pricing concessions to its distributors. PLX uses data from a variety of controls, such as monthly monitoring of distributor inventory levels, Returns Material Authorization controls, and regular monitoring of distributor pricing concession and product rotation requests. PLX uses this data to arrive at a reasonable estimate on sales returns from and pricing concessions to its distributors.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on length of time the receivables are past due, generally thirty days. We record reserves for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. We have certain customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers’ creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material affect on our results of operations in the period in which such changes or events occur.

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

Taxes

We account for income taxes using the liability method. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of September 30, 2006, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. However, in light of current operating results, we are reviewing the realizability of the asset balance in conjunction with preparing our 2007 business plan and upon completing this analysis in the fourth quarter of 2006, we will determine whether it is appropriate to adjust the valuation allowance.

Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio comprised of fixed income securities, including amounts classified as cash equivalents, short-term investments and long-term investments. Our investment portfolio totaled $35.6 million at September 30, 2006. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. While our investment policy allows us to invest in high quality, short-term and long-term debt instruments, our investment portfolio as of September 30, 2006 is comprised of cash equivalents, short-term investments and long-term investments. A hypothetical 100 basis point increase in interest rates would result in less than a $0.1 million decrease (less than 1%) in the fair value of our available-for-sale securities.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Based on their evaluation as of September 30, 2006, our Chief Executive Officer and Interim Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

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

Historically, a relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. For the three months ended September 30, 2006, two distributors accounted for 31% and 11% of net revenues. For the same period in 2005, one distributor accounted for 24% of net revenues. For the nine months ended September 30, 2006, two distributors accounted for 30% and 11% of net revenues. For the same period in 2005, one distributor accounted for 25% of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. For the nine months ended September 30, 2006 and 2005, sales through distributors accounted for approximately 70% and 62%, respectively, of our net revenues. Some of our distributors also market and sell competing products. Distributors may terminate their relationships with us at any time. Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

Our Independent Manufacturers May Not Be Able To Meet Our Manufacturing Requirements

We do not manufacture any of our semiconductor devices. Therefore, we are referred to in the semiconductor industry as a “fabless” producer of semiconductors. Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications. We currently have third party manufacturers principally located in Japan, Taiwan, Singapore and Malaysia, that can produce semiconductors which meet our needs. However, as the semiconductor industry continues to progress towards smaller manufacturing and design geometries, the complexities of producing semiconductors will increase. Decreasing geometries may introduce new problems and delays that may affect product development and deliveries. Due to the nature of the semiconductor industry and our status as a “fabless” semiconductor company, we could encounter fabrication-related problems that may affect the availability of our semiconductor devices, delay our shipments or may increase our costs.

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

Sales outside of North America accounted for approximately 70% of our revenues for the nine months ended September 30, 2006. In 2005, 2004, and 2003, sales outside of North America accounted for approximately 68%, 68%, and 63% of our revenues, respectively. Sales outside of North America may fluctuate in future periods and may continue to account for a large portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

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

PLX TECHNOLOGY, INC.

Date: November 3, 2006                             By  /s/ Michael J. Salameh
Michael J. Salameh
Chief Executive Officer
(Principal Executive Officer)

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