Form 10-K
period 2006-12-31
PLX TECHNOLOGY INC
filed 2007-02-27
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 0-25699

PLX Technology, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	94-3008334
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

870 Maude Avenue
Sunnyvale, California  94085
(408) 774-9060

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer [ ]   Accelerated filer [X]    Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's common stock on June 30, 2006, as reported on The Nasdaq National Market, was approximately $180,846,016. Shares of common stock held by each executive officer and director and by each person who to the registrant's knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding at February 22, 2007 was 28,653,513.

DOCUMENTS INCORPORATED BY REFERENCE

PART III OF THIS REPORT ON FORM 10-K INCORPORATES INFORMATION BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT FOR ITS 2007 ANNUAL MEETING OF STOCKHOLDERS - ITEMS 10, 11, 12, 13 AND 14.

PLX Technology, Inc.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2006

PART I

ITEM 1: BUSINESS

Overview

PLX Technology, Inc. ("PLX" or the "Company"), a Delaware corporation established in May 1986, develops and supplies semiconductor devices that accelerate and manage the transfer of data in microprocessor-based systems including networking and telecommunications, enterprise storage, servers, personal computers (PCs), PC peripherals, consumer electronics, imaging and industrial products. We offer a complete solution consisting of three related types of products: semiconductor devices, software development kits and hardware design kits. Our semiconductor devices manage fast and reliable transfer of data in microprocessor based systems. Our software development kits and hardware design kits promote sales of our semiconductor devices by lowering customers' development costs and by accelerating their ability to bring new products to market.

In the last decade, demand for communications, storage, servers, imaging, PCs, consumer electronics and other products that transmit, store and process information rapidly has increased due to:

•	growth of the Internet,
•	deployment of high-speed networking, and
•	proliferation of multimedia.

Suppliers of these products seek to reduce product development time and to use their scarce engineering resources more efficiently. Until the mid 90’s, these suppliers typically developed their own system components and the connections between the components. Now, however, they are increasingly building their equipment based on industry standard connection methods and purchasing components supplied by other companies that comply with these standards. By doing so, they reduce the time and resources required for product development. Consequently, there is a growing demand for standards-based components that connect systems together, such as our semiconductor devices. The majority of products we ship today are based on three interconnect standards that are widely used in our markets: Peripheral Component Interconnect (PCI), Universal Serial Bus (USB) and PCI Express. PLX is an active member of many of the trade associations that define current and future interconnect standards including PCI™, CompactPCI®, PCI-X®, PCI Express™, USB and HyperTransport™.

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

Markets for electronic equipment that rely on high-performance microprocessor-based systems include the following:

•
Networking and Telecommunications. Networking and telecommunications applications include digital telephony, multimedia gateways, wireless base stations, remote access concentrators, routers, switches and cable modem equipment. This market segment has grown rapidly due to the rise of the Internet and the proliferation of high bandwidth communication technologies such as Gigabit and 10 Gigabit Ethernet, Asynchronous Transfer Mode, or ATM, cable modems, Digital Subscriber Line, or xDSL, Voice-over-IP, or VoIP and wireless communications protocols.

•
Enterprise Storage. Enterprise storage applications include disk storage systems in both Network Attached Storage (NAS) and Storage Area Networks (SAN) and storage host bus adapters. The growing use of multimedia applications and storage networks is driving demand for increased data storage capacity.

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

In 2001 and 2002, the PCI Express standard was developed as a higher-performance upgrade to the widely-deployed PCI standard. Many builders of microprocessor-based systems need the improved performance of PCI Express to ensure that the I/O subsystem data transfer capacity keeps pace with the increasing performance of the surrounding processors and peripheral devices. In addition to higher data throughput, PCI Express enables more devices to be connected and improves system management. Although PCI Express, which is a switched-serial architecture, is different in terms of hardware than PCI, a parallel bus architecture, it is software compatible with PCI. This software compatibility attribute makes the task of upgrading PCI systems to take advantage of PCI Express’s performance advantages relatively simple and inexpensive. Consequently, PCI Express has gained rapid acceptance as an architecture for high performance microprocessor-based systems. In 2006, many of the PCs, PC peripherals and servers shipped utilized PCI Express architecture and many storage, communications and embedded systems were starting a transition to PCI Express architecture.

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

Drive I/O Subsystem Standards. We believe that our understanding of I/O technology trends and market requirements allows us to bring to market more quickly new products that support the latest I/O technologies. Through our participation in key industry groups responsible for standards such as the PCI Special Interest Group, the PCI Industrial Computer Manufacturer's Group (PICMG), PCI-X Manufacturers' Group, and the USB Implementers Forum (USB-IF), we have taken an active role in defining new I/O standards.

Strengthen and Expand Industry Relationships. We work with industry leaders in developing hardware and software development tools and marketing programs that promote the use of each company's products. Partners include AMD, Broadcom, Intel, Jungo, Microsoft, Freescale, One Stop Systems, Pigeon Point, RamBus, Virage, Magma, Synopsys, NEC, Bayside, AMCC, ARM and National Instruments. As a result of these relationships, we enable microprocessor-based systems designers to choose the best products for their particular applications while still employing our product as the core of their I/O subsystem design.

Customers

We supply our products to end customers for a wide variety of communications, storage, server, embedded control, PC peripheral and consumer appliance applications. We sell our products directly to our end customers as well as to our distributors. The typical product life cycle of a high performance microprocessor-based system is one to two years or more of product development and initial marketing activity followed by one to five years or more of volume production, assuming the product is successful in the market. The system design team typically selects the sole-source hardware and software components early in the design cycle. Generally, the system will incorporate these same components throughout its product life because changes require an expensive re-engineering effort. Therefore, when our products are designed into a system, they are likely to be used in that system throughout its one to five year or more production life.

Our products are standard semiconductor devices that may be incorporated into equipment used in several of our target markets. More than 1,000 electronic equipment manufacturers incorporate our semiconductor devices in their products.

Products

Our products consist of interconnect semiconductor devices, software development kits and hardware design kits. Development tools provided by third parties support these three design elements. The sales of our interconnect semiconductor devices account for substantially all of our revenues. We generate less than 1% of our revenues from sales of our software development and hardware design kits. Our software development kits and hardware design kits promote sales of our semiconductor devices by lowering customers' development costs allowing them to bring new products to market more quickly.

PCI Express Bridges. The PCI Express bus standard has become the interconnect standard for the latest servers, notebooks, desktops, graphics and storage systems. Most recently it has been used in many communication and embedded systems. With its 2.5Gigabit per second line rate/lane, it offers higher performance than legacy standards. PCI Express Bridges enable conventional PCI products (32-bit/33 MHz, 32-bit/66 MHz and even 64-bit/133 MHz PCI-X) to be upgraded for use in new PCI Express systems. This allows users to quickly bring a new product to market. Applications using these bridge devices include servers, fibre channel HBA’s, graphics, TV tuners, and security systems. The reverse bridging feature also allows users to bridge backwards allowing the latest PCI Express based powerful CPUs/Graphics processors to still service and support the legacy PCI and PCI-X market.

PCI Express Switches. With PCI Express being a point to point serial interconnect, it requires a switch to connect a single port from a processor or chipset to many end-points. Example of applications include fanout in servers, dual graphics in gaming and workstation systems, and backplanes in networking and industrial equipment. PLX switches allow aggregation of multi-channel Gigabit Ethernet, Fibre Channel, graphics and SAS cards to the host. PLX switch products are offered in various configurations as requirements vary from one application to the next.

I/O Accelerators. Our I/O accelerators are semiconductor devices that accelerate movement of data across a PCI bus and between one or more devices or subsystems that need to communicate across the PCI bus. These products incorporate the Data Pipe Architecture technology, a set of circuits and features that enable an efficient flow of data within systems with minimal supervision from the system processor. Our I/O accelerators address a range of applications and provide flexible interfaces that allow them to connect to a wide variety of semiconductor devices, including chipsets from major chipset vendors; FPGAs and processors such as Freescale's PowerPC, Intel's i960 and Strong ARM, Hitachi's SH, and Motorola's 68K series. Customers also use these semiconductor devices in connection with digital signal processors, or DSPs, from Texas Instruments and others. The I/O accelerators can be connected with a wide range of peripheral devices, including LAN, WAN, disk control and graphics.

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

USB Interface Chips. USB interface chips are used by computer peripherals to connect to a PC through an external cabled connection.  The USB standard allows for connections to be made at different speeds.  Hi-Speed USB (also known as USB 2.0) provides 40x the bandwidth of Full-Speed USB and can be found on most PCs sold after 2003.  However, many PC peripherals today, such as mice, printers, and digital cameras, still utilize Full-Speed transfer rates.  PLX’s products are all USB 2.0 Hi-Speed and are backward compatible with USB Full-Speed. Hi-Speed connections can be found today on devices like multi-function printers, DVD camcorders, portable media players, portable navigation systems, digital cameras, PDAs, and hard disks.  PLX acquired this product line through the May 2004 acquisition of NetChip Technology, Inc.

Software Development Kits. Our software development kits, or SDKs, are designed to simplify and accelerate the development of systems that incorporate our semiconductor devices. Support is provided for several industry-leading operating systems, including VxWorks from Wind River, Linux, Microsoft Windows and Vista as well as generic applications and other operating systems. The SDKs include an application programming interface, or API, that enables developers to execute complex transactions with simple commands. This common interface allows customers to preserve their software investment even as their designs evolve in complexity and as new I/O architectures are deployed.

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

To offer additional design support, we work with third party companies that provide development tools for our customers. Although we receive no revenue directly from these development tools, they promote sales of our semiconductor devices because these tools often make it easier to develop systems incorporating our products. Examples include software development tools from Jungo, Microsoft, Pigeon Point, and Wind River and software modeling tools from Synopsys and Magma.

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
NET 2272
NET 2280
NET 2282
NET 2888
NET 2890
PCI Express Bridges	PEX 8111	o Support the standard PCI Express serial interconnect protocol
	PEX 8114	o Facilitate the connection of the newest PCI Express processors
	PEX 8311	o Enable conventional PCI products to be upgraded for use in the newest PCI Express standard
PCI Express Switches	PEX 8508	o Facilitate the connection of the newest PCI Express processors
	PEX 8516	o Provide essential system fanout required by the point-to-point PCI Express standard
	PEX 8517	o Provide PCI Express signal routing
PEX 8518
PEX 8524
PEX 8525
PEX 8532
PEX 8533
PEX 8547
PEX 8548
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

•  semiconductor design;
•  software technology;
•  system design; and
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

Software Technology. We devote engineering resources to the development of software technology used to assist the system developer in debugging hardware and creating data control software. The quality and availability of these tools are key differentiating factors between PLX and competing alternatives. We continue to enhance and expand our software development kits, which contain a set of programming interfaces that simplify the development of software. Our software expertise provides us with valuable insights into our customers' software development issues, which aids the definition and development of future semiconductor devices. Software revenue from sales of our software development kits amounted to less than 1% of our net revenues for 2006.

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

Industry Standards. Through our participation in the key industry groups responsible for interconnect standards, we take an active role in defining new I/O standards such as USB, PCI-X, and PCI Express.

Competition

Competition in the semiconductor industry is intense. If our target markets continue to grow, the number of competitors may increase significantly. In addition, new semiconductor technologies may lead to new products that can perform similar functions as our products.

Competition in the various markets we serve comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources. Thus they can better withstand adverse economic or market conditions. Our principal products compete with standard products from companies such as Cypress Semiconductor, Genesys Logic, IDT, Intel, NEC, Oxford Semiconductor, Pericom Semiconductor, NXP Semiconductor, Renesas, Texas Instruments and Tundra Semiconductor.

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

Sales, Marketing and Technical Support

Our sales and marketing strategy is to achieve design wins at leading systems-companies in high-growth market segments. We market and sell our products in the United States through a combination of direct regional sales managers, a network of independent manufacturers' representatives, and distributors. We maintain United States sales liaison offices in California, Connecticut, Massachusetts, and Texas.

Outside the United States, we have engaged a team of manufacturers' representatives, stocking representatives and distributors to sell and market our products. Our international network includes representatives in Australia, Austria, Belgium, Brazil, Canada, Denmark, Finland, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Korea, Norway, People's Republic of China, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, The Netherlands and the United Kingdom. We maintain a sales liaison office in the United Kingdom to service customers in Europe and the Middle East. We also maintain sales liaison offices in Taiwan and China to service Southeast Asia and The People's Republic of China. Finally, we maintain a sales liaison office in Japan to service customers in Japan.

As of December 31, 2006, we employed 49 individuals in sales and marketing. Sales in North America represented 30%, 32%, and 32%, of net revenues for 2006, 2005, and 2004, respectively. All worldwide sales to date have been denominated in U.S. dollars.

Net revenues through distributors accounted for approximately 70%, 57%, and 53% of our net revenues for 2006, 2005, and 2004, respectively. Included in 2006 distributor revenues is the amount of $2.8 million, or 3.4% of total net revenues, resulting from the change in the accounting for revenues to distributors. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Revenue Recognition” in this Form 10-K for details on the change in accounting for distributor revenues. Revenues related to sales through distributors are expected to continue to account for a large portion of our total revenues. See "Item 1A, Risk Factors - Certain Factors That May Affect Future Operating Results - A Large Portion of Our Revenues Is Derived from Sales to Third-Party Distributors Who May Terminate Their Relationships with Us at Any Time" in this Form 10-K.

In 2006, sales to Metatech and Answer Technology, distributors, accounted for 31% and 10%, respectively, of our net revenues. In 2005, sales to Metatech accounted for 23% of our net revenues. In 2004, sales to Metatech accounted for 13% of our net revenues. No other distributor or direct customer accounted for more than 10% of net revenues in any period presented.

Technical support to customers provided under warranty is provided through field and factory applications engineers, technical marketing personnel and, if necessary, product design engineers. Local field support is provided in person, email, internet, or by telephone. We also use our website to provide product documentation and technical support information. We believe that providing customers with comprehensive product support is critical to remaining competitive in the markets we serve. In addition, our close contact with customer design engineers provides valuable input into existing product enhancements and next generation product specifications.

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

Our research and development expenditures totaled $20.2 million, $18.5 million, and $17.7 million in 2006, 2005, and 2004, respectively. Research and development expenses consist primarily of salaries, share-based compensation and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries are included in research and development expenses. As of December 31, 2006, there were 69 employees engaged in research and development. We perform our research and development activities at our headquarters in Sunnyvale, California and in Salt Lake City, Utah. We periodically seek to hire additional skilled development engineers who are currently in short supply. Our business could be adversely affected if we encounter delays in hiring additional engineers. See "Item 1A, Risk Factors - Certain Factors That May Affect Future Operating Results - We Could Lose Key Personnel Due to Competitive Market Conditions and Attrition" in this Form 10-K.

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

Manufacturing

We have adopted a "fabless" semiconductor manufacturing model and outsource all of our semiconductor manufacturing, assembly and testing. This approach allows us to focus our resources on the design, development and marketing of products and significantly reduces our capital requirements. We subcontract substantially all of our semiconductor manufacturing to AMD in the United States, Fujistu, NEC and Seiko-Epson Semiconductor in Japan, and Taiwan Semiconductor Manufacturing Corporation and UMC in Taiwan. None of our products are currently manufactured by more than one supplier, and all of our products are expected to be single-source manufactured for the foreseeable future. We must place orders two to four months in advance of expected delivery of finished goods. We maintain inventory levels based on current lead times from foundries plus safety stock to account for unanticipated interruption in supply and fluctuations in demand. Our inventory comprises a large portion of our working capital. As a result, we have limited ability to react to fluctuations in demand for our products which could cause us to have an excess or a shortage of inventory of a particular product and reduced product revenues.

In the event of a loss of, or a decision by us to change a key supplier or foundry, qualifying a new supplier or foundry and commencing volume production would likely involve delay and expenses, resulting in lost revenues, reduced operating margins and possible detriment to customer relationships. Since we place our orders on a purchase order basis and do not have a long-term volume purchase agreement with any of our existing suppliers, any of these suppliers may allocate capacity to the production of other products while reducing deliveries to us on short notice. While we believe we currently have good relationships with our foundries and adequate capacity to support our current sales levels, there can be no assurance that adequate foundry capacity will be available in the future on acceptable terms, if at all. See "Item 1A, Risk Factors - Certain Factors That May Affect Future Operating Results - Our Independent Manufacturers May Not Be Able To Meet Our Manufacturing Requirements" in this Form 10-K.

Our semiconductor devices are currently fabricated using a range of semiconductor manufacturing processes. We must continuously develop our devices using more advanced processes to remain competitive on a cost and performance basis. Migrating to new technologies is a challenging task requiring new design skills, methods and tools. We believe that the transition of our products to smaller geometries will be important for us to remain competitive. Our business could be materially adversely affected if any transition to new processes is delayed or inefficiently implemented. See " Item 1A, Risk Factors - Certain Factors That May Affect Future Operating Results - Defects in Our Products Could Increase Our Costs and Delay Our Product Shipments" in this Form 10-K.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions. This often results in significant, often protracted and expensive litigation. There is no intellectual property litigation currently pending against us. However, we may from time to time receive notifications of claims that we may be infringing patents or other intellectual property rights owned by other third parties. If it is necessary or desirable, we may seek licenses under these third party patents or intellectual property rights. However, we cannot be sure that licenses will be offered or that the terms of any offered licenses will be acceptable to us.

The failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture or shipment of products or our use of processes requiring the technology. Litigation could result in significant expenses to us, adversely affect sales of the challenged product or technology and divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. In the event of an adverse result in any litigation, we could be required to pay substantial damages, cease the manufacture, use, sale or importation of infringing products, expend significant resources to develop or acquire non-infringing technology, and discontinue the use of processes requiring the infringing technology or obtain licenses to the infringing technology. In addition, we may not be successful in developing or acquiring the necessary licenses under reasonable terms. This could require expenditures by us of substantial time and other resources. Any of these developments would have a material adverse effect on our business. See "Item 1A, Risk Factors - Certain Factors That May Affect Future Operating Results - Our Limited Ability to Protect Our Intellectual Property and Proprietary Rights Could Adversely Affect Our Competitive Position" in this Form 10-K.

Employees

As of December 31, 2006, we employed a total of 150 full-time employees, including 69 engaged in research and development, 49 engaged in sales and marketing, 3 engaged in manufacturing operations and 29 engaged in general administration activities. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Other circumstances that can affect our operating results include:

•	the timing of significant orders, order cancellations and reschedulings;
•	the loss of a significant customer(s);
•	introduction of products and technologies by our competitors;
•	the availability of production capacity at the fabrication facilities that manufacture our products;
•	our significant customers could lose market share that may affect our business;
•	integration of our product functionality into our customers’ products;
•	our ability to develop, introduce and market new products and technologies on a timely basis;
•	unexpected issues that may arise with devices in production;
•	shifts in our product mix toward lower margin products;
•	changes in our pricing policies or those of our competitors or suppliers, including decreases in unit average selling prices of our products;
•	the availability and cost of materials to our suppliers;
•	general economic conditions; and
•	political climate.

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

Because A Substantial Portion Of Our Net Revenues Are Generated By A Small Number Of Large Customers, If Any Of These Customers Delays Or Reduces Its Orders, Our Net Revenues And Earnings Will Be Harmed

 Historically, a relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. In 2006, sales to Metatech and Answer Technology accounted for 31% and 10%, respectively, of net revenues. In 2005, sales to Metatech accounted for 23% of our net revenues. In 2004, sales to Metatech accounted for 13% of our net revenues. No other distributor or direct customer accounted for more than 10% of net revenues in any period presented.

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

We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our net revenues. Due to these factors, the following have in the past and may in the future reduce our net revenues or earnings:

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

Our Independent Manufacturers May Not Be Able To Meet Our Manufacturing Requirements

We do not manufacture any of our semiconductor devices. Therefore, we are referred to in the semiconductor industry as a “fabless” producer of semiconductors. Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications. We currently have third party manufacturers located in Japan, Taiwan, Singapore and Malaysia, that can produce semiconductors which meet our needs. However, as the semiconductor industry continues to progress towards smaller manufacturing and design geometries, the complexities of producing semiconductors will increase. Decreasing geometries may introduce new problems and delays that may affect product development and deliveries. Due to the nature of the semiconductor industry and our status as a “fabless” semiconductor company, we could encounter fabrication-related problems that may affect the availability of our semiconductor devices, delay our shipments or may increase our costs.

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

Customers Are Requiring That We Offer Our Products In Lead-Free Packages

Governmental regulations in certain countries and customers' intention to produce products that are less harmful to the environment has resulted in a requirement from many of our customers to purchase integrated circuits that do not contain lead. We have responded by offering our products in lead-free versions. While the lead-free versions of our products are expected to be more friendly to the environment, the ultimate impact is uncertain. The transition to lead-free products may produce sudden changes in demand depending on the packaging method used, which may result in excess inventory of products packaged using traditional methods. This may have an adverse affect on our results of operations. In addition, the quality, cost and manufacturing yields of the lead-free products may be less favorable compared to the products packaged using more traditional materials which may result in higher costs to us.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. Net revenues through distributors accounted for approximately 70%, 57%, and 53% of our net revenues in 2006, 2005, and 2004, respectively. Some of our distributors also market and sell competing products. Distributors may terminate their relationships with us at any time. Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

Sales outside of North America accounted for 70%, 68%, and 68% of our net revenues in 2006, 2005 and 2004, respectively. Sales outside of North America may fluctuate in future periods and are expected to account for a large portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

•	difficulties in managing distributors;
•	difficulties in staffing and managing foreign subsidiary and branch operations;
•	political and economic instability;
•	foreign currency exchange fluctuations;
•	difficulties in accounts receivable collections;
•	potentially adverse tax consequences;
•	timing and availability of export licenses;
•	changes in regulatory requirements, tariffs and other barriers;
•	difficulties in obtaining governmental approvals for telecommunications and other products; and
•	the burden of complying with complex foreign laws and treaties.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We own one facility in Sunnyvale, California, which has approximately 55,000 square feet. This facility comprises our headquarters and includes our research and development, sales and marketing and administration departments. In addition, we have leases for an engineering design center in Utah. Internationally, we lease sales offices in Japan, Taiwan and China. These leases comprise approximately 4,000 square feet and have terms expiring on or prior to January 2009. We believe that our current facilities will be adequate through 2007.

ITEM 3: LEGAL PROCEEDINGS

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended December 31, 2006.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Market and has been quoted on The Nasdaq Global Market under the symbol "PLXT" since its initial public offering on April 5, 1999. The following table sets forth, for the periods indicated, the range of quarterly high and low closing price for our common stock as reported on The Nasdaq Global Market:

2006	High Bid	Low Bid
First Quarter	$13.00	$8.66
Second Quarter	14.68	10.83
Third Quarter	12.26	8.35
Fourth Quarter	15.06	10.00

2005	High Bid	Low Bid
First Quarter	$12.37	$7.65
Second Quarter	10.46	7.21
Third Quarter	10.90	7.83
Fourth Quarter	10.06	6.90

As of February 22, 2007, there were approximately 135 holders of record of our common stock and as of that date, the last reported sales price of our common stock was $10.49.

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

Securities Authorized For Issuance Under Equity Compensation Plans

This information is incorporated herein by reference to the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders under the heading "Equity Compensation Plan Information."

Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among PLX Technology, Inc., The Russell 2000 Index
And The Philadelphia Semiconductor Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/01
12/02
12/03
12/04
12/05
12/06
PLX Technology, Inc.
Russell 2000
Philadelphia Semiconductor

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

The graph and other information furnished under the above caption "Performance Graph" in this Part II, Item 5 of this Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of the Exchange Act, as amended.

ITEM 6: SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2006 (1)	2005	2004 (2)	2003 (3)	2002
	in thousands, except per share data
Consolidated Statement of Operations Data:
Net Revenues	$81,425	$54,615	$54,449	$38,038	$34,810
Gross Margin	47,630	35,002	35,710	27,171	23,958
Operating Profit (Loss)	1,715	(2,306)	(831)	(2,797)	(3,264)
Net Income (Loss)	3,006	(1,748)	(642)	(2,259)	(2,320)
Basic Net Income (Loss) Per Share	$0.11	$(0.06)	$(0.03)	$(0.10)	$(0.10)
Shares Used to Compute Basic Per Share Amounts	28,177	27,198	25,422	22,755	22,785
Diluted Net Income (Loss) Per Share	$0.10	$(0.06)	$(0.03)	$(0.10)	$(0.10)
Shares Used to Compute Diluted Per Share Amounts	28,925	27,198	25,422	22,755	22,785

	Years Ended December 31,
	2006	2005	2004	2003	2002
	in thousands, except per share data
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$32,804	$21,028	$9,556	$10,955	$5,482
Working Capital	49,031	36,994	23,108	23,846	23,601
Total Assets	127,948	117,911	110,473	81,803	71,975
Total Stockholders' Equity	$120,936	$107,489	$102,159	$76,021	$67,964

(1)
Results of operations for 2006 include an increase in revenues and cost of revenues of $2.8 million and $0.9 million, respectively, as a result of the Company’s change from sell-through method of accounting for revenues to the sell-in method whereby revenues are recognized at the time of shipment to a distributor.

(2)	Results of operations for 2004 include a $1.1 million charge for in-process research and development as it relates to the acquisition of NetChip Technology, Inc. in May 2004.
(3)	Results of operations for 2003 include a $0.9 million charge for in-process research and development as it relates to the acquisition of HiNT Corporation in May 2003

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

Forward-looking statements include, without limitation, the statements regarding the following:

•	the growing demand for standards-based components such as our semiconductor devices that connect systems together;
•	our objective to expand our advantages in data transfer technology;
•	our expectation that we will support new I/O standards where appropriate;
•	the statements regarding our objective to continue to expand our market position as a developer and supplier of I/O connectivity solutions for high performance systems;
•	our plan to target those applications where we believe we can attain a leadership position;
•	our plan to seek to integrate additional I/O-related functions into our semiconductor devices;
•	our belief that our understanding of I/O technology trends and market requirements allows us to bring to market more quickly new products that support the latest I/O technology;
•	that we continue to integrate more functionality in our semiconductor devices and continue to enhance and expand our software development kits;
•	our belief with respect to the principal factors of competition in the business;
•	our belief that we compete favorably with respect to each of those factors;
•	our expectation that revenues related to sales through distributors will continue to account for a large portion of total revenues;
•	our belief that providing customers with comprehensive product support is critical to remaining competitive in the markets we serve;
•	our belief that our close contact with customer design engineers provides valuable input into existing product enhancements and next generation product specifications;
•	our expectation that we will periodically seek to hire additional development engineers;
•
our expectation that we will continue to make significant investments in research and development in order to continually enhance the performance and functionality of our products to keep pace with competitive products and customer demands for improved performance;

•	our belief that we must continuously develop our devices using more advanced processes to remain competitive on a cost and performance basis;
•	our belief that the transition of our products to smaller geometries will be important for us to remain competitive;
•	our plan to seek patent protection when necessary;
•	our belief that our current facility will be adequate through 2007;
•	our intention to retain earnings for use in our business and not to pay any cash dividend in the foreseeable future;
•	our belief that our long-term success will depend on our ability to introduce new products;
•	our belief that we may be required to carry higher levels of inventory because of the difficulty in predicting future levels of sales and profitability;
•
our belief that continued spending on research and development to develop new products is critical to our success and, consequently, expect to increase research and development expenses in future periods;

•	our expectation that selling, general and administrative expenses in absolute dollars will increase in future periods;
•	our expectation that we will modestly increase capital expenditures in 2007; and
•	our belief that our existing resources, together with cash expected to be generated from our operations, will be sufficient to meet our capital requirements for at least the next twelve months.

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

The time period between initial customer evaluation and design completion can range from six to twenty-four months or more. Furthermore, there is typically an additional six to twelve month or greater period after design completion before a customer requests volume production of our products. Due to the variability and length of these design cycles and variable demand from customers, we may experience significant fluctuations in new orders from month to month. In addition, we typically make inventory purchases prior to receiving customer orders. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results for that quarter and potentially future quarters would be materially and adversely affected.

Our long-term success will depend on our ability to introduce new products. While new products typically generate little or no revenues during the first twelve months following their introduction, our revenues in subsequent periods depend upon these new products. Due to the lengthy sales cycle and additional time before our customers request volume production, significant revenues from our new products typically occur twelve to twenty-four months after product introduction. As a result, revenues from newly introduced products have, in the past, produced a small percentage of our total revenues in the year the product was introduced. See “Item 1A, Risk Factors - Certain Factors That May Affect Future Operating Results -- Our Lengthy Sales Cycle Can Result in Uncertainty and Delays with Regard to Our Expected Revenues” in this Form 10-K.

Results of Operations

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

	Years Ended December 31,
	2006	2005	2004
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	41.5%	35.9%	34.4%
Gross margin	58.5%	64.1%	65.6%

Operating expenses:
Research and development	24.8%	33.8%	32.5%
Selling, general and administrative	29.3%	30.4%	29.4%
Amortization and write-down of purchased intangible assets	2.3%	4.1%	3.2%
In-process research and development	0.0%	0.0%	2.1%
Total operating expenses	56.4%	68.3%	67.2%
Operating income (loss)	2.1%	(4.2)%	(1.6)%
Interest income and other, net	2.2%	1.5%	0.8%
Income (loss) before provision for income taxes	4.3%	(2.7)%	(0.8)%
Provision for income taxes	0.6%	0.5%	0.5%
Net income (loss)	3.7%	(3.2)%	(1.3)%

Comparison of Years Ended December 31, 2006, 2005, and 2004

Net Revenues. Net revenues consist of product revenues generated principally by sales of our semiconductor devices. Net revenues for the year ended December 31, 2006 were $81.4 million, an increase of $26.8 million or 49.1% from $54.6 million for the year ended December 31, 2005. In the first quarter of 2006 we recognized an additional $2.8 million in net revenues resulting from the change in the accounting for revenues to distributors (see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Revenue Recognition” in this Form 10-K). The increase in 2006 net revenues was due primarily to the increased unit shipments of our PCI Express products as a result of the general market adoption of the PCI Express standard and higher sales of our USB products and PCI I/O devices. For the twelve months ended December 31, 2006, sales of our PCI I/O devices, USB products and PCI Express products accounted for 60.9%, 16.9% and 22.2%, respectively, of our total net revenues.  For the twelve months ended December 31, 2005, sales of our PCI I/O devices, USB products and PCI Express products accounted for 78.8%, 14.4% and 6.8%, respectively, of our total net revenues.

For the year ended December 31, 2006, sales to Metatech and Answer Technology, both Asian distributors, accounted for approximately 31% and 10%, respectively, of net revenues. For the years ended December 31, 2005 and 2004, sales to Metatech accounted for approximately 23% and 13%, respectively, of net revenues. No other distributor or direct customer represented greater than 10% of net revenues. We continue to generate significant revenues from Asia. For the twelve months ended December 31, 2006, 2005 and 2004, approximately $46.9 million, $28.7 million and $27.2 million, respectively, of net revenues were generated from Asia.

Net revenues for the year ended December 31, 2005 increased by $0.2 million or 0.3% to $54.6 million from $54.4 million for the year ended December 31, 2004. The increase was primarily due to sales of our PCI Express products as a result of the general market adoption of the PCI Express standard, partially offset by lower sales of our PCI I/O devices and USB products.

Customer demand for semiconductors can change quickly and unexpectedly.  Our revenue levels have been highly dependent on the amount of new orders that are received for product to be delivered to the customer within the same quarter, also called “turns fill” orders.  Throughout 2005 and 2006, turns fill orders in any given quarter ranged from less than 40% to greater than 60% of our total revenues.  Because of the long cycle time to build our products, our lack of visibility into demand when turns fill is high makes it difficult to predict what product to build to match future demand.  The high turns fill requirement together with the uncertainty of product mix and pricing, make it difficult to predict future levels of sales and profitability and may require us to carry higher levels of inventory.

Gross Margin. Gross margin represents net revenues less the cost of revenues. Cost of revenues primarily includes the cost of (1) purchasing semiconductor devices from our independent foundries, (2) packaging, assembly and test services from our independent foundries and assembly and test contractors and (3) our operating costs associated with the procurement, storage and shipment of products.

Gross margin for the year ended December 31, 2006 increased by 36.1%, or $12.6 million, to $47.6 million from $35.0 million for 2005. As a percentage of sales, gross margin decreased to 58.5% for 2006 from 64.1% for 2005. Included in gross margin for 2006 is the amount of $1.9 million, resulting from the change in the accounting for revenues to distributors. The decrease as a percentage of sales was primarily attributable to higher sales of PCI Express and USB products, which have lower margins relative to the PCI I/O devices, and lower yields on certain first generation PCI Express products. In addition, we recorded an inventory write-down of approximately $0.5 million, or 0.7 percentage points, in the fourth quarter ended December 31, 2006 primarily due to certain customers migrating from PCI I/O leaded to lead-free devices more quickly than anticipated, resulting in excess leaded inventory. This migration was brought upon by our customers’ efforts to comply with government guidelines that require their products to be lead-free, green, and compliant with the Restrictions on the use of certain Hazardous Substances (RoHS) Directive.

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

Research and Development Expenses. Research and development (R&D) expenses consist primarily of salaries, share-based compensation and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants, non-recurring engineering at our independent foundries, and deferred stock compensation are included in R&D expenses.

R&D as a percentage of net revenues decreased to 24.8% for the year ended December 31, 2006 as compared to 33.8% for the same period in 2005. In absolute dollars, R&D expenses increased by $1.7 million, or 9.3%, to $20.2 million for the year ended December 31, 2006, from $18.5 million for the same period in 2005. The percentage decrease is due primarily to an increase in revenues, partially offset by the expensing of share-based compensation expense pursuant to SFAS 123R. The increase in R&D in absolute dollars was due primarily to share-based compensation of $2.0 million as well as higher compensation and benefit expenses of $0.9 million, partially offset by a decrease in external engineering expenses of $1.1 million.

R&D as a percentage of net revenues increased to 33.8% for the year ended December 31, 2005 as compared to 32.5% for the same period in 2004. In absolute dollars, R&D expenses increased by $0.8 million, or 4.4%, to $18.5 million for the year ended December 31, 2005, from $17.7 million for the same period in 2004. Included in R&D is stock compensation of $0.1 million for each of the years ended December 31, 2005 and 2004. The increase in R&D in absolute dollars and as a percentage of sales was primarily due to an increase of approximately $0.6 million in compensation and benefit expenses as a result of having a full year’s worth of compensation related to the NetChip acquisition as well as overall higher headcount and an increase in external engineering tools expense of approximately $0.3 million associated with the development of new products and enhancement of existing products.

We believe continued spending on research and development to develop new products is critical to our success and, consequently, expect to increase research and development expenses in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses consist primarily of salaries, share-based compensation and related costs of employees engaged in selling and administrative activities, professional fees, trade show and other promotional expenses, as well as sales commissions to manufacturers' representatives.

SG&A as a percentage of net revenues decreased to 29.3% for the year ended December 31, 2006, as compared to 30.4% for the year ended December 31, 2005. In absolute dollars, SG&A expenses increased by $7.3 million or 43.9% to $23.8 million for the year ended December 31, 2006 from $16.6 million for the same period in 2005. The percentage decrease is due primarily to an increase in revenues, partially offset by the expensing of share-based compensation pursuant to SFAS 123R. The increase in SG&A in absolute dollars was due primarily to share-based compensation of $2.8 million as well as increases in (1) compensation and benefit expenses of $2.2 million, (2) commission expense of $1.3 million resulting from higher revenues, (3) professional fees of $0.3 million, (4) travel expense of $0.3 million and (5) marketing expenses of $0.2 million.

SG&A as a percentage of net revenues increased to 30.4% for the year ended December 31, 2005, as compared to 29.4% for the year ended December 31, 2004. In absolute dollars, SG&A expenses increased by $0.6 million or 3.5% to $16.6 million for the year ended December 31, 2005 from $16.0 million for the same period in 2004. The increase in SG&A in absolute dollars and as a percentage of sales was due primarily to higher compensation and benefit expenses of approximately $1.1 million resulting mainly from higher compensation as a result of having a full year’s worth of NetChip related compensation expenses. This was partially offset by lower consulting and professional fees of $0.6 million due in part to the lower cost associated with our 2005 Sarbanes Oxley compliance effort compared to our effort in 2004.

We expect SG&A expenses in absolute dollars to increase in future periods.

Amortization and Write-down of Purchased Intangible Assets. Amortization and write-down of purchased intangible assets decreased by $0.4 million or 17.2% to $1.9 million for the year ended December 31, 2006 from $2.3 million for the same period in 2005. The decrease is due to customer base acquired as a result of the HiNT Corporation acquisition in May 2003 being fully amortized in 2006 and a $0.2 million write-down in 2005 of an acquired tradename.

Amortization and write-down of purchased intangible assets increased by $0.5 million or 31.7% to $2.3 million for the year ended December 31, 2005 from $1.7 million for the same period in 2004. The increase is due primarily to (1) having a full year’s worth of amortization expense from developed/core technology and customer base acquired as a result of the NetChip Technology, Inc. acquisition in May 2004 (see Note 6 to the Consolidated Financial Statements) and (2) a $0.2 million write-down of a tradename that was acquired as part of the Sebring Systems acquisition in 2000. A portion of the total amortization expense was attributable to amortization of developed/core technology which was $1.0 million and $0.7 million for the years ended December 31, 2005 and 2004, respectively.

Interest Income. Interest income reflects interest earned on average cash, cash equivalents and short-term and long-term investment balances. Interest income increased to $1.8 million in 2006 from $0.8 million for 2005. This increase was primarily due to higher cash and investment balances as well as higher interest rates. Interest income increased to $0.8 million in 2005 from $0.4 million for 2004. This increase was also primarily due to higher cash and investment balances as well as higher interest rates.

Provision for Income Taxes. Income tax expense for the period ended December 31, 2006 was $0.5 million on a pretax profit of $3.5 million, compared to income tax expense of $0.3 million on a pretax loss of $1.5 million and income tax expense of $0.3 million on a pretax loss of $0.4 million for the periods ended December 31, 2005 and 2004, respectively. Our 2006 income tax expense differs from the expected expense derived by applying the applicable U.S. federal statutory rate to the income from operations primarily due to the recording of a valuation allowance for the deferred tax asset partially offset by (1) a $0.6 million tax benefit from the release of tax reserves following the expiration of certain federal statute of limitations and (2) the benefit of research and development tax credits. Our 2005 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to the recording of a valuation allowance for the deferred tax asset partially offset by the benefit of research and development tax credits. Our 2004 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to the write off of in-process research and development and the impact of purchase accounting. This was partially offset by the benefit of research and development tax credits.

Liquidity and Capital Resources

In summary, our cash flows were (in thousands):

	Years Ended December 31,
	2006	2005	2004
Net cash provided by operating activities	$2,883	$3,866	$4,648
Net cash provided by (used in) investing activities	3,537	5,958	(8,148)
Net cash provided by financing activities	5,389	1,667	2,097
Effect of exchange rate fluctuations on cash and cash equivalents	(33)	(19)	4

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of December 31, 2006 cash, cash equivalents, short and long-term marketable securities were $42.3 million, an increase of $7.3 million from $35.0 million at December 31, 2005, and an increase of $12.0 million from $30.3 million at December 31, 2004.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, in-process research and development, changes in deferred revenues, write-downs for inventories, changes in pre-acquisition deferred tax balances, other non-cash items, and the effect of changes in working capital and other activities. Cash provided by operating activities in 2006 of $2.9 million consisted primarily of net income of $3.0 million adjusted for non-cash items of $8.1 million, partially offset by $8.2 million used in working capital and other activities. Cash provided by operating activities in 2005 of $3.9 million consisted primarily of a net loss of $1.7 million adjusted for non-cash items of $5.4 million and $0.2 million provided by working capital and other activities. Cash provided by operating activities in 2004 of $4.6 million consisted primarily of a net loss of $0.6 million adjusted for non-cash items of $5.8 million and $0.5 million used in working capital and other activities.

Cash provided by investing activities in 2006 of $3.5 million was primarily due to cash provided by proceeds from sales and maturities (net of purchases) of investments in marketable securities of $4.7 million, partially offset by capital expenditures of $1.2 million. Capital expenditures have generally comprised of purchases of computer hardware, software, server equipment and furniture and fixtures, and are currently expected to modestly increase in 2007. Cash provided by investing activities in 2005 of $6.0 million was primarily due to proceeds from sales and maturities (net of purchases) of investments in marketable securities of $6.7 million, partially offset by capital expenditures of $0.7 million. For the year ended December 31, 2004, cash used in investing activities was $8.1 million primarily due to purchases (net of sales and maturities) of investments in marketable securities and capital expenditures of $8.9 million and $1.9 million, respectively, partially offset by cash provided by acquisitions of $2.7 million.

Cash provided by financing activities in 2006 of $5.4 million was due to proceeds from the exercise of stock options. Cash provided by financing activities in 2005 of $1.7 million was due to proceeds from the exercise of stock options and warrants. For the year ended December 31, 2004, cash provided by financing activities of $2.1 million was due to proceeds from the exercise of stock options of $2.0 million and a stockholder note receivable of $0.1 million.

The negative effect of exchange rates on cash and cash equivalents during 2006 and 2005 was due to the weakening of the U.S. dollar against other foreign currencies. The positive effect of exchange rates on cash and cash equivalents during 2004 was due to the strengthening of the U.S. dollar against other foreign currencies.

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock.  At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.  As of December 31, 2003 approximately 774,000 shares had been repurchased for approximately $1.9 million in cash. We did not repurchase any shares during 2004, 2005 or 2006.

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

As of December 31, 2006, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
	Total	Less than 1 Year	1-3 Years
Operating leases - facilities and equipment	$168	$105	$63
Software licenses	6,282	4,549	1,733
Inventory purchase commitments	5,276	5,276	-
Total cash obligations	$11,726	$9,930	$1,796

See Note 10 to our Consolidated Financial Statements for additional information on our contractual obligations and commercial commitments.

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

Revenue from product sales to direct customers is recognized upon shipment and transfer of risk of loss if we believe collection is reasonably assured and all other revenue recognition criteria are met. We assess the probability of collection based on a number of factors, including past transaction history and the customer’s creditworthiness.  At the end of each reporting period, the sufficiency of allowances is assessed based on the age of the receivable and the individual customer’s creditworthiness.

In the first quarter ended March 31, 2006, we completed an evaluation of our revenue recognition methodology and concluded that it was more appropriate to recognize revenues on sales to distributors at the time of shipment to a distributor (also referred to as the sell-in basis of recognizing revenue). Prior to the first quarter, we recognized revenue on sales to distributors when the distributor resold the product to its end customer (also referred to as the sell-through basis of recognizing revenue). Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Rights of Return Exists”, sets forth conditions that must be met to recognize revenue at the time of shipment. Among those conditions is that a company that provides a right of return or pricing concession to a buyer be able to reasonably estimate the amount of future returns or pricing concessions. In the past, we had concluded that we did not meet this condition and therefore used the sell-through basis of revenue recognition. In the first quarter of 2006, we concluded that we are able to reasonably estimate returns and pricing concessions, and therefore had implemented the sell-in method of accounting for sales to distributors. We recognized an additional $2.8 million in revenues during the first quarter of 2006 due to this change resulting in an increase to diluted earnings per share of $0.06.

We offer pricing protection to a single distributor whereby we support the distributor’s resale product margin on certain products held in the distributor’s inventory. In general, we analyze current requests for credit in process, also known as ship and debits, inventory at the distributor and credit expectations to determine the ending sales reserve required for this program. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable. In addition, we offer stock rotation rights to several distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. In general, we analyze current stock rotation requests and past experience to determine the ending sales reserve required for this program.

As of December 31, 2006, we have controls in place to monitor sales returns from and pricing concessions to our distributors. We use data from a variety of controls, such as monthly monitoring of distributor inventory levels, Returns Material Authorization controls and regular monitoring of distributor pricing concession and product rotation requests. We use this data to arrive at a reasonable estimate on sales returns from and pricing concessions to our distributors.

Inventory Valuation. We evaluate the need for potential write-downs of inventory by considering a combination of factors. Based on the life of the product, sales history, obsolescence, and sales forecast, we may record write-downs to our inventory ranging from 0% to 100%. Any adverse changes to our future product demand may result in increased write-downs, resulting in decreased gross margin. In addition, future sales on any of our previously written down inventory may result in increased gross margin in the period of sale. In the fourth quarter ended December 31, 2006, we recorded an inventory write-down of approximately $0.5 million primarily due to customers migrating from PCI I/O leaded to lead-free devices quicker than anticipated, resulting in excess leaded inventory. This migration was brought upon by our customers’ efforts to comply with government guidelines that require their products to be lead-free, green, and compliant with the Restrictions on the use of certain Hazardous Substances (RoHS) Directive.

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

Taxes. We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2006, we carried a valuation allowance for the entire deferred tax asset of $16.4 million as a result of uncertainties regarding the realization of the asset balance (see Note 9 to the Consolidated Financial Statements).The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. As of December 2006, a valuation allowance continues to be recorded for the net deferred tax asset based on management’s assessment that realization of deferred tax assets is uncertain due to the history of losses, the variability of operating results and the inability to conclude that it is more likely than not that sufficient taxable income would be generated in future periods to realize those deferred tax assets. Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may significantly increase income in the period such determination is made.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) - an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as such, we must adopt FIN 48 at January 1, 2007. We are currently assessing the impact of FIN 48 on its financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for the first interim period of the first fiscal year ending after November 15, 2006. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio of fixed income securities, including those classified as cash equivalents and investments of approximately $39.3 million at December 31, 2006. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. The Company invests primarily in high-quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in approximately a $0.1 million decrease (less than 1%) in the fair value of the Company's available-for-sale securities. At December 31, 2006, we had an unrealized gain on our investments of approximately $6,000 and an unrealized loss of $43,000 at December 31, 2005.

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

Based on their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

From time to time, our system of internal controls are modified based on either internal or external changes. For example, in the third quarter of 2006, our Chief Financial Officer, Rafael Torres, resigned. As a result, we modified our system of controls to address segregation of duties related controls as appropriate. There have been no additional changes in our internal control over financial reporting that occurred during our most recent fiscal year that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, BDO Seidman, LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

ITEM 9B: OTHER INFORMATION

On February 26, 2007, the Compensation Committee (the “Committee”) of the Board of Directors of PLX Technology, Inc. (the “Company”), approved the 2007 Variable Compensation Plan (the “Plan”) effective as of January 1, 2007 to encourage performance and achieve retention of a select group of executive employees of the Company. The Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code (the “Code”), recently enacted under the American Jobs Creation Act of 2004. Section 409A imposes a number of requirements on non-qualified deferred compensation plans, primarily relating to the timing of elections and distributions. The following is a summary of the terms and conditions of the Plan that are material to the Company. The Plan provides for a variable compensation amount for the 2007 performance to be awarded to eligible employees. Portions of such bonus amount shall be paid to employees on the last business day of January of each of 2008, 2009 and 2010.

Through December 31, 2007, the Committee, in its sole and unlimited discretion, may amend or terminate the Plan. After January 1, 2008, the Committee may amend or terminate the Plan, provided that such amendment does not reduce or increase any benefit to which a participant has accrued and is otherwise entitled to under the terms of the Plan, nor accelerate the timing of any payment under the Plan, except as permitted under Code Section 409A.

The foregoing description of the Plan is qualified in its entirety by reference to the Plan, a copy of which is filed herewith as Exhibit 10.16 and is incorporated herein by reference.

  PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         1.      Consolidated Financial Statements

       For the following financial information included herein, see Index on page 36:
Report of,Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2006.

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2006.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedule

The financial statement schedules of the Company are included in Part IV of this report: For the three years ended December 31, 2006-II Valuation and Qualifying Accounts. All other schedules have been omitted because they are not applicable.

3.	Exhibit Index

See Exhibit Index immediately following the signature page for a list of exhibits filed or incorporated by reference as a part of this report.

(b)	Exhibits

The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15 (a) (3) above.

PLX TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PLX Technology, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of PLX Technology, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. We have also audited Schedule II - Valuation and Qualifying Accounts as of and for each of the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLX Technology, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule II - Valuation and Qualifying Accounts presents fairly, in all material respects, the information set forth therein as of and for the years ended December 31, 2006 and 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PLX Technology, Inc.’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2007 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

/s/ BDO Seidman, LLP
San Francisco, California
February 26, 2007

 Report of Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
PLX Technology, Inc.
Sunnyvale, California

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that PLX Technology, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that PLX Technology, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, PLX Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended, and the 2006 and 2005 financial statement schedule listed in the accompanying index, of PLX Technology, Inc. and our report dated February 26, 2007, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
San Francisco, California
February 26, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PLX Technology, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of PLX Technology, Inc. for the year ended December 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2004. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of PLX Technology, Inc. for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP

San Jose, California
February 24, 2005

PLX TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$32,804	$21,028
Short-term investments	5,853	14,015
Accounts receivable, less allowances of $312 and $211	8,491	6,203
Inventories	8,295	4,328
Other current assets	600	1,842
Total current assets	56,043	47,416
Goodwill	34,976	35,818
Other purchased intangible assets, net of accumulated amortization of $7,944 and $6,071	2,856	4,729
Property and equipment, net	28,744	29,535
Long-term investments	3,666	-
Other assets	1,663	413
Total assets	$127,948	$117,911

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,995	$4,530
Accrued compensation and benefits	2,417	1,754
Deferred margins	-	1,963
Accrued commissions	1,100	298
Other accrued expenses	500	1,877
Total current liabilities	7,012	10,422

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $.001 par value per share:
Authorized -- 5,000,000 shares: none issued and outstanding	-	-
Common stock, $.001 par value per share:
Authorized -- 50,000,000 shares: issued and outstanding -- 28,626,328 and 27,666,868	29	28
Additional paid-in capital	128,735	118,313
Accumulated other comprehensive loss	(96)	(114)
Accumulated deficit	(7,732)	(10,738)
Total stockholders' equity	120,936	107,489
Total liabilities and stockholders' equity	$127,948	$117,911

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Net revenues	$81,425	$54,615	$54,449
Cost of revenues	33,795	19,613	18,739
Gross margin	47,630	35,002	35,710

Operating expenses:
Research and development	20,194	18,469	17,686
Selling, general and administrative	23,848	16,577	16,014
Amortization and write-down of purchased intangible assets	1,873	2,262	1,718
In-process research and development	-	-	1,123
Total operating expenses	45,915	37,308	36,541
Operating income (loss)	1,715	(2,306)	(831)
Interest income	1,763	812	435
Other income, net	40	11	12
Income (loss) before provision for income taxes	3,518	(1,483)	(384)
Provision for income taxes	512	265	258
Net income (loss)	$3,006	$(1,748)	$(642)

Basic net income (loss) per share	$0.11	$(0.06)	$(0.03)

Shares used to compute basic per share amounts	28,177	27,198	25,422

Diluted net income (loss) per share	$0.10	$(0.06)	$(0.03)

Shares used to compute diluted per share amounts	28,925	27,198	25,422

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

				Notes	Accumulated
				Receivable	Other
			Additional	for Employee	Comprehensive		Total
	Common Stock		Paid-in	Stock	Income	Accumulated	Stockholders'
	Shares	Amount	Capital	Repurchases	(Loss)	Deficit	Equity
Balance at December 31, 2003	23,848,168	$24	$84,464	$(70)	$(49)	$(8,348)	$76,021
Issuance of common stock and options related to the acquisition of HiNT Corporation	337,162		2,994	-	-	-	2,994
Issuance of common stock and options related to the acquisition of NetChip Technology, Inc.	2,035,077	2	22,588	-	-	-	22,590
Deferred compensation on options issued related to acquisition of HiNT Corporation	-	-	(869)	-	-	-	(869)
Issuance of stock pursuant to exercise of stock options	486,356	1	2,026	-	-	-	2,027
Repayment of stockholder notes receivable	-	-	-	70	-	-	70
Amortization of deferred stock compensation	-	-	130	-	-	-	130
Comprehensive loss:
Change in unrealized loss on investments	-	-	-	-	(163)	-	(163)
Translation adjustments	-	-	-	-	1	-	1
Net loss	-	-	-	-	-	(642)	(642)
Total comprehensive loss							(804)
Balance at December 31, 2004	26,706,763	27	111,333	-	(211)	(8,990)	102,159
Proceeds from the exercise of warrants assumed in the acquisition of HiNT Corporation	3,057	-	26	-	-	-	26
Issuance of common stock related to the acquisition of NetChip Technology, Inc.	554,306	1	5,119	-	-	-	5,120
Issuance of stock pursuant to exercise of stock options	402,742	-	1,641	-	-	-	1,641
Amortization of deferred stock compensation	-	-	168	-	-	-	168
Tax benefit related to exercise of stock options	-	-	26	-	-	-	26
Comprehensive loss:
Change in unrealized loss on investments	-	-	-	-	115	-	115
Translation adjustments	-	-	-	-	(18)	-	(18)
Net loss	-	-	-	-	-	(1,748)	(1,748)
Total comprehensive loss							(1,651)
Balance at December 31, 2005	27,666,868	28	118,313	-	(114)	(10,738)	107,489
Share-based compensation expense		-	4,903	-	-	-	4,903
Issuance of stock pursuant to exercise of stock options	959,460	1	5,388	-	-	-	5,389
Tax benefit related to exercise of stock options	-	-	131	-	-	-	131
Comprehensive income:
Change in unrealized loss on investments	-	-	-	-	48	-	48
Translation adjustments	-	-	-	-	(30)	-	(30)
Net income	-	-	-	-	-	3,006	3,006
Total comprehensive income							3,024
Balance at December 31, 2006	28,626,328	$29	$128,735	$-	$(96)	$(7,732)	$120,936

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income (loss)	$3,006	$(1,748)	$(642)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization	1,979	2,065	2,197
Share-based compensation expense	4,903	-	-
Amortization of deferred stock compensation	-	168	130
Amortization and write-down of purchased intangible assets	1,873	2,262	1,718
In-process research and development	-	-	1,123
Deferred margins	(1,963)	653	319
Write-downs for inventories	546	-	-
Changes in pre-acquisition deferred tax balances	842	207	162
Other non-cash items	(84)	215	135
Changes in operating assets and liabilities:
Accounts receivable	(2,251)	(1,123)	1,480
Inventories	(4,513)	(169)	(1,772)
Other current assets	1,242	216	(313)
Other assets	(1,250)	(333)	253
Accounts payable	(1,535)	903	766
Accrued compensation and benefits	663	(59)	360
Accrued commissions	802	(2)	(233)
Other accrued expenses	(1,377)	611	(1,035)
Net cash provided by operating activities	2,883	3,866	4,648

Cash flows provided by (used in) investing activities:
Cash paid for the acquisition of HiNT Corporation	-	-	(137)
Cash acquired in acquisition of NetChip Technology, Inc.	-	-	2,821
Purchase of investments	(13,703)	(6,027)	(22,815)
Sales and maturities of investments	18,428	12,725	13,902
Purchase of property and equipment	(1,188)	(740)	(1,919)
Net cash provided by (used in) investing activities	3,537	5,958	(8,148)

Cash flows provided by financing activities:
Proceeds from exercise of common stock options	5,389	1,641	2,027
Proceeds from exercise of warrants	-	26	-
Proceeds from stockholder notes receivable	-	-	70
Net cash provided by financing activities	5,389	1,667	2,097
Effect of exchange rate fluctuations on cash and cash equivalents	(33)	(19)	4
Increase (decrease) in cash and cash equivalents	11,776	11,472	(1,399)
Cash and cash equivalents at beginning of year	21,028	9,556	10,955
Cash and cash equivalents at end of year	$32,804	$21,028	$9,556

Supplemental disclosure of cash flow information:
Cash from income tax refunds	$9	$79	$16
Cash paid for income taxes	$135	$14	$74

Non-cash investing and financing activities
Common stock issued for the acquisition of HiNT Corporation	$-	$-	$2,994
Common stock issued for the acquisition of NetChip Technology, Inc.	$-	$5,120	$22,590

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries in China, Japan, Taiwan and the United Kingdom. All intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments

The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". At December 31, 2006, the Company’s securities consisted of debt securities. Under SFAS 115, management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2006 and 2005, all debt securities were designated as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in a separate component of stockholders' equity. The fair value of securities is based on quoted market prices. The amortized cost of debt securities in this category is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization, as well as any interest earned on the securities, is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories were as follows:

	December 31,
	2006	2005
	(in thousands)
Work-in-process	$1,226	$1,605
Finished goods	7,069	2,723
Total	$8,295	$4,328

The Company evaluates the need for potential write-downs of inventory by considering a combination of factors. Based on the life of the product, sales history, obsolescence and sales forecast, the Company may record write-downs to inventory ranging from 0% to 100%.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the value of net assets of businesses acquired pursuant to SFAS No. 141, "Business Combinations" and is carried at cost unless write-downs for impairment are required. The Company evaluates the carrying value of goodwill on an annual basis (November 1st) and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable. Such indicators would include a significant reduction in the Company's market capitalization, a decrease in operating results or a deterioration in the Company's financial position. To date, no such impairment has been recorded. The Company operates under a single reporting unit and accordingly, all of its goodwill is associated with the entire company.

The purchased intangible assets including customer base and developed/core technology are being amortized over the assets’ useful lives, which ranges from three to six years. Also, see Note 6 to the Consolidated Financial Statements. The Company evaluates other intangible assets for impairment whenever events and circumstances indicate that such assets might be impaired.

Changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows (in thousands):

Balance as of December 31, 2004	$30,965
NetChip acquisition - additional consideration	5,120
Changes in pre-acquisition deferred tax balances	(207)
Other	(60)
Balance as of December 31, 2005	35,818
Changes in pre-acquisition deferred tax balances	(842)
Balance as of December 31, 2006	$34,976

Long-lived Asset Impairment

Long-lived assets, principally property and equipment and identifiable intangibles, held and used by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Also see Note 6 to the Consolidated Financial Statements.

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

Property and equipment are as follows:

	December 31,
	2006	2005
	(in thousands)
Land	$8,550	$8,550
Building	19,333	19,333
Equipment and furniture	11,447	10,357
Purchased software	4,090	4,064
	43,420	42,304
Accumulated depreciation and amortization	(14,676)	(12,769)
Net property and equipment	$28,744	$29,535

Depreciation expense was approximately $2.0 million, $2.1 million and $2.2 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Foreign Currency Translation

The functional currency of each of the Company’s international subsidiaries in China, Japan, Taiwan and the United Kingdom is the United States dollar. Assets and liabilities of the Company’s foreign subsidiaries are translated into the Company’s reporting currency at month-end exchange rates. Revenues and expenses of the Company’s foreign subsidiaries are translated into the Company’s reporting currency at weighted-average exchange rates.

Income Taxes

Income taxes are accounted for using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that all or some portion of deferred tax assets will not be realized.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance, where applicable, has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Revenue from product sales to direct customers and distributors is recognized upon shipment and transfer of risk of loss, if the Company believes collection is reasonably assured and all other revenue recognition criteria are met. The Company assesses the probability of collection based on a number of factors, including past transaction history and the customer’s creditworthiness.  At the end of each reporting period, the sufficiency of allowances is assessed based on the age of the receivable and the individual customer’s creditworthiness.

In the first quarter ended March 31, 2006, the Company completed an evaluation of its revenue recognition methodology and concluded that it was more appropriate to recognize revenues on sales to distributors at the time of shipment to a distributor (also referred to as the sell-in basis of recognizing revenue). Prior to the first quarter, the Company recognized revenue on sales to distributors when the distributor resold the product to its end customer (also referred to as the sell-through basis of recognizing revenue). SFAS No. 48, “Revenue Recognition When Rights of Return Exists”, sets forth conditions that must be met to recognize revenue at the time of shipment. Among those conditions is that a company that provides a right of return or pricing concession to a buyer be able to reasonably estimate the amount of future returns or pricing concessions. In the past, the Company had concluded that it did not meet this condition and therefore used the sell-through basis of revenue recognition. In the first quarter of 2006, the Company concluded that it is able to reasonably estimate returns and pricing concessions, and therefore had implemented the sell-in method of accounting for sales to distributors. The Company recognized an additional $2.8 million in revenues during the first quarter of 2006 due to this change resulting in an increase to diluted earnings per share of $0.06.

The Company offers pricing protection to a single distributor whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. In general, the Company analyzes current requests for credit in process, also known as ship and debits, inventory at the distributor and credit expectations to determine the ending sales reserve required for this program. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable. In addition, the Company offers stock rotation rights to several distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. In general, the Company analyzes current stock rotation requests and past experience to determine the ending sales reserve required for this program.

As of December 31, 2006, the Company has controls in place to monitor sales returns from and pricing concessions to our distributors. The Company uses data from a variety of controls, such as monthly monitoring of distributor inventory levels, Returns Material Authorization controls and regular monitoring of distributor pricing concession and product rotation requests. The Company uses this data to arrive at a reasonable estimate on sales returns from and pricing concessions to its distributors.

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

Software Development Costs

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," the Company is required to capitalize eligible computer software costs upon achievement of technological feasibility subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. The period between the achievement of technological feasibility and release of the Company's software products has been of short duration. As of December 31, 2006, 2005, and 2004 such costs were insignificant. Accordingly, the Company has charged all such costs to research and development expenses in the accompanying consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect various accounts, including but not limited to goodwill, income taxes, inventories, revenue recognition, allowance for doubtful accounts, share-based compensation and warranty reserves as reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

Comprehensive Loss

At December 31, 2006, the components of accumulated other comprehensive loss, reflected in the Consolidated Statements of Stockholders' Equity, consisted of the following:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Unrealized gain (loss) on investments, net	$6	$(42)	$(157)
Cumulative translation adjustments	(102)	(72)	(54)
Accumulated other comprehensive loss	$(96)	$(114)	$(211)

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) - an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as such, the Company must adopt FIN 48 at January 1, 2007. The Company is currently assessing the impact of FIN 48 on its financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for the first interim period of the first fiscal year ending after November 15, 2006. The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

2. Share-Based Compensation

Stock Option Plans

In January 1998, the Company’s stockholders approved the 1998 Stock Incentive Plan (“1998 Plan”). Under the 1998 Plan, options generally vest over four years and have a maximum term of 10 years. The Board of Directors establishes the exercise price as the closing price quoted on NASDAQ on the date of grant. In addition to stock options, the 1998 Plan allows for the grant of restricted stock, stock appreciation rights, performance shares, performance units, dividends and dividend equivalents.

In January 1999, the Company’s stockholders approved the 1999 Stock Incentive Plan (“1999 Plan”). The 1999 Plan has substantially the same terms as the 1998 Plan.

Share-Based Compensation Expense

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant. The fair value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Prior to the adoption of SFAS 123R, the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no share-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations, other than as related to option grants to employees and directors below the fair market value of the underlying stock at the date of grant.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the fiscal year 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As share-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate for the year ended December 31, 2006 of approximately 30% was based on historical forfeiture experience to anticipate actual forfeitures in the future. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123R requires the cash flows resulting from the tax benefits generated from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Prior to the adoption of SFAS 123R those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

 In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

The fair value of share-based awards to employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. The Company calculated its expected volatility assumption required in the Black-Scholes model by blending the historical volatility of its stock with the implied volatility for traded options on its stock. These factors could change in the future, which would affect the share-based compensation expense in future periods.

Valuation and Expense Information Under SFAS 123R

The weighted-average fair value of share-based compensation to employees is based on the multiple option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of share-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. The weighted-average fair value calculations are based on the following average assumptions:

Year Ended
December 31, 2006
Volatility	0.67
Expected life of options (in years)	4.39
Dividend yield	0.00%
Risk-free interest rate	4.72%

The following table shows total share-based compensation expense recorded for the year ended December 31, 2006, (in thousands):

Year Ended
December 31, 2006
Cost of revenues	$51
Research and development	2,004
Selling, general and administrative	2,848
Pre-tax stock-based compensation expense	4,903
Income tax	-
Net stock-based compensation expense	$4,903

A summary of option activity under the Company’s stock equity plans during the three years ended December 31, 2006, 2005 and 2004 are as follows:

				Weighted Average
				Remaining	Aggregate
	Options Available	Number of	Weighted Average	Contractual Term	Intrinsic
Options	for Grant	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2003:	1,389,528	4,236,414	$10.34
Authorized	700,000	-	-
Assumed	-	126,419	1.84
Granted	(969,850)	969,850	10.41
Exercised	-	(486,356)	4.17
Cancelled	444,453	(480,292)	11.52
Outstanding at December 31, 2004:	1,564,131	4,366,035	10.66	6.85	$12,482,793
Granted	(979,300)	979,300	8.96
Exercised	-	(402,742)	4.08
Cancelled	448,074	(459,542)	13.75
Outstanding at December 31, 2005:	1,032,905	4,483,051	10.57	5.95	$5,747,342
Authorized	800,000	-	-
Granted	(880,250)	880,250	12.29
Exercised	-	(959,460)	5.62
Cancelled	687,355	(690,364)	14.77
Outstanding at December 31, 2006	1,640,010	3,713,477	11.47	5.39	$11,718,444

Exercisable at December 31, 2006		2,235,892	$12.01	4.87	$8,126,245

The Black-Scholes weighted average fair values of options granted during the years ended December 31, 2006 2005 and 2004 were $6.98, $7.14 and $8.53, respectively.

The following table summarizes ranges of outstanding and exercisable options as of December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$0.88-$7.75	700,764	5.03 years	$5.29	570,843	$5.01
$4.48-$7.95	634,392	5.46 years	8.54	340,677	8.40
$7.98-$9.00	621,638	5.75 years	9.21	452,046	9.16
$9.12-$10.29	925,250	6.21 years	11.91	94,540	10.85
$12.37-$21.06	827,433	4.48 years	20.09	773,786	20.48
$23.31-$27.00	4,000	3.58 years	27.00	4,000	27.00
Total	3,713,477	5.39 years	$11.47	2,235,892	$12.01

The total intrinsic value of options exercised during the year ended December 31, 2006 was approximately $6.2 million. As of December 31, 2006, total unrecognized compensation costs related to nonvested stock options net of estimated forfeitures was $3.4 million which is expected to be recognized as expense over a weighted average period of approximately 1.24 years.

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

Prior to fiscal 2006, the weighted-average fair value of share-based compensation to employees was based on the multiple option valuation approach. Forfeitures were recognized as they occurred and it was assumed no dividends would be declared. The estimated fair value of share-based compensation awards to employees was amortized ratably over the vesting period of the options. The weighted-average fair value calculations were based on the following weighted-average assumptions:

	Years Ended December 31,
	2005	2004
Volatility	0.93	1.13
Expected life of options (in years)	4.68	5.10
Risk-free interest rate	4.00%	3.55%

Pro forma results are as follows (in thousands except per share amounts):

	Years Ended December 31,
	2005	2004
	(in thousands, except per share data)
Net loss as reported	$(1,748)	$(642)
Add: Share-based compensation included in reported net loss	168	130
Deduct: Share-based compensation cost under SFAS 123	(5,291)	(5,257)
Pro forma net loss	$(6,871)	$(5,769)

Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro forma net loss per common share - basic and diluted	27,198	25,422
Pro forma shares used in the calculation of pro forma net income per common share - diluted	27,198	25,422
Pro forma net loss per common share - basic and diluted	$(0.25)	$(0.23)
Reported net loss per common share - basic and diluted	$(0.06)	$(0.03)

3. Net Income (Loss) Per Share

The Company uses the treasury stock method to calculate the weighted-average shares used in the diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2006	2005	2004
	(in thousands)

Net income (loss)	$3,006	$(1,748)	$(642)
Weighted average shares of common stock outstanding	28,177	27,198	25,422
Net income (loss) per share - basic	$0.11	$(0.06)	$(0.03)
Shares used in computing basic net income (loss) per share	28,177	27,198	25,422
Dilutive effect of stock options	748	-	-
Shares used in computing diluted net income (loss) per share	28,925	27,198	25,422
Net income (loss) per share - diluted	$0.10	$(0.06)	$(0.03)

    Weighted average employee stock options to purchase approximately 1.5 million shares for the year ended December 31, 2006 were outstanding, but was not included in the computation of diluted earnings per share because the exercise price of the stock options, including unamortized share-based compensation, was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

As the Company incurred a loss for each of the years ended December 31, 2005 and 2004, the effect of dilutive securities, totaling 4.5 million, and 4.4 million equivalent shares, respectively, have been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive. Dilutive securities are comprised of options to purchase common stock.

4. Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

The Company invests its excess cash in high quality, short-term and long-term debt instruments. The following is a summary of the Company's investments by major security type at December 31, 2006 and December 31, 2005 (in thousands):

	Amortized	Unrealized	Estimated
	Cost	Gains (Losses), net	Fair Value
2006
Classified as Current Assets:
Cash	$3,025	$-	$3,025
Cash equivalents:
Money market mutual funds	16	-	16
Commercial paper	26,361	3	26,364
Government Agencies	3,400	(1)	3,399
Total cash equivalents	29,777	2	29,779
Total cash and cash equivalents	32,802	2	32,804

Short term investments:
Muni Auction Rate Receipt	1,700	-	1,700
Commercial paper	3,156	1	3,157
Corporate bonds	994	2	996
Total short-term investments	5,850	3	5,853

Long term investments:
Corporate bonds	2,684	-	2,684
Government Agencies	981	1	982
Total long-term investments	3,665	1	3,666

Total cash, cash equivalents, short-term and long-term investments	$42,317	$6	$42,323

2005
Classified as Current Assets:
Cash	$2,678	$-	$2,678
Cash equivalents:
Money market mutual funds	7,977	-	7,977
Commercial paper	10,375	(2)	10,373
Total cash equivalents	18,352	(2)	18,350
Total cash and cash equivalents	21,030	(2)	21,028

Short term investments:
Commercial paper	3,880	(1)	3,879
Corporate bonds	1,167	(6)	1,161
US government & agency securities	9,009	(34)	8,975
Total short-term investments	14,056	(41)	14,015

Total cash, cash equivalents, and short-term investments	$35,086	$(43)	$35,043

At December 31, 2006, the contractual maturity of investments (including cash equivalents) was less than one year. The Company determined the $6,000 unrealized gain as of December 31, 2006 was due to increases in the fair values of the investments above their cost basis.  There were no impairments as of December 31, 2006.

5. Concentrations of Credit, Customer and Supplier Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments and trade receivables. The Company generally invests its excess cash in money market funds, commercial paper of corporations with high credit ratings, municipal bonds, and treasury bills. The Company’s cash, cash equivalents, short and long-term investments were approximately $42.3 million as of December 31, 2006 which exceeded the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any significant losses on its cash equivalents or short and long-term investments.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company's single largest receivable balance accounted for approximately 31% and 21%, of net accounts receivable as of December 31, 2006 and 2005, respectively.

The Company analyzes the need for reserves for potential credit losses and records reserves when necessary. Through fiscal 2006, a relatively small number of direct customers and distributors accounted for a significant percentage of the Company's revenues. For the year ended December 31, 2006, approximately 31% and 10% of net revenue was derived from sales to two distributors, Metatech and Answer Technology, respectively. For the year ended December 31, 2005 and 2004, approximately 23% and 13%, respectively, of net revenue were derived from sales to one distributor, Metatech. No other distributor or direct customer represented greater than 10% of net revenues.

Currently, the Company relies on single source suppliers for the significant majority of its product inventory. As a result, should the Company's current suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results may be adversely impacted.

6. Other Intangible Assets

Information regarding the Company's other identified intangible assets subject to amortization is as follows (in thousands):

		2006
	Estimated	Gross Carrying	Accumulated	Net
	Useful Life	Amounts	Amortization	Value
Patents	4 years	$2,132	$(2,132)	$-
Developed Core Technology	6 years	5,422	(2,880)	$2,542
Customer Base	3 years	3,246	(2,932)	$314
Total		$10,800	$(7,944)	$2,856

			2005
	Estimated	Gross Carrying	Accumulated	Net
	Useful Life	Amounts	Amortization	Value
Patents	4 years	$2,132	$(2,132)	$-
Developed Core Technology	6 years	5,422	(1,915)	$3,507
Customer Base	3 years	3,246	(2,024)	$1,222
Total		$10,800	$(6,071)	$4,729

Identified intangible asset amortization expense was approximately $1.9 million, $2.3 million, and $1.7 million, for the years ended December 31, 2006, 2005 and 2004 respectively.

Estimated amortization expense for fiscal years ending December 31 is as follows:

2007	$1.3	million
2008	0.7	million
2009	0.6	million
2010	0.2	million
Total	$2.8	million

An indefinite lived intangible (Tradename) acquired in connection with the Sebring acquisition was written off in 2005 as it was deemed to have no value. The total write-down, included in the amortization and write-down of purchased intangible assets on the consolidated statement of operations, was $0.2 million.

7. Stock Repurchase

In September 2002, the Company’s Board of Directors approved a repurchase of up to 2,000,000 shares of common stock. The Company, at the discretion of management, can repurchase the shares from time to time in the open market or in privately negotiated transactions. As of fiscal 2003, approximately 774,000 shares were repurchased for approximately $1.9 million. No shares were repurchased in 2004, 2005, or 2006.

8. Retirement Savings Plan

The Company sponsors the PLX Technology, Inc. 401(k) Plan (the “Plan”). The Plan allows all full-time employees to contribute up to 100% of their annual compensation. However, employee contributions are limited to a maximum annual amount as set up by the Internal Revenue Service. Beginning in 1996, the Company made a matching contribution calculated at 50 cents on each dollar of the first 6% of the participant’s compensation. The Company's expenses to the total plan were approximately $0.4 million, $0.3 million and $0.3 million for 2006, 2005 and 2004, respectively.

9. Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Federal:
Current	$(419)	$26	$34
Deferred	712	188	130
	293	214	164

State:
Current	39	9	8
Deferred	144	19	32
	183	28	40

Foreign:
Current	36	23	54
	36	23	54

Total	$512	$265	$258

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal income tax rate as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Tax benefit at the U.S. statutory rate	$1,232	$(504)	$(134)
State taxes (net of federal benefit)	183	329	(25)
Non-deductible in-process R&D write off	-	-	382
Release of income tax reserves	(569)	-	-
Research and development credit	(1,227)	(1,291)	(576)
Change in valuation allowance	819	1,770	553
Other individually immaterial items	74	(39)	58
	$512	$265	$258

During the years ended December 31, 2006, 2005 and 2004, the Company’s deferred tax asset valuation allowance increased by $1.9 million, $3.5 million and $4.7 million, respectively. The increase between December 31, 2004 and December 31, 2005 relates to increases in federal and state research and development credits that have not been realized along with a decrease in the deferred liability related to acquired intangibles.

The increase between December 31, 2005 and December 31, 2006 relates to increases in federal and state research and development credits that have not been realized along with a decrease in the deferred liability related to acquired intangibles.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Accrued expenses and reserves	$1,255	$1,680
Net operating loss carryforwards	7,239	7,782
Research and development credits	9,344	7,037
Gross deferred tax assets:	17,838	16,499
Valuation Allowance	(15,987)	(14,136)
	1,851	2,363
Deferred tax liabilities:
Acquisition related intangibles	(1,452)	(2,201)
Other	(399)	(162)
	(1,851)	(2,363)
Total net deferred tax assets	$-	$-

At December 31, 2006, the Company had federal and state net operating loss carryforwards of $19.6 million and $6.4 million, respectively. These carryforwards will expire at various dates beginning in 2007 through 2025, if not utilized. In addition, as of December 31, 2006, the Company had federal and state tax credit carryforwards of approximately $4.9 million and $6.9 million, respectively. The federal research and development credits will expire beginning in 2012 and the state credits will carryforward indefinitely. Approximately $3.8 million of the federal and $0.8 million of the state net operating loss carryforward represents the stock option deduction arising from activity under the Company’s stock option plan, the benefit of which will increase capital in excess of par value when realized.

Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Utilization of $15.9 million of federal net operating loss and $4.3 million of state net operating loss are subject to an annual limitation under the Internal Revenue Code of 1986, as amended, and similar state provisions. Utilization of $1.1 million of federal research and development credits and $0.8 million of state research and development credits are subject to an annual limitation under the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

Due to operating losses incurred, the Company created a full valuation allowance as of December 2002 for deferred tax assets. As of December 2006, a valuation allowance continues to be recorded for the net deferred tax asset based on management's assessment that realization of deferred tax assets is uncertain due to the history of losses, the variability of operating results and the inability to conclude that it is more likely than not that sufficient taxable income would be generated in future periods to realize those deferred tax assets. Approximately $7.6 million of the valuation allowance relates to acquired tax benefits, which will result in an adjustment to goodwill, net of the related deferred liability on acquired intangibles when such benefits are realized. During 2006, $0.8 million was released from the deferred tax valuation allowance and credited to goodwill.

The calculation of tax liabilities involves inherent uncertainty in the application of complex tax laws.  The Company records tax reserves for additional taxes that we estimate may be required to pay as a result of future potential examinations by federal and state taxing authorities.  If the payment ultimately proves to be unnecessary, the reversal of these tax reserves would result in tax benefits being recognized in the period we determine such reserves are no longer necessary.  The provision in 2006 reflects the release of $0.6 million of tax reserves following the expiration of the federal statute of limitations.

The Company has made no provision for U.S. income taxes on approximately $0.4 million of cumulative undistributed earnings of certain foreign subsidiaries because it is the Company’s intention to permanently reinvest such earnings. If such earnings were distributed, the Company would accrue additional taxes of approximately $0.1 million. Pre-tax income from foreign operations was $77,000, $55,000 and $79,000 in 2006, 2005 and 2004, respectively.

10. Commitments and Contingencies

In 2006, the Company entered into two software license agreements and one intellectual property license agreement with unrelated parties totaling $7.4 million. As of December 31, 2006, the Company is required to make payments in accordance with the agreements of approximately $4.5 million and $1.7 million for the years ended December 31, 2007 and 2008, respectively.

The Company uses several contract manufacturers and suppliers to provide manufacturing services for its products. As of December 31, 2006, the Company has purchase commitments for inventory with these contract manufacturers and suppliers of approximately $5.3 million. These inventory purchase commitments are placed on a sales order basis with lead times ranging from 8 to 13 weeks to meet estimated customer demand requirements.

The Company leases facilities and equipment under non-cancelable operating lease agreements. Future minimum payments under facility and equipment leases at December 31, 2006 are as follows:

(in thousands)
2007	$105
2008	63
Total	$168

Rental expense for all facility leases aggregated approximately $56,000 for the year ended December 31, 2006. Rental expense aggregated approximately $0.2 million for the year ended December 31, 2005 and $0.8 million, net of sublease income of $38,000 for the year ended December 31, 2004.

Warranty and Indemnification Provisions

The accrual and the related expense for known issues were not significant during the periods presented.

Changes in sales warranty reserve are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
		(in thousands)
Balance, beginning of period	$92	$60	$30
Warranty costs incurred	(232)	(148)	(74)
Additions related to current period sales	238	180	104
Balance, end of period	$98	$92	$60

The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that a PLX product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at December 31, 2006 or 2005.

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

Revenues by geographic region based on customer location were as follows:

	Years Ended December 31,
	2006	2005	2004
Revenues:		(in thousands)
United States	$20,656	$15,256	$15,708
Asia - excluding Taiwan and Singapore	19,823	15,665	13,283
Taiwan	14,271	4,760	8,571
Singapore	12,814	8,254	5,392
Europe	10,074	8,244	9,511
The Americas - excluding United States	3,787	2,436	1,984
Total	$81,425	$54,615	$54,449

   Revenues by product type were as follows:

	Years Ended December 31,
	2006	2005	2004
Revenues:		(in thousands)
PCI I/O Devices	$49,573	$43,031	$44,791
PCI Express	18,052	3,737	129
USB	13,800	7,847	9,529
Total	$81,425	$54,615	$54,449

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Years Ended December 31,
	2006	2005	2004
Metatech	31%	23%	13%
Answer Technology	10%	-	-

12. Quarterly Summaries (unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Net revenues	$20,005	$19,411	$21,046	$20,963
Gross profit	$12,508	$11,186	$12,210	$11,726
Net income	$1,541	$281	$1,022	$162
Net income per basic share	$0.06	$0.01	$0.04	$0.01
Net income per diluted share	$0.05	$0.01	$0.04	$0.01

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Net revenues	$13,222	$13,185	$12,869	$15,339
Gross profit	$8,365	$8,285	$8,475	$9,877
Net income (loss)	$(541)	$(732)	$(510)	$35
Net income (loss) per basic share	$(0.02)	$(0.03)	$(0.02)	$0.00
Net income (loss) per diluted share	$(0.02)	$(0.03)	$(0.02)	$0.00

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

		Additions		Deductions
	Balance at	Charged to	Charged to	Amount	Balance at
	Beginning of	Costs and	Other	Recovered	End of
Description	Period	Expenses	Accounts	(Written off)	Period
Year ended December 31, 2006:
Allowance for doubtful accounts	$131	$9	$-	$(46)	$94
Deferred tax asset valuation allowance	$14,136	$-	$1,851	$-	$15,987
Allowance for returns and price concessions	$80	$138	$-	$-	$218
Year ended December 31, 2005:
Allowance for doubtful accounts	$127	$14	$-	$(10)	$131
Deferred tax asset valuation allowance	$10,649	$-	$3,487	$-	$14,136
Allowance for returns and price concessions	$-	$80	$-	$-	$80
Year ended December 31, 2004:
Allowance for doubtful accounts	$161	$45	$-	$(79)	$127
Deferred tax asset valuation allowance	$5,967	$-	$4,682	$-	$10,649

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2007	PLX Technology, Inc. by: /s/ Michael J. Salameh Name: Michael J. Salameh Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Salameh and Arthur O. Whipple, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in- fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title(s)	Date

/s/ Michael J. Salameh	Chief Executive Officer and Director	February 27, 2007
Michael J. Salameh	(Principal Executive Officer)

Chief Financial Officer, Vice President,
/s/ Arthur O. Whipple	Finance and Secretary	February 27, 2007
Arthur O. Whipple	(Principal Accounting Officer)

/s/ D. James Guzy	Director and Chairman of the Board of	February 27, 2007
D. James Guzy	Directors

/s/ Robert H. Smith	Director	February 27, 2007
Robert H. Smith

/s/ John H. Hart	Director	February 27, 2007
John H. Hart

/s/ Thomas J. Riordan	Director	February 27, 2007
Thomas Riordan

/s/ Patrick Verderico	Director	February 27, 2007
Patrick Verderico

EXHIBIT INDEX

Exhibit
Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2 (1)	Registrant's Amended and Restated Bylaws.
3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

4.1	Reference is made to Exhibits 3.1 and 3.3.
4.2	Registration Rights Agreement, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed on June 21, 2004 and incorporated herein by reference.
10.1 (1)*	Form of Indemnification Agreement between PLX and each of its Officers and Directors.
10.2 (1)*	1998 Stock Incentive Plan.
10.3 (1) (2)*	1999 Stock Incentive Plan, As Amended.
10.4 (1)	Lease Agreement dated October 17, 1997 between The Arrillaga Foundation and The Perry Foundation as Landlords and PLX as Tenant, as amended.
10.10 (4)*	HiNT Corporation 2000 Stock Plan.
10.11 (3)*	Sebring Systems, Inc. 1997 Stock Option/Stock/Issuance Plan.
10.12 (5)*	NetChip Technology, Inc. 1996 Flexible Stock Incentive Plan.
10.13*
PLX Technology, Inc. 2004 Bonus and Deferred Compensation Plan, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

10.14*	PLX Technology, Inc. 2005 Bonus and Deferred Compensation Plan, filed as Exhibit 10.1 to the Company’s Form 8-K, filed on April 13, 2005, and incorporated herein by reference.
10.15*	PLX Technology, Inc. 2006 Bonus and Deferred Compensation Plan, filed as Exhibit 10.15 to the Company’s Form 10-K, filed on March 3, 2006, and incorporated herein by reference.
10.16*	PLX Technology, Inc. 2007 Variable Compensation Plan.
10.17*	Amended and Restated PLX Technology, Inc. 1999 Stock Incentive Plan, titled as Appendix A to the Company's Proxy Statement on Schedule 14A, dated April 18, 2006, and incorporated herein by reference.
10.18*
Offer letter, dated December 29, 2006 between PLX Technology, Inc. and Arthur O. Whipple, filed as Exhibit 10-1 to the Company's Form 8-K, filed on January 18, 2007, and incorporated herein by reference.

14.1	Code of Ethics, filed as Exhibit 14.1 to the Company’s Form 10-K, filed on March 3, 2006, and incorporated herein by reference.
16.1
Letter from Ernst & Young, LLP, to the Securities and Exchange Commission, dated July 13, 2005, and filed as Exhibit 16.1 to the Company’s Form 8-K/A, filed July 15, 2005, and incorporated herein by reference.

21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See Signature page).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C.Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C.Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-71795).
(2)	Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002.
(3)	Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on June 2, 2000.
(4)	Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2003.
(5)	Incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.
*	Management contract or compensatory plan or arrangement.