Form 10-Q
period 2007-03-31
PLX TECHNOLOGY INC
filed 2007-05-07
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 1, 2007 there were 28,669,394 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2007	2006 (1)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$32,554	$32,804
Short-term marketable securities	6,096	5,853
Accounts receivable, net	8,909	8,491
Inventories	7,272	8,295
Other current assets	2,002	600
Total current assets	56,833	56,043
Property and equipment, net	28,397	28,744
Goodwill	34,976	34,976
Other purchased intangible assets	2,416	2,856
Long-term marketable securities	6,423	3,666
Other assets	485	1,663
Total assets	$129,530	$127,948

LIABILITIES
Current Liabilities:
Accounts payable	$4,727	$2,995
Accrued compensation and benefits	1,891	2,417
Accrued commissions	437	1,100
Other accrued expenses	533	500
Total current liabilities	7,588	7,012

Commitments
STOCKHOLDERS' EQUITY
Common stock, par value	29	29
Additional paid-in capital	130,025	128,735
Accumulated other comprehensive loss	(108)	(96)
Accumulated deficit	(8,004)	(7,732)
Total stockholders' equity	121,942	120,936
Total liabilities and stockholders' equity	$129,530	$127,948

 (1)  Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Net revenues	$18,640	$20,005
Cost of revenues	7,263	7,497
Gross margin	11,377	12,508

Operating expenses:
Research and development	5,742	5,079
Selling, general and administrative	6,170	5,675
Amortization of purchased intangible assets	440	512
Total operating expenses	12,352	11,266

Income (loss) from operations	(975)	1,242
Interest income and other, net	574	342

Income (loss) before provision for income taxes	(401)	1,584
Provision (benefit) for income taxes	(129)	43

Net income (loss)	$(272)	$1,541

Basic net income (loss) per share	$(0.01)	$0.06
Shares used to compute basic per share amounts	28,645	27,884

Diluted net income (loss) per share	$(0.01)	$0.05
Shares used to compute diluted per share amounts	28,645	28,794

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income (loss)	$(272)	$1,541
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities:
Depreciation and amortization	484	484
Share-based compensation expense	1,152	1,064
Amortization of purchased intangible assets	440	512
Deferred margins	-	(1,963)
Other non-cash items	(56)	(84)
Changes in operating assets and liabilities:
Accounts receivable	(418)	(1,275)
Inventories	1,023	(3,660)
Other current assets	(1,402)	454
Other assets	1,178	64
Accounts payable	1,732	2,075
Accrued compensation and benefits	(1,189)	306
Other accrued expenses	35	(432)
Net cash provided by (used in) operating activities	2,707	(914)

Cash flows provided by investing activities:
Purchases of marketable securities	(6,138)	(2,634)
Sales and maturities of marketable securities	3,200	9,900
Purchase of property and equipment	(143)	(335)
Net cash provided by (used in) investing activities	(3,081)	6,931

Cash flows provided by financing activities:
Proceeds from exercise of common stock options	138	1,511
Net cash provided by financing activities	138	1,511

Effect of exchange rate fluctuations on cash and cash equivalents	(14)	(2)

Increase (decrease) in cash and cash equivalents	(250)	7,526
Cash and cash equivalents at beginning of period	32,804	21,028
Cash and cash equivalents at end of period	$32,554	$28,554

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, “PLX” or the “Company”) as of March 31, 2007 and for the three month period ended March 31, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

The unaudited condensed consolidated financial statements include all of the accounts of the Company and those of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect various accounts, including but not limited to goodwill, income taxes, inventories, revenue recognition and related sales reserves, allowance for doubtful accounts, share-based compensation and warranty reserves as reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

Comprehensive Net Income (Loss)

The Company’s comprehensive net income (loss) for the three month periods ended March 31, 2007 and March 31, 2006 was as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net income (loss)	$(272)	$1,541
Unrealized gain on marketable securities, net	2	28
Cumulative translation adjustments	(14)	(2)
Comprehensive net income (loss)	$(284)	$1,567

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

In the first quarter ended March 31, 2006, the Company completed an evaluation of its revenue recognition methodology and concluded that it was more appropriate to recognize revenues on sales to distributors at the time of shipment to a distributor (also referred to as the sell-in basis of recognizing revenue). Prior to the first quarter, the Company recognized revenues on sales to distributors when the distributor resold the product to its end customer (also referred to as the sell-through basis of recognizing revenue). Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, sets forth conditions that must be met to recognize revenue at the time of shipment. Among those conditions is that a company that provides a right of return or pricing concession to a buyer be able to reasonably estimate the amount of future returns or pricing concessions. In the past, the Company had concluded that it did not meet this condition and therefore used the sell-through basis of revenue recognition. In the first quarter of 2006, the Company concluded that it is able to reasonably estimate returns and pricing concessions, and therefore had implemented the sell-in method of accounting for sales to distributors. The Company recognized an additional $2.8 million in revenues during the first quarter of 2006 due to this change resulting in an increase to diluted earning per share of $0.06.

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

As of March 31, 2007, the Company has controls in place to monitor sales returns from and pricing concessions to its distributors. The Company uses data from a variety of controls, such as monthly monitoring of distributor inventory levels, Returns Material Authorization controls and regular monitoring of distributor pricing concession and product rotation requests. The Company uses this data to arrive at a reasonable estimate on sales returns from and pricing concessions to its distributors.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the effects of FIN 48 did not have a material impact on its financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its financial position and results of operations.

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

Share-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options. Share-based compensation expense for stock options granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For awards granted prior to, but not vested, as of January 1, 2006, share-based compensation expense was based on the grant-date fair value, previously estimated, using the Black-Scholes valuation model, in accordance with the original provisions of SFAS 123. The Company recognizes the share-based compensation expense on a straight-line basis over the requisite service period of the award, which generally equals the vesting period of each grant.

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

	Three Months Ended
	March 31,
	2007	2006
Risk-free interest rate	4.46%	4.81%
Expected volatility	0.62	0.69
Expected life (years)	4.35	4.39

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Term: The Company’s expected term represents the weighted-average period that the Company’s stock options are expected to be outstanding. The expected term is based on the observed and expected time to post-vesting exercise of options by employees. The Company uses historical exercise patterns of previously granted options in relation to stock price movements to derive an employee behavioral pattern used to forecast expected exercise patterns.

Expected Volatility: The Company uses a blend of historical volatility and market-based implied volatility. The selection of the proportion of market-based volatility depends, among other things, on the availability of traded options on the Company’s stock and term of such options. Due to sufficient volume of the traded options, during the three months ended March 31, 2007 and 2006, the Company used, in accordance with SAB 107, 100% market-based implied volatility. The selection of the implied volatility approach was based upon the availability of traded options on the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.

As share-based compensation expense recognized in the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate of 27% was based on historical experience.

The following table shows total share-based compensation expense described for the three months ended March 31, 2007 and 2006, included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Cost of revenues	$18	$10
Research and development	532	477
Selling, general and administrative	602	577
Pre-tax stock-based compensation expense	1,152	1,064
Income tax	-	-
Net stock-based compensation expense	$1,152	$1,064

A summary of option activity under the Company’s stock equity plans during the three months ended March 31, 2007 is as follows:

				Weighted Average
				Remaining	Aggregate
	Options Available	Number of	Weighted Average	Contratual Term	Intrinsic
Options	for Grant	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2006	1,640,010	3,713,477	$11.47	5.39	$11,718,444
Granted	(572,900)	572,900	10.15
Exercised	-	(26,499)	5.20
Cancelled	51,174	(51,174)	13.36

Outstanding at March 31, 2007	1,118,284	4,208,704	$11.31	5.38	$4,085,919

Exercisable at March 31, 2007		2,430,353	$11.92	4.76	$3,497,536

The Black-Scholes weighted average fair values of options granted during the three months ended March 31, 2007 and 2006 were $5.34 and $7.36, respectively.

The following table summarizes ranges of outstanding and exercisable options as of March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contratual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$0.88 - $7.98	860,051	5.00	$5.87	728,738	$5.62
$8.00 - $9.34	851,070	4.77	8.92	568,702	8.93
$9.41 - $10.21	1,038,400	6.76	9.98	179,902	9.62
$10.29 - $16.65	1,047,000	5.75	13.98	540,828	15.01
$19.37 - $27.00	412,183	3.06	24.15	412,183	24.15
Total	4,208,704	5.38	$11.31	2,430,353	$11.92

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was approximately $0.2 million and $1.7 million, respectively. As of March 31, 2007, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $4.7 million which is expected to be recognized as expense over a weighted average period of approximately 1.49 years.

3. Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories were as follows (in thousands):

	March 31,	December 31,
	2007	2006
	(in thousands)
Work-in-process	$1,283	$1,226
Finished goods	5,989	7,069
Total	$7,272	$8,295

The Company evaluates the need for potential write-downs of inventory by considering a combination of factors. Based on the life of the product, sales history, obsolescence and sales forecast, the Company may record write-downs to inventory ranging from 0% to 100%.

4. Net Income (Loss) Per Share

The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006

Net income (loss)	$(272)	$1,541
Weighted average shares of common stock outstanding	28,645	27,884
Net income (loss) per share - basic	$(0.01)	$0.06
Shares used in computing basic net income (loss) per share	28,645	27,884
Dilutive effect of stock options	-	910
Shares used in computing diluted net income (loss) per share	28,645	28,794
Net income (loss) per share - diluted	$(0.01)	$0.05

The Company incurred a net loss for the three month period ended March 31, 2007. Therefore, the effect of dilutive securities of approximately 4.2 million equivalent shares was excluded from the computation of diluted loss per share as its impact would be anti-dilutive. Dilutive securities include only stock options.

Weighted average employee stock options to purchase approximately 3.7 million shares for the three month period ended March 31, 2006 were outstanding, but was not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Revenues:	(in thousands)
United States	$5,769	$4,756
China	3,002	1,794
Singapore	2,720	3,141
Other Asia Pacific	2,412	3,146
Europe, Middle East and Africa	2,336	2,935
Taiwan	2,043	3,334
The Americas - excluding United States	358	899
Total	$18,640	$20,005

For the three months ended March 31, 2007, two distributors accounted for 31% and 11%, respectively, of net revenues. As of March 31, 2007, the same two distributors accounted for 31% and 15%, respectively, of the total accounts receivable balance. For the same period in 2006, two distributors accounted for 27% and 10%, respectively, of net revenues. As of March 31, 2006, the same two distributors accounted for 30% and 13%, respectively, of the total accounts receivable balance. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

6. Income Taxes

Net income tax benefit of $129,000 has been recorded for the three month period ended March 31, 2007, compared to income tax expense of $43,000 for the same period in 2006. Income tax benefit for the three months ended March 31, 2007 is a result of applying the estimated annual effective tax rate to cumulative loss before taxes. For the same period in 2006, the provision for income taxes related to federal alternative minimum tax, miscellaneous state income taxes and foreign income taxes currently payable.

Deferred tax assets are recognized when there is sufficient evidence that it is more likely than not that such deferred tax assets will be realized. The Company has determined that such evidence does not currently exist. Therefore, a full valuation allowance has been established to reserve the Company's net deferred tax assets. In light of current operating results, the Company is evaluating the realizability of the asset balance in conjunction with reviewing its forecasts for the current and future periods and upon completing this analysis, the Company will determine whether it is appropriate to adjust the valuation allowance.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of calendar year 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. The Company has unrecognized tax benefits of approximately $1.9 million as of January 1, 2007, of which $0.1 million, if recognized would result in a reduction of the Company’s effective tax rate. Future changes in the remaining balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. Other than as discussed below, the Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

There were no material changes in the amount of unrecognized tax benefits as of March 31, 2007. In April 2007, the Company anticipates a reduction to unrecognized tax benefits in the amount of $0.1 million, as a result of a lapse of the applicable statue of limitations.

The Company is subject to taxation in the US and various states and foreign jurisdictions. The tax years 1997-2006 remain open to examination by the federal and most state tax authorities due certain acquired net operating loss and overall credit carryforward positions.

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

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

RESULTS OF OPERATIONS

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

	Three Months Ended
	March 31,
	2007	2006
Net revenues	100.0%	100.0%
Cost of revenues	39.0	37.5
Gross margin	61.0	62.5

Operating expenses:
Research and development	30.8	25.4
Selling, general and administrative	33.1	28.4
Amortization of purchased intangible assets	2.4	2.6
Total operating expenses	66.3	56.4

Income (loss) from operations	(5.3)	6.1
Interest income and other, net	3.1	1.7

Income (loss) before provision for income taxes	(2.2)	7.8
Provision (benefit) for income taxes	(0.7)	0.2

Net income (loss)	(1.5)%	7.6%

Net Revenues

Net revenues consist of product revenues generated principally by sales of our semiconductor devices. Net revenues for the three months ended March 31, 2007 were $18.6 million, a decrease of 6.8% from $20.0 million for the three months ended March 31, 2006. The decrease was due primarily to an additional $2.8 million in revenues recognized in the first quarter of 2006 as a result the change from the sell-through to the sell-in basis of revenue recognition and the decreased sales of our USB products, partially offset by increased sales of our PCI Express products and our PCI I/O devices. For the three months ended March 31, 2007 and 2006, sales of our PCI Express products accounted for 26.9% and 19.3%, respectively, of our total net revenues.

For the three months ended March 31, 2007, two distributors accounted for 31% and 11% of net revenues. For the same period in 2006, two distributors accounted for 27% and 10%, respectively, of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

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

Gross margin for the three months ended March 31, 2007 was 61.0%, as compared to 62.5% for the same period in 2006. In absolute dollars, gross margin decreased by $1.1 million or 9.0% to $11.4 million for the three months ended March 31, 2007 from $12.5 million for the same period in 2006. Excluding the $1.9 million increase in gross margin from our change in revenue recognition to distributors in the first quarter of 2006, gross margin would have increased in absolute dollars by $0.8 million due to higher product shipments but decreased by 0.6 percentage points due to shifts in our product mix.

Future gross profit and gross margin are highly dependent on the product and customer mix, write-downs and recoveries of excess or obsolete inventory, the position of our products in their respective life cycles, and specific manufacturing costs. Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries, share-based compensation and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries are included in R&D expenses.

R&D as a percentage of net revenues increased to 30.8% for the three months ended March 31, 2007, as compared to 25.4% for the same period in 2006. In absolute dollars, R&D expenses increased by $0.6 million or 13.1% to $5.7 million for the three months ended March 31, 2007 from $5.1 million for the same period in 2006. The increase in R&D as a percentage of revenue is due to lower revenues and higher R&D spending. The increase in absolute dollars is primarily due to additional tape-out related expenses as we successfully completed product designs and increased spending on external engineering tools.

We believe continued spending on research and development to develop new products is critical to our success and, consequently, expect research and development expenses to increase in absolute dollars in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, share-based compensation and related costs of employees engaged in selling and administrative activities, professional fees, trade show and other promotional expenses, as well as sales commissions to manufactures’ representatives.

SG&A as a percentage of net revenues increased to 33.1% for the three months ended March 31, 2007, as compared to 28.4% for the same period in 2006. In absolute dollars, SG&A expenses increased by $0.5 million or 8.7% to $6.2 million for the three months ended March 31, 2007 from $5.7 million for the same period in 2006. The increase in SG&A as a percentage of revenue is due to lower revenues and higher SG&A spending. The increase in absolute dollars is due to increases in (1) compensation and benefit expenses of approximately $0.5 million resulting from higher headcount, (2) travel expenses of approximately $0.1 million and (3) professional fees of approximately $0.1 million. This was partially offset by a decrease of approximately $0.1 million in sales commissions to manufacturer’s representatives as a result of reduced commission rates.

We expect SG&A expenses in absolute dollars to likely increase in future periods.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets consists of amortization expense related to developed/core technology and customer base acquired as a result of the HiNT Corporation acquisition in May 2003 and NetChip Technology, Inc. acquisition in May 2004. Amortization of purchased intangible assets decreased by $0.1 million or 14.1% to $0.4 million for the three months ended March 31, 2007 from $0.5 million for the same period in 2006. The decrease is due to customer base acquired as a result of the HiNT Corporation acquisition in May 2003 becoming fully amortized in May 2006.

Interest Income and Other, Net

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term investment balances. Interest income and other increased by $0.3 million to $0.6 million for the three months ended March 31, 2007 from $0.3 million from the same period in 2006. The increase was primarily due to higher cash and investment balances and higher interest rates.

Provision for Income Taxes

Net income tax benefit of $129,000 has been recorded for the three month period ended March 31, 2007, compared to income tax expense of $43,000 for the same period in 2006. Income tax benefit for the three months ended March 31, 2007 is a result of applying the estimated annual effective tax rate to cumulative loss before taxes. For the same period in 2006, the provision for income taxes related to federal alternative minimum tax, miscellaneous state income taxes and foreign income taxes currently payable.

Deferred tax assets are recognized when there is sufficient evidence that it is more likely than not that such deferred tax assets will be realized. We have determined that such evidence does not currently exist. Therefore, a full valuation allowance has been established to reserve our net deferred tax assets. In light of current operating results, we are evaluating the realizability of the asset balance in conjunction with reviewing our forecasts for the current and future periods and upon completing this analysis, we will determine whether it is appropriate to adjust the valuation allowance.

We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of calendar year 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. We have unrecognized tax benefits of approximately $1.9 million as of January 1, 2007, of which, $0.1 million, if recognized, would result in a reduction of our effective tax rate. Future changes in the remaining balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. We do not have any material accrued interest or penalties associated with any unrecognized tax benefits. Other than as discussed below, we do not believe it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months

There are no material changes in the amounts of unrecognized tax benefits as of March 31, 2007. In April 2007, we anticipate a reduction to unrecognized tax benefits in the amount of $0.1 million, as a result of a lapse of the applicable statue of limitations.

We are subject to taxation in the US and various states and foreign jurisdictions. The tax years 1997-2006 remain open to examination by the federal and most state tax authorities due certain net operating loss and credit carryforward positions.

Liquidity and Capital Resources

In summary, our cash flows were (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net cash provided by (used in) operating activities	$2,707	$(914)
Net cash provided by (used in) investing activities	(3,081)	6,931
Net cash provided by financing activities	138	1,511
Effect of exchange rate fluctuations on cash and cash equivalents	(14)	(2)

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of March 31, 2007 cash, cash equivalents, short-term and long-term marketable securities were $45.1 million, an increase of $2.8 million from $42.3 million at December 31, 2006.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization of purchased intangible assets, share-based compensation expense, other non-cash items, and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2007 of $2.7 million consisted primarily of a net loss of $0.3 million adjusted for non-cash items of $2.0 million and $1.0 million provided by working capital and other activities. Cash used in operating activities for the three months ended March 31, 2006 of $0.9 million consisted primarily of net income of $1.5 million adjusted for non-cash items of $13,000, partially offset by $2.5 million used in working capital and other activities.

Cash used in investing activities for the three months ended March 31, 2007 of $3.1 million was primarily due to cash used in purchases of marketable securities (net of sales and maturities of investments) of $3.0 million and capital expenditures of $0.1 million. Capital expenditures have generally comprised of purchases of computer hardware, software, server equipment and furniture and fixtures, and are currently expected to modestly increase in 2007. Cash provided by investing activities for the three months ended March 31, 2006 of $6.9 million was primarily due to proceeds from sales and maturities (net of purchases) of investments in marketable securities of $7.2 million, partially offset by capital expenditures of $0.3 million.

Cash provided by financing activities for the three months ended March 31, 2007 of $0.1 million was due to proceeds from the exercise of stock options. Cash provided by financing activities for the three months ended March 31, 2006 of $1.5 million was due to proceeds from the exercise of stock options.

The negative effect of exchange rates on cash and cash equivalents for the three months ended March 31, 2007 and 2006 was due to the weakening of the U.S. dollar against other foreign currencies.

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock.  At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.  Approximately 774,000 shares had been repurchased for approximately $1.9 million in cash in 2003. We did not repurchase any shares in 2004, 2005 or 2006, or during the three month period ended March 31, 2007.

There were no significant changes in contractual obligations and commercial commitments outstanding as of March 31, 2007 when compared to December 31, 2006.

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

Revenue from product sales to direct customers and distributors is recognized upon shipment and transfer of risk of loss, if we believe collection is reasonably assured and all other revenue recognition criteria are met. We assess the probability of collection based on a number of factors, including past transaction history and the customer’s creditworthiness. At the end of each reporting period, the sufficiency of allowances for doubtful accounts is assessed based on the age of the receivable and the individual customer’s creditworthiness.

In the first quarter ended March 31, 2006, we completed an evaluation of our revenue recognition methodology and concluded that it was more appropriate to recognize revenues on sales to distributors at the time of shipment to a distributor (also referred to as the sell-in basis of recognizing revenue). Prior to the first quarter, we recognized revenues on sales to distributors when the distributor resold the product to its end customer (also referred to as the sell-through basis of recognizing revenue). SFAS No. 48, Revenue Recognition When Right of Return Exists, sets forth conditions that must be met to recognize revenue at the time of shipment. Among those conditions is that a company that provides a right of return or pricing concession to a buyer be able to reasonably estimate the amount of future returns or pricing concessions. In the past, we had concluded that we did not meet this condition and therefore used the sell-through basis of revenue recognition. In the first quarter of 2006, we concluded that we are able to reasonably estimate returns and pricing concessions, and therefore have implemented the sell-in method of accounting for sales to distributors. We recognized an additional $2.8 million in revenues during the first quarter of 2006 due to this change resulting in an increase to diluted earnings per share of $0.06.

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

As of March 31, 2007, we have controls in place to monitor sales returns from and pricing concessions to our distributors. We use data from a variety of controls, such as monthly monitoring of distributor inventory levels, Returns Material Authorization controls, and regular monitoring of distributor pricing concession and product rotation requests. We use this data to arrive at a reasonable estimate on sales returns from and pricing concessions to our distributors.

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

Share-Based Compensation

Upon adoptions of SFAS 123R on January 1, 2006, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123R, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. We calculated our expected volatility assumption required in the Black-Scholes model by blending the historical volatility of our stock with the implied volatility for traded options on our stock. As of January 1, 2006 we have adopted the modified prospective transition method and its effect is included in our first quarter 2006 financial statements.

Taxes

We account for income taxes using the asset and liability method. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of March 31, 2007, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. In light of current operating results, we are evaluating the realizability of the asset balance in conjunction with reviewing our forecasts for the current and future periods and upon completing this analysis, we will determine whether it is appropriate to adjust the valuation allowance.

Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio comprised of fixed income securities, including amounts classified as cash equivalents, short-term investments and long-term investments. Our investment portfolio totaled $41.3 million at March 31, 2007. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. While our investment policy allows us to invest in high quality, short-term and long-term debt instruments, our investment portfolio as of March 31, 2007 is comprised of cash equivalents, short-term investments and long-term investments. A hypothetical 100 basis point increase in interest rates would result in less than a $0.2 million decrease (less than 1%) in the fair value of our available-for-sale securities.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There has been no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including those set forth below. The following risk factors have been updated from those set forth in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006, and are restated in full.

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

Other circumstances that can affect our operating results include:

•	the timing of significant orders, order cancellations and reschedulings,
•	the loss of a significant customer(s),
•	introduction of products and technologies by our competitors,
•	the availability of production capacity at the fabrication facilities that manufacture our products,
•	our significant customers could lose market share that may affect our business,
•	integration of our product functionality into our customers’ products,
•	our ability to develop, introduce and market new products and technologies on a timely basis,
•	unexpected issues that may arise with devices in production
•	shifts in our product mix toward lower margin products,
•	changes in our pricing policies or those of our competitors or suppliers, including decreases in unit average selling prices of our products,
•	the availability and cost of materials to our suppliers,
•	general economic conditions, and
•	political climate.

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

Historically, a relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. For the three months ended March 31, 2007, two distributors accounted for 31% and 11% of net revenues. For the same period in 2006, two distributors accounted for 27% and 10%, respectively, of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

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

In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions. Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business. See “Business -- Competition,” and “-- Products” in Part I of Item I of our Form 10-K for the year ended December 31, 2006.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. For the three months ended March 31, 2007 and 2006, sales through distributors accounted for approximately 69% and 71%, respectively, of our net revenues. Some of our distributors also market and sell competing products. Distributors may terminate their relationships with us at any time. Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

Because We Sell Our Products To Customers Outside Of The United States And Because Our Products Are Incorporated With Products Of Others That Are Sold Outside Of The United States We Face Foreign Business, Political And Economic Risks

Sales outside of The United States accounted for approximately 69% of our revenues for the three months ended March 31, 2007. In 2006, 2005, and 2004, sales outside of The United States accounted for approximately 75%, 72%, and 71% of our revenues, respectively. Sales outside of The United States may fluctuate in future periods and may continue to account for a large portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of The United States, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of The United States. Accordingly, we are subject to international risks, including:

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

PLX TECHNOLOGY, INC.

Date: May 7, 2007                                                          By  /s/ Arthur O. Whipple
                                               Arthur O. Whipple
                                               Chief Financial Officer
                                                                                                                                                                                                                           (Principal Financial Officer)

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