Form 10-Q
period 2007-06-30
PLX TECHNOLOGY INC
filed 2007-08-03
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 000-25699

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

As of July 31, 2007 there were 28,739,043 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2007

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2007	2006 (1)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$28,259	$32,804
Short-term marketable securities	12,492	5,853
Accounts receivable, net	8,336	8,491
Inventories	6,957	8,295
Other current assets	3,440	600
Total current assets	59,484	56,043
Property and equipment, net	28,127	28,744
Goodwill	34,976	34,976
Other purchased intangible assets	2,059	2,856
Long-term marketable securities	6,697	3,666
Other assets	760	1,663
Total assets	$132,103	$127,948

LIABILITIES
Current Liabilities:
Accounts payable	$5,694	$2,995
Accrued compensation and benefits	1,943	2,417
Accrued commissions	638	1,100
Other accrued expenses	500	500
Total current liabilities	8,775	7,012

Commitments
STOCKHOLDERS' EQUITY
Common stock, par value	29	29
Additional paid-in capital	131,539	128,735
Accumulated other comprehensive loss	(154)	(96)
Accumulated deficit	(8,086)	(7,732)
Total stockholders' equity	123,328	120,936
Total liabilities and stockholders' equity	$132,103	$127,948

(1)  Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues	$19,764	$19,411	$38,404	$39,416
Cost of revenues	8,118	8,225	15,381	15,722
Gross margin	11,646	11,186	23,023	23,694

Operating expenses:
Research and development	6,143	4,835	11,885	9,914
Selling, general and administrative	6,061	5,982	12,231	11,657
Amortization of purchased intangible assets	357	481	797	993
Total operating expenses	12,561	11,298	24,913	22,564

Income (loss) from operations	(915)	(112)	(1,890)	1,130
Interest income and other, net	607	421	1,181	763

Income (loss) before provision (benefit) for income taxes	(308)	309	(709)	1,893
Provision (benefit) for income taxes	(226)	28	(355)	71

Net income (loss)	$(82)	$281	$(354)	$1,822

Basic net income (loss) per share	$(0.00)	$0.01	$(0.01)	$0.07
Shares used to compute basic per share amounts	28,674	28,081	28,660	27,983

Diluted net income (loss) per share	$(0.00)	$0.01	$(0.01)	$0.06
Shares used to compute diluted per share amounts	28,674	28,938	28,660	28,868

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities
Net income (loss)	$(354)	$1,822
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	960	976
Share-based compensation expense	2,364	2,500
Amortization of purchased intangible assets	797	993
Deferred margins	-	(1,963)
Write-downs for inventories	572	195
Other non-cash items	(91)	(107)
Changes in operating assets and liabilities:
Accounts receivable	162	170
Inventories	766	(5,979)
Other current assets	(2,840)	274
Other assets	903	68
Accounts payable	2,699	2,575
Accrued compensation and benefits	(936)	508
Other accrued expenses	-	(731)
Net cash provided by operating activities	5,002	1,301

Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(16,213)	(4,073)
Sales and maturities of marketable securities	6,600	16,728
Purchase of property and equipment	(348)	(642)
Net cash provided by (used in) investing activities	(9,961)	12,013

Cash flows provided by financing activities:
Proceeds from exercise of common stock options	440	2,494
Net cash provided by financing activities	440	2,494

Effect of exchange rate fluctuations on cash and cash equivalents	(26)	(12)

Increase (decrease) in cash and cash equivalents	(4,545)	15,796
Cash and cash equivalents at beginning of year	32,804	21,028
Cash and cash equivalents at end of period	$28,259	$36,824

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, “PLX” or the “Company”) as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Comprehensive Net Income (Loss)

The Company’s comprehensive net income (loss) for the three and six month periods ended June 30, 2007 and June 30, 2006 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss)	$(82)	$281	$(354)	$1,822
Unrealized gain (loss) on marketable securities, net	(34)	11	(32)	39
Cumulative translation adjustments	(12)	(10)	(26)	(12)
Comprehensive net income (loss)	$(128)	$282	$(412)	$1,849

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

The Company offers pricing protection to a single distributor whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. In general, the Company analyzes current requests for credit in process, also known as ship and debits, inventory at the distributor and credit expectations to determine the ending sales reserve required for this program. In addition, the Company offers stock rotation rights to several distributors that allows returns of up to 5% of products purchased every six months in exchange for other PLX products of equal value. In general, the Company analyzes current stock rotation requests and past experience to determine the ending sales reserve required for this program.

As of June 30, 2007, the Company has controls in place to monitor sales returns from and pricing concessions to its distributors.  The Company uses data from a variety of controls, such as monthly monitoring of distributor inventory levels, Returns Material Authorization (“RMA”) controls and regular monitoring of distributor pricing concession and product rotation requests.  The Company uses this data to arrive at a reasonable estimate on sales returns from and pricing concessions to its distributors.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company implemented FIN 48 as of January 1, 2007. The Company has determined that the effects of FIN 48 does not have a material impact on its financial statements.

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

Share-Based Compensation Expense

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options. Share-based compensation expense for stock options granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For awards granted prior to, but not vested, as of January 1, 2006, share-based compensation expense was based on the grant-date fair value, previously estimated, using the Black-Scholes valuation model, in accordance with the original provisions of SFAS 123. The Company recognizes the share-based compensation expense on a straight-line basis over the requisite service period of the award, which generally equals the vesting period of each grant.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.96%	5.04%	4.71%	4.94%
Expected volatility	0.58	0.68	0.60	0.68
Expected life (years)	4.35	4.39	4.35	4.39

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

Expected Volatility: The Company calculates its expected volatility assumption required in the Black-Scholes model by blending the historical volatility with the market-based implied volatility.  The selection of the proportion of market-based volatility depends, among other things, on the availability of traded options on the Company’s stock and term of such options. Due to sufficient volume of the traded options, during the three and six months ended June 30, 2007 and 2006, the Company used, in accordance with SAB 107, 100% market-based implied volatility. The selection of the implied volatility approach was based upon the availability of traded options on the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.

These factors could change in the future, which would affect the share-based compensation expense in future periods.

As share-based compensation expense recognized in the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate of 27% was based on historical experience.

The following table shows total share-based compensation expense described for the three and six months ended June 30, 2007 and 2006, included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of revenues	$13	$15	$31	$25
Research and development	422	556	954	1,033
Selling, general and administrative	777	865	1,379	1,442
Pre-tax stock-based compensation expense	1,212	1,436	2,364	2,500
Income tax	-	-	-	-
Net stock-based compensation expense	$1,212	$1,436	$2,364	$2,500

A summary of option activity under the Company’s stock equity plans during the six months ended June 30, 2007 is as follows:

				Weighted Average
				Remaining	Aggregate
	Options Available	Number of	Weighted Average	Contratual Term	Intrinsic
Options	for Grant	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2006	1,640,010	3,713,477	$11.47	5.39	$11,718,444
Granted	(572,900)	572,900	10.15
Exercised	-	(26,499)	5.20
Cancelled	51,174	(51,174)	13.36

Outstanding at March 31, 2007	1,118,284	4,208,704	$11.31	5.38	$4,085,919

Granted	(104,000)	104,000	10.42
Exercised	-	(48,675)	6.21
Cancelled	55,456	(55,456)	11.73

Outstanding at June 30, 2007	1,069,740	4,208,573	$11.34	5.19	$7,512,282

Exercisable at June 30, 2007		2,537,675	$11.90	4.63	$5,628,361

The Black-Scholes weighted average fair values of options granted during the three months ended June 30, 2007 and 2006 were $5.32 and $7.01, respectively.

The Black-Scholes weighted average fair values of options granted during the six months ended June 30, 2007 and 2006 were $5.34 and $7.31, respectively.

The following table summarizes ranges of outstanding and exercisable options as of June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contratual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$0.88 - $8.25	847,055	4.71	$5.96	743,823	$5.75
$8.31 - $9.43	919,137	4.87	9.00	636,887	9.02
$9.45 - $10.21	952,700	6.53	10.04	156,248	9.74
$10.29 - $16.65	1,077,498	5.59	13.81	588,534	14.81
$19.38 - $27.00	412,183	2.81	24.15	412,183	24.15
Total	4,208,573	5.19	$11.34	2,537,675	$11.90

The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was approximately $0.2 million and $0.4 million, respectively.  For the same periods in 2006 the total intrinsic value of option exercised was $1.6 million and $3.4 million, respectively. As of June 30, 2007, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $4.0 million which is expected to be recognized as expense over a weighted average period of approximately 1.39 years.

3.  Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	June 30,	December 31,
	2007	2006
Work-in-process	$1,988	$1,226
Finished goods	4,969	7,069
Total	$6,957	$8,295

The Company evaluates the need for potential write-downs of inventory by considering a combination of factors. Based on the life of the product, sales history, obsolescence and sales forecast, the Company may record write-downs to inventory of up to 100%.

4.  Net Income (Loss) Per Share

The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income (loss)	$(82)	$281	$(354)	$1,822
Weighted average shares of common stock outstanding	28,674	28,081	28,660	27,983
Net income (loss) per share - basic	$(0.00)	$0.01	$(0.01)	$0.07
Shares used in computing basic net income (loss) per share	28,674	28,081	28,660	27,983
Dilutive effect of stock options	-	857	-	885
Shares used in computing diluted net income (loss) per share	28,674	28,938	28,660	28,868
Net income (loss) per share - diluted	$(0.00)	$0.01	$(0.01)	$0.06

The Company incurred a net loss for the three and six month periods ended June 30, 2007. Therefore, the effect of dilutive securities of approximately 4.2 million equivalent shares for each of the three and six month periods ended June 30, 2007 was excluded from the computation of diluted loss per share as its impact would be anti-dilutive. Dilutive securities include only stock options.

Weighted average employee stock options to purchase approximately 3.5 million shares for the three and six month periods ended June 30, 2006 were outstanding, but was not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

5.  Segments of an Enterprise and Related Information

The Company has one operating segment, the sale of semiconductor devices. The Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components of the Company’s business. The majority of the Company’s assets are located in the United States.

Revenues by geographic region based on customer location were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
United States	$5,233	$4,843	$11,002	$9,599
Singapore	3,583	3,311	6,303	6,452
China	3,102	2,028	6,104	3,822
Other Asia Pacific	2,943	2,455	5,355	5,601
Taiwan	2,338	3,702	4,381	7,036
Europe, Middle East and Africa	1,992	2,107	4,328	5,042
The Americas - excluding United States	573	965	931	1,864
Total	$19,764	$19,411	$38,404	$39,416

For the three months ended June 30, 2007, one distributor accounted for 31% of net revenues. As of June 30, 2007, the same distributor accounted for 25% of the total accounts receivable balance. For the same period in 2006, two distributors accounted for 32% and 12%, respectively, of net revenues. As of December 31, 2006, these same two distributors accounted for 31% and 7%, respectively, of the total accounts receivable balance. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

For the six months ended June 30, 2007, one distributor accounted for 31% of net revenues. For the same period in 2006, two distributors accounted for 30% and 11%, respectively, of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

6.  Income Taxes

Net income tax benefit of $355,000 has been recorded for the six month period ended June 30, 2007, compared to income tax expense of $71,000 for the same period in 2006.  Income tax benefit for the six months ended June 30, 2007 is a result of applying the estimated annual effective tax rate to cumulative loss before taxes.  The income tax benefit also includes $115,000 tax benefit for a release of tax reserves due to a lapse of the applicable statue of limitations in April 2007.  For the same period in 2006, the provision for income taxes related to federal alternative minimum tax, miscellaneous state income taxes and foreign income taxes currently payable.

The Company has determined that negative evidence supports the need for a full valuation allowance against its net deferred tax assets at this time. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

The Company adopted FIN 48 at the beginning of calendar year 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of June 30, 2007, the Company has unrecognized tax benefits of approximately $1.8 million.   Future changes in the remaining balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. The Company does not believe it is more likely than not that its unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 1997-2006 remain open to examination by the federal and most state tax authorities due to certain acquired net operating loss and overall credit carryforward positions.

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

Our long-term success will depend on our ability to introduce new products.  While new products typically generate little or no revenues during the first twelve months following their introduction, our revenues in subsequent periods depend upon these new products.  Due to the lengthy sales cycle and additional time before our customers request volume production, significant revenues from our new products typically occur twelve to twenty-four months after product introduction.  As a result, revenues from newly introduced products have, in the past, produced a small percentage of our total revenues in the year the product was introduced.  See –“Our Lengthy Sales Cycle Can Result in Uncertainty and Delays with Regard to Our Expected Revenues” in Item 1A, Risk Factors, in Part II of this report on Form 10-Q.

RESULTS OF OPERATIONS

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	41.1	42.4	40.1	39.9
Gross margin	58.9	57.6	59.9	60.1

Operating expenses:
Research and development	31.1	24.9	30.9	25.2
Selling, general and administrative	30.7	30.8	31.8	29.6
Amortization of purchased intangible assets	1.8	2.5	2.1	2.5
Total operating expenses	63.6	58.2	64.8	57.3

Income (loss) from operations	(4.7)	(0.6)	(4.9)	2.8
Interest income and other, net	3.1	2.2	3.1	1.9

Income (loss) before provision (benefit) for income taxes	(1.6)	1.6	(1.8)	4.7
Provision (benefit) for income taxes	(1.1)	0.1	(0.9)	0.2

Net income (loss)	(0.5)%	1.5%	(0.9)%	4.5%

Net Revenues

Net revenues consist of product revenues generated principally by sales of our semiconductor devices.  Net revenues for the three months ended June 30, 2007 were $19.8 million, an increase of 1.8% from $19.4 million for the three months ended June 30, 2006. The increase was due primarily to increased sales of our PCI Express products, partially offset by the decreased sales of our PCI I/O devices and USB products. For the three months ended June 30, 2007 and 2006, sales of our PCI Express products accounted for 32.5% and 20.9%, respectively, of our total net revenues.

For the three months ended June 30, 2007, one distributor accounted for 31% of net revenues.  For the same period in 2006, two distributors accounted for 32% and 12%, respectively, of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

Net revenues for the six months ended June 30, 2007 were $38.4 million, a decrease of 2.6% from $39.4 million for the six months ended June 30, 2006. The 2006 results include an additional $2.8 million in revenues recognized in the first quarter of 2006 as a result of the change from the sell-through to the sell-in basis of revenue recognition. PCI Express product revenue increased while PCI I/O devices and USB product revenues decreased for the six months ended June 30, 2007 as compared to the same period in the prior year. For the six months ended June 30, 2007 and 2006, sales of our PCI Express products accounted for 29.8% and 20.1%, respectively, of our total net revenues.

For the six months ended June 30, 2007, one distributor accounted for 31% of net revenues.  For the same period in 2006, two distributors accounted for 30% and 11%, respectively, of net revenues.  For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

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

Gross margin for the three months ended June 30, 2007 was 58.9%, as compared to 57.6% for the same period in 2006.  In absolute dollars, gross margin increased by $0.5 million or 4.1% to $11.7 million for the three months ended June 30, 2007 from $11.2 million for the same period in 2006. The increase in gross margin as a percentage and in absolute dollars is primarily due to increased product shipments and improved production yields of our PCI Express products.

Gross margin for the six months ended June 30, 2007 was 59.9%, as compared to 60.1% for the same period in 2006.  In absolute dollars, gross margin decreased by $0.7 million or 2.8% to $23.0 million for the six months ended June 30, 2007 from $23.7 million for the same period in 2006. Excluding the $1.9 million increase in gross margin from our change in revenue recognition to distributors in the first quarter of 2006, gross margin would have increased by 0.4 percentage points or $1.2 million in absolute dollars due to increased product shipments of our PCI I/O devices and PCI Express products.

Future gross profit and gross margin are highly dependent on the product and customer mix, write-downs and recoveries of excess or obsolete inventory, the position of our products in their respective life cycles and specific manufacturing costs.  Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries, share-based compensation and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries are included in R&D expenses.

R&D as a percentage of net revenues increased to 31.1% for the three months ended June 30, 2007, as compared to 24.9% for the same period in 2006. In absolute dollars, R&D expenses increased by $1.3 million or 27.1% to $6.1 million for the three months ended June 30, 2007 from $4.8 million for the same period in 2006. The increase in R&D as a percentage of revenue as well as the increase in absolute dollars is due primarily to increased non-recurring engineering fees associated with new product designs and increased spending on external engineering tools.

R&D as a percentage of net revenues increased to 30.9% for the six months ended June 30, 2007, as compared to 25.2% for the same period in 2006. In absolute dollars, R&D expenses increased by $2.0 million or 19.9% to $11.9 million for the six months ended June 30, 2007 from $9.9 million for the same period in 2006. The increase in R&D as a percentage of revenue as well as the increase in absolute dollars is due primarily to lower revenues and higher R&D spending on non-recurring engineering fees associated with new product designs and increased spending on external engineering tools.

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

SG&A as a percentage of net revenues remained relatively flat at 30.7% for the three months ended June 30, 2007, as compared to 30.8% for the same period in 2006.  In absolute dollars, SG&A expenses increased by $0.1 million or 1.3% to $6.1 million for the three months ended June 30, 2007 from $6.0 million for the same period in 2006. The decrease in SG&A as a percentage of revenue is due to higher revenues. The increase in absolute dollars is due primarily to the increase in compensation and benefit expenses of approximately $0.2 million resulting from higher headcount, partially offset by a decrease in sales commissions to manufacturer’s representatives of approximately $0.1 million as a result of reduced commission rates.

SG&A as a percentage of net revenues increased to 31.8% for the six months ended June 30, 2007, as compared to 29.6% for the same period in 2006.  In absolute dollars, SG&A expenses increased by $0.5 million or 4.9% to $12.2 million for the six months ended June 30, 2007 from $11.7 million for the same period in 2006. The increase in SG&A as a percentage of revenue is due to higher SG&A spending and lower revenues. The increase in absolute dollars is due to increases in compensation and benefit expenses of approximately $0.7 million resulting from higher headcount, partially offset by a decrease in sales commissions to manufacturer’s representatives of approximately $0.2 as a result of reduced commission rates.

We expect SG&A expenses in absolute dollars to likely increase in future periods.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets consists of amortization expense related to developed/core technology and customer base acquired as a result of the HiNT Corporation acquisition in May 2003 and NetChip Technology, Inc. acquisition in May 2004.  Amortization of purchased intangible assets decreased by $0.1 million or 25.8% to $0.4 million for the three months ended June 30, 2007 from $0.5 million for the same period in 2006.  The decrease is due to the customer base acquired as a result of the NetChip Technology, Inc. acquisition in May 2004 becoming fully amortized in May 2007.

Amortization of purchased intangible assets decreased by $0.2 million or 19.7% to $0.8 million for the six months ended June 30, 2007 from $1.0 million for the same period in 2006.  The decrease is due to the customer base acquired as a result of the NetChip Technology, Inc. acquisition in May 2004 becoming fully amortized in May 2007.

Interest Income and Other, Net

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term investment balances. Interest income and other increased by $0.2 million to $0.6 million for the three months ended June 30, 2007 from $0.4 million from the same period in 2006.  The increase was primarily due to higher cash and investment balances and higher interest rates.

Interest income and other increased by $0.4 million to $1.2 million for the six months ended June 30, 2007 from $0.8 million from the same period in 2006.  The increase was primarily due to higher cash and investment balances and higher interest rates.

Provision for Income Taxes

Net income tax benefit of $355,000 has been recorded for the six month period ended June 30, 2007, compared to income tax expense of $71,000 for the same period in 2006. Income tax benefit for the six months ended June 30, 2007 is a result of applying the estimated annual effective tax rate to cumulative loss before taxes. The income tax benefit also includes $115,000 tax benefit for a release of tax reserves due to a lapse of the applicable statute of limitations in April 2007. For the same period in 2006, the provision for income taxes related to federal alternative minimum tax, miscellaneous state income taxes and foreign income taxes currently payable.

We have determined that negative evidence supports the need for a full valuation allowance against our net deferred tax assets at this time. We will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

We adopted FIN 48 at the beginning of calendar year 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. As of June 30, 2007, we have unrecognized tax benefits of approximately $1.8 million. Future changes in the remaining balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. We do not have any material accrued interest or penalties associated with any unrecognized tax benefits. We do not believe it is more likely than not that our unrecognized tax benefits will significantly change within the next twelve months.

We are subject to taxation in the US and various states and foreign jurisdictions.  The tax years 1997-2006 remain open to examination by the federal and most state tax authorities due certain net operating loss and credit carryforward positions.

Liquidity and Capital Resources

In summary, our cash flows were (in thousands):

	Six Months Ended
	June 30,
	2007	2006
Net cash provided by operating activities	$5,002	$1,301
Net cash provided by (used in) investing activities	(9,961)	12,013
Net cash provided by financing activities	440	2,494
Effect of exchange rate fluctuations on cash and cash equivalents	(26)	(12)

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of June 30, 2007 cash, cash equivalents, short-term and long-term marketable securities were $47.4 million, an increase of $5.1 million from $42.3 million at December 31, 2006.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization of purchased intangible assets, share-based compensation expense, write-downs for inventories, other non-cash items, and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2007 of $5.0 million consisted primarily of a net loss of $0.4 million adjusted for non-cash items of $4.6 million and $0.8 million provided by working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2006 of $1.3 million consisted primarily of net income of $1.8 million adjusted for non-cash items of $2.6 million, partially offset by $3.1 million used in working capital and other activities.

Cash used in investing activities for the six months ended June 30, 2007 of $10.0 million was primarily due to cash used in purchases of marketable securities (net of sales and maturities of investments) of $9.6 million and capital expenditures of $0.4 million. Capital expenditures have generally been comprised of purchases of computer hardware, software, server equipment and furniture and fixtures, and are currently expected to modestly increase in 2007. Cash provided by investing activities for the six months ended June 30, 2006 of $12.0 million was primarily due to proceeds from sales and maturities (net of purchases) of investments in marketable securities of $12.6 million, partially offset by capital expenditures of $0.6 million.

Cash provided by financing activities for the six months ended June 30, 2007 of $0.4 million was due to proceeds from the exercise of stock options. Cash provided by financing activities for the six months ended June 30, 2006 of $2.5 million was due to proceeds from the exercise of stock options.

The negative effect of exchange rates on cash and cash equivalents for the six months ended June 30, 2007 and 2006 was due to the weakening of the U.S. dollar against other foreign currencies.

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock.  At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.   Approximately 774,000 shares had been repurchased for approximately $1.9 million in cash in 2003.  We did not repurchase any shares in 2004, 2005 or 2006, or during the six month period ended June 30, 2007.

As of June 30, 2007, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
		Less than	1-3
	Total	1 Year	Years
Operating leases - facilities and equipment	$159	$99	$60
Software licenses	4,433	3,566	867
Inventory purchase commitments	6,146	6,146	-
Total cash obligations	$10,738	$9,811	$927

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, we have identified the critical accounting policies and judgments addressed below.  We also have other key accounting policies which involve the use of estimates, judgments and assumptions that are significant to understanding our results.  Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available.  Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

During the quarter ended March 31, 2006, we completed an evaluation of our revenue recognition methodology and concluded that it was more appropriate to recognize revenues on sales to distributors at the time of shipment to a distributor (also referred to as the sell-in basis of recognizing revenue).  Prior to the first quarter of 2006, we recognized revenues on sales to distributors when the distributor resold the product to its end customer (also referred to as the sell-through basis of recognizing revenue).  SFAS No. 48, Revenue Recognition When Right of Return Exists, sets forth conditions that must be met to recognize revenue at the time of shipment.  Among those conditions is that a company that provides a right of return or pricing concession to a buyer be able to reasonably estimate the amount of future returns or pricing concessions.  In the past, we had concluded that we did not meet this condition and therefore used the sell-through basis of revenue recognition.  In the first quarter of 2006, we concluded that we are able to reasonably estimate returns and pricing concessions, and therefore have implemented the sell-in method of accounting for sales to distributors.  We recognized an additional $2.8 million in revenues during the first quarter of 2006 due to this change resulting in an increase to diluted earnings per share of $0.06.

We offer pricing protection to a single distributor whereby we support the distributor’s resale product margin on certain products held in the distributor’s inventory. In general, we analyze current requests for credit in process, also known as ship and debits, inventory at the distributor and credit expectations to determine the ending sales reserve required for this program. In addition, we offer stock rotation rights to several distributors that allow returns of up to 5% of products purchased every six months in exchange for other PLX products of equal value. In general, we analyze current stock rotation requests and past experience to determine the ending sales reserve required for this program.

As of June 30, 2007, we have controls in place to monitor sales returns from and pricing concessions to our distributors.  We use data from a variety of controls, such as monthly monitoring of distributor inventory levels, Returns Material Authorization controls, and regular monitoring of distributor pricing concession and product rotation requests.  We use this data to arrive at a reasonable estimate on sales returns from and pricing concessions to our distributors.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on length of time the receivables are past due. Generally, our customers have thirty days to remit payment of invoices. We record reserves for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected.  Once we have exhausted collection efforts, we will reduce the related accounts receivable against the allowance established for that receivable. We have certain customers with individually large amounts due at any given balance sheet date.  Any unanticipated change in one of those customers’ creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material affect on our results of operations in the period in which such changes or events occur. Historically, our write-offs have been insignificant.

Share-Based Compensation

Upon adoptions of SFAS 123R on January 1, 2006, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model.  Prior to the adoption of SFAS 123R, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123.  The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors.  The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior.  We calculated our expected volatility assumption required in the Black-Scholes model by blending the historical volatility of our stock with the implied volatility for traded options on our stock. We estimate the amount of forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of January 1, 2006 we have adopted the modified prospective transition method and its effect is included beginning in our first quarter 2006 financial statements.

Taxes

We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of June 30, 2007, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. We will maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance.

Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio comprised of fixed income securities, including amounts classified as cash equivalents, short-term investments and long-term investments. Our investment portfolio totaled $43.7 million at June 30, 2007.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  While our investment policy allows us to invest in high quality, short-term and long-term debt instruments, our investment portfolio as of June 30, 2007 is comprised of cash equivalents, short-term investments and long-term investments.  A hypothetical 100 basis point increase in interest rates would result in less than a $0.2 million decrease (less than 1%) in the fair value of our available-for-sale securities.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Historically, a relatively small number of customers have accounted for a significant portion of our net revenues in any particular period.  For the three months ended June 30, 2007, one distributor accounted for 31% of net revenues.  For the same period in 2006, two distributors accounted for 32% and 12%, respectively, of net revenues.  For the six months ended June 30, 2007, one distributor accounted for 31% of net revenues.  For the same period in 2006, two distributors accounted for 30% and 11%, respectively, of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

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

In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions. Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business.  See “Business -- Products,” and “-- Competition” in Part I of Item I of our Form 10-K for the year ended December 31, 2006.

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

Customers Are Requiring That We Offer Our Products In Lead-Free Packages

Governmental regulations in certain countries and customers' intention to produce products that are less harmful to the environment has resulted in a requirement from many of our customers to purchase integrated circuits that do not contain lead.  We have responded by offering our products in lead-free versions.  While the lead-free versions of our products are expected to be friendlier to the environment, the ultimate impact is uncertain.  The transition to lead-free products may produce sudden changes in demand depending on the packaging method used, which may result in excess inventory of products packaged using traditional methods. This may have an adverse affect on our results of operations.  In addition, the quality, cost and manufacturing yields of the lead-free products may be less favorable compared to the products packaged using more traditional materials which may result in higher costs to us.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products.  For the six months ended June 30, 2007 and 2006, sales through distributors accounted for approximately 74% and 71%, respectively, of our net revenues.  Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products.  We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors.  The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

Sales outside of the United States accounted for approximately 71% of our revenues for the six months ended June 30, 2007.  In 2006 and 2005, sales outside of the United States accounted for approximately 75% and 72% of our revenues, respectively.  Sales outside of the United States may fluctuate in future periods and may continue to account for a large portion of our revenues.  In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the United States, thereby exposing us indirectly to foreign risks.  Further, most of our semiconductor products are manufactured outside of the United States.  Accordingly, we are subject to international risks, including:

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

A Downturn In The Global Economy May Adversely Affect Our Revenues, Results Of Operations And Financial Condition

Demand for semiconductor components is increasingly dependent upon the rate of growth in the global economy.  If the rate of global economic growth slows, or contracts, customer demand for products could be adversely affected, which in turn could adversely affect our revenues, results of operations and financial condition.  Many factors could adversely affect regional or global economic growth.  Some of the factors that could slow global economic growth include:  rising interest rates in the United States, a slowdown in the rate of growth of the Chinese economy, a significant act of terrorism which disrupts global trade or consumer confidence, and geopolitical tensions including war and civil unrest.  Reduced levels of economic activity, or disruptions of international transportation, could adversely affect sales on either a global basis or in specific geographic regions.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on May 24, 2007, the following proposals were submitted to a vote of stockholders:

Proposal No. 1: Election of Directors

The following votes were cast for each director nominee and each such nominee was reelected to the Company’s Board of Directors:

Name	Votes For	Votes Withheld
Michael J. Salameh	25,897,184	118,050
D. James Guzy	24,294,996	1,720,238
John H. Hart	25,881,334	133,900
Robert H. Smith	25,602,486	412,748
Thomas Riordan	25,896,684	118,550
Patrick Verderico	25,897,084	118,150

Proposal No. 2: Ratification of Independent Registered Public Accountants, which was approved:

For	25,990,897
Against	19,276
Abstain	5,061
Total Shares Voted	26,015,234

ITEM 6.  EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Finanical Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLX TECHNOLOGY, INC.

Dated: August 3, 2007

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