Form 10-Q
period 2007-09-30
PLX TECHNOLOGY INC
filed 2007-11-02
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 000-25699

PLX Technology, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	94-3008334
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

870 W. Maude Avenue
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

As of October 31, 2007 there were 28,816,499 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2007

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2007	2006 (1)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,760	$32,804
Short-term marketable securities	13,704	5,853
Accounts receivable, net	8,848	8,491
Inventories	8,260	8,295
Other current assets	2,856	600
Total current assets	57,428	56,043
Property and equipment, net	29,516	28,744
Goodwill	34,976	34,976
Other purchased intangible assets	1,820	2,856
Long-term marketable securities	11,862	3,666
Other assets	808	1,663
Total assets	$136,410	$127,948

LIABILITIES
Current Liabilities:
Accounts payable	$7,081	$2,995
Accrued compensation and benefits	2,202	2,417
Accrued commissions	505	1,100
Other accrued expenses	815	500
Total current liabilities	10,603	7,012

Commitments
STOCKHOLDERS' EQUITY
Common stock, par value	29	29
Additional paid-in capital	133,026	128,735
Accumulated other comprehensive loss	(159)	(96)
Accumulated deficit	(7,089)	(7,732)
Total stockholders' equity	125,807	120,936
Total liabilities and stockholders' equity	$136,410	$127,948

(1)  Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues	$21,216	$21,046	$59,620	$60,462
Cost of revenues	8,108	8,836	23,489	24,558
Gross margin	13,108	12,210	36,131	35,904

Operating expenses:
Research and development	5,870	5,396	17,755	15,310
Selling, general and administrative	5,912	5,609	18,143	17,266
Amortization of purchased intangible assets	241	440	1,038	1,433
Total operating expenses	12,023	11,445	36,936	34,009

Income (loss) from operations	1,085	765	(805)	1,895
Interest income and other, net	624	484	1,805	1,247

Income before provision for income taxes	1,709	1,249	1,000	3,142
Provision for income taxes	712	227	357	298

Net income	$997	$1,022	$643	$2,844

Basic net income per share	$0.03	$0.04	$0.02	$0.10
Shares used to compute basic per share amounts	28,748	28,241	28,689	28,070

Diluted net income per share	$0.03	$0.04	$0.02	$0.10
Shares used to compute diluted per share amounts	29,257	28,783	29,148	28,843

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net income	$643	$2,844
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	1,480	1,479
Share-based compensation expense	3,375	3,672
Amortization of purchased intangible assets	1,038	1,433
Deferred margins	-	(1,963)
Write-downs of inventories	643	206
Other non-cash items	(142)	(147)
Changes in operating assets and liabilities:
Accounts receivable	(359)	(553)
Inventories	(608)	(6,700)
Other current assets	(2,256)	653
Other assets	855	(70)
Accounts payable	4,086	1,179
Accrued compensation and benefits	(810)	684
Other accrued expenses	315	(558)
Net cash provided by operating activities	8,260	2,159

Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(26,228)	(12,017)
Sales and maturities of marketable securities	10,300	16,728
Purchase of property and equipment	(2,258)	(1,003)
Net cash provided by (used in) investing activities	(18,186)	3,708

Cash flows provided by financing activities:
Proceeds from exercise of common stock options	917	3,358
Net cash provided by financing activities	917	3,358

Effect of exchange rate fluctuations on cash and cash equivalents	(35)	(21)

Increase (decrease) in cash and cash equivalents	(9,044)	9,204
Cash and cash equivalents at beginning of period	32,804	21,028
Cash and cash equivalents at end of period	$23,760	$30,232

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, “PLX” or the “Company”) as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

The unaudited condensed consolidated financial statements include all of the accounts of the Company and those of its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

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

Comprehensive Net Income

The Company’s comprehensive net income for the three and nine month periods ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$997	$1,022	$643	$2,844
Unrealized gain (loss) on marketable securities, net	4	16	(28)	55
Cumulative translation adjustments	(9)	(9)	(35)	(21)
Comprehensive net income	$992	$1,029	$580	$2,878

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

The Company offers pricing protection to a single distributor whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. In general, the Company analyzes current requests for credit in process, also known as ship and debits, inventory at the distributor and credit expectations to determine the ending sales reserve required for this program. In addition, the Company offers stock rotation rights to several distributors that allows returns of up to 5% of products purchased every six months in exchange for other PLX products of equal value. In general, the Company analyzes current stock rotation requests, inventory on hand at the distributors and past experience to determine the ending sales reserve required for this program.

As of September 30, 2007, the Company has controls in place to monitor sales returns from and pricing concessions to its distributors.  The Company uses data from a variety of controls, such as monthly monitoring of distributor inventory levels, Returns Material Authorization (“RMA”) controls and regular monitoring of distributor pricing concession and product rotation requests.  The Company uses this data to arrive at a reasonable estimate on sales returns from and pricing concessions to its distributors.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company implemented FIN 48 as of January 1, 2007. The Company has determined that the adoption of FIN 48 did not have a material impact on its financial statements.

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

2.Share-Based Compensation

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

The weighted-average fair value of share-based compensation to employees is based on the multiple option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of share-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. The weighted-average fair value calculations are based on the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.20%	4.50%	4.56%	4.80%
Expected volatility	0.57	0.67	0.59	0.68
Expected life (years)	4.35	4.39	4.35	4.39

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

Expected Volatility: The Company calculates its expected volatility assumption required in the Black-Scholes model by blending the historical volatility with the market-based implied volatility.  The Company uses a 50/50 blend of historical volatility and market-based volatility.

These factors could change in the future, which would affect the share-based compensation expense in future periods.

As share-based compensation expense recognized in the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate of 27% was based on historical experience.

The following table shows total share-based compensation expense for the three and nine months ended September 30, 2007 and 2006, included in the respective line items of the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of revenues	$12	$13	$43	$38
Research and development	377	485	1,331	1,518
Selling, general and administrative	622	674	2,001	2,116
Total share-based compensation expense	$1,011	$1,172	$3,375	$3,672

A summary of option activity under the Company’s stock equity plans during the nine months ended September 30, 2007 is as follows:

				Weighted Average
				Remaining	Aggregate
	Options Available	Number of	Weighted Average	Contratual Term	Intrinsic
Options	for Grant	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2006	1,640,010	3,713,477	$11.47	5.39	$11,718,444
Granted	(572,900)	572,900	10.15
Exercised	-	(26,499)	5.20
Cancelled	51,174	(51,174)	13.36

Outstanding at March 31, 2007	1,118,284	4,208,704	$11.31	5.38	$4,085,919

Granted	(104,000)	104,000	10.42
Exercised	-	(48,675)	6.21
Cancelled	55,456	(55,456)	11.73

Outstanding at June 30, 2007	1,069,740	4,208,573	$11.34	5.19	$7,512,282

Granted	(82,250)	82,250	11.20
Exercised	-	(73,806)	6.46
Cancelled	112,766	(112,766)	11.23

Outstanding at September 30, 2007	1,100,256	4,104,251	$11.43	4.99	$6,090,631

Exercisable at September 30, 2007		2,547,691	$11.98	4.44	$4,867,505

The Black-Scholes weighted average fair values of options granted during the three months ended September 30, 2007 and 2006 were $5.52 and $5.58, respectively.

The Black-Scholes weighted average fair values of options granted during the nine months ended September 30, 2007 and 2006 were $5.36 and $7.18, respectively.

The following table summarizes ranges of outstanding and exercisable options as of September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contratual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$0.88 - $8.66	834,832	4.54	$6.14	724,846	$5.90
$8.68 - $9.43	828,217	4.57	9.04	640,131	9.05
$9.45 - $10.21	933,200	6.28	10.04	170,215	9.75
$10.29 - $15.58	824,819	5.81	12.67	330,566	13.21
$15.70 - $27.00	683,183	3.29	21.16	681,933	21.17
Total	4,104,251	4.99	$11.43	2,547,691	$11.98

The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was approximately $0.4 million and $0.8 million, respectively.  For the same periods in 2006 the total intrinsic value of option exercised was $0.6 million and $3.9 million, respectively. As of September 30, 2007, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $3.3 million which is expected to be recognized as expense over a weighted average period of approximately 1.29 years.

3.Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	September 30,	December 31,
	2007	2006
Work-in-process	$1,540	$1,226
Finished goods	6,720	7,069
Total	$8,260	$8,295

The Company evaluates the need for potential write-downs of inventory by considering a combination of factors. Based on the life of the product, sales history, obsolescence and sales forecast, the Company may record write-downs to inventory of up to 100%.

4.  Net Income Per Share

The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$997	$1,022	$643	$2,844
Weighted average shares of common stock outstanding	28,748	28,241	28,689	28,070
Net income per share - basic	$0.03	$0.04	$0.02	$0.10
Shares used in computing basic net income per share	28,748	28,241	28,689	28,070
Dilutive effect of stock options	506	542	453	773
Shares used in computing diluted net income per share	29,257	28,783	29,148	28,843
Net income per share - diluted	$0.03	$0.04	$0.02	$0.10

Weighted average employee stock options to purchase approximately 2.3 million and 1.6 million shares for the three and nine month periods ended September 30, 2007 and 2006, respectively, were outstanding, but was not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
United States	$5,317	$5,316	$16,320	$14,915
Other Asia Pacific	3,851	3,057	9,205	8,658
Singapore	3,406	2,570	9,709	9,022
China	2,895	2,022	8,999	5,844
Taiwan	2,618	4,344	6,999	11,380
Europe, Middle East and Africa	2,438	2,618	6,766	7,660
The Americas - excluding United States	691	1,119	1,622	2,983
Total	$21,216	$21,046	$59,620	$60,462

For the three months ended September 30, 2007, two distributors accounted for 24% and 11%, respectively, of net revenues. As of September 30, 2007, the same distributors accounted for 20% and 16%, respectively, of the total accounts receivable balance. For the same period in 2006, two distributors accounted for 31% and 11%, respectively, of net revenues. As of December 31, 2006, these same two distributors accounted for 31% and 7%, respectively, of the total accounts receivable balance. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

For the nine months ended September 30, 2007, two distributors accounted for 23% and 11%, respectively, of net revenues. For the same period in 2006, two distributors accounted for 30% and 11%, respectively, of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

6.  Income Taxes

Net income tax expense of $357,000 has been recorded for the nine month period ended September 30, 2007, compared to income tax expense of $298,000 for the same period in 2006.  Income tax expense for the nine months ended September 30, 2007 is a result of applying the estimated annual effective tax rate to cumulative income before taxes.  The income tax expense includes a reversal of approximately $240,000 of tax benefits recorded in the first and second quarter of 2007 and $115,000 tax benefit for a release of tax reserves due to a lapse of the applicable statue of limitations in April 2007. For the same period in 2006, the provision for income taxes related to federal alternative minimum tax, miscellaneous state income taxes and foreign income taxes currently payable, partially offset by $0.6 million of tax benefits for a release of tax reserves in the first quarter ended March 31, 2006.

The Company has determined that negative evidence supports the need for a full valuation allowance against its net deferred tax assets at this time. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

The Company adopted FIN 48 at the beginning of calendar year 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of September 30, 2007, the Company has unrecognized tax benefits of approximately $1.6 million.  Future changes in the remaining balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. The Company does not believe it is more likely than not that its unrecognized tax benefits will significantly change within the next twelve months.

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

OVERVIEW

PLX was founded in 1986, and between 1994 and 2002 we focused on the development of I/O interface semiconductors and related software and development tools that are used in systems incorporating the PCI standard.  In 1994 and 1995, a significant portion of our revenues were derived from the sale of semiconductor devices that perform similar functions as our current products, except they were based on a variety of industry standards.  Our revenues since 1996 have been derived predominantly from the sale of semiconductor devices based on the PCI standard to a large number of customers in a variety of applications including networking and telecommunications, enterprise storage, imaging, industrial and other embedded applications as well as in related adapter cards.  In 2002, we shifted the majority of our development efforts to PCI Express.  In September 2004, we began shipping products based on the PCI Express standard for next-generation systems.  In September 2007, we announced the addition of the Gen 2 switches to our PCI Express product family.

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

RESULTS OF OPERATIONS

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.2	42.0	39.4	40.6
Gross margin	61.8	58.0	60.6	59.4

Operating expenses:
Research and development	27.7	25.6	29.8	25.3
Selling, general and administrative	27.9	26.7	30.4	28.6
Amortization of purchased intangible assets	1.1	2.1	1.7	2.4
Total operating expenses	56.7	54.4	61.9	56.3

Income (loss) from operations	5.1	3.6	(1.3)	3.1
Interest income and other, net	2.9	2.3	3.0	2.1

Income before provision for income taxes	8.0	5.9	1.7	5.2
Provision for income taxes	3.4	1.1	0.6	0.5

Net income	4.6%	4.8%	1.1%	4.7%

Net Revenues

Net revenues consist of product revenues generated principally by sales of our semiconductor devices.  Net revenues for the three months ended September 30, 2007 were $21.2 million, an increase of 0.8% from $21.0 million for the three months ended September, 2006. The increase was due primarily to increased sales of our PCI Express products due to an increase of customers in volume production, partially offset by the decreased sales of our PCI I/O devices and USB products due to demand fluctuations. For the three months ended September 30, 2007 and 2006, sales of our PCI Express products accounted for 36.5% and 21.8%, respectively, of our total net revenues.

For the three months ended September 30, 2007, two distributors accounted for 24% and 11% of net revenues.  For the same period in 2006, two distributors accounted for 31% and 11%, respectively, of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

Net revenues for the nine months ended September 30, 2007 were $59.6 million, a decrease of 1.4% from $60.5 million for the nine months ended September 30, 2006. The 2006 results include an additional $2.8 million in revenues recognized in the first quarter of 2006 as a result of the change from the sell-through to the sell-in basis of revenue recognition. PCI Express product revenue increased while PCI I/O devices and USB product revenues decreased for the nine months ended September 30, 2007 as compared to the same period in the prior year. For the nine months ended September 30, 2007 and 2006, sales of our PCI Express products accounted for 32.2% and 20.7%, respectively, of our total net revenues.

For the nine months ended September 30, 2007, two distributors accounted for 23% and 11% of net revenues.  For the same period in 2006, two distributors accounted for 30% and 11%, respectively, of net revenues.  For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

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

Gross margin for the three months ended September 30, 2007 was 61.8%, as compared to 58.0% for the same period in 2006.  In absolute dollars, gross margin increased by $0.9 million or 7.4% to $13.1 million for the three months ended September 30, 2007 from $12.2 million for the same period in 2006. The increase in gross margin as a percentage and in absolute dollars is primarily due to increased product shipments and improved production yields of our PCI Express products.

Gross margin for the nine months ended September 30, 2007 was 60.6%, as compared to 59.4% for the same period in 2006.  In absolute dollars, gross margin increased by $0.2 million or 0.6% to $36.1 million for the nine months ended September 30, 2007 from $35.9 million for the same period in 2006. Excluding the $1.9 million increase in gross margin from our change in revenue recognition to distributors in the first quarter of 2006, gross margin would have increased by 1.6 percentage points or $2.1 million in absolute dollars primarily due to increased product shipments and improved production yields of our PCI Express products.

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

R&D as a percentage of net revenues increased to 27.7% for the three months ended September 30, 2007, as compared to 25.6% for the same period in 2006. In absolute dollars, R&D expenses increased by $0.5 million or 8.8% to $5.9 million for the three months ended September 30, 2007 from $5.4 million for the same period in 2006. The increase in R&D as a percentage of revenue as well as the increase in absolute dollars is due primarily to increases in compensation and benefit expenses resulting from higher headcount.

R&D as a percentage of net revenues increased to 29.8% for the nine months ended September 30, 2007, as compared to 25.3% for the same period in 2006. In absolute dollars, R&D expenses increased by $2.5 million or 16.0% to $17.8 million for the nine months ended September 30, 2007 from $15.3 million for the same period in 2006. The increase in R&D as a percentage of revenue is due to higher R&D spending and lower revenues. The increase in absolute dollars is due primarily to increases in compensation and benefit expenses of $0.5 million resulting from higher headcount and R&D spending on non-recurring engineering fees and engineering tools of $1.9 million associated with new product designs.

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

SG&A as a percentage of net revenues increased to 27.9% for the three months ended September 30, 2007, as compared to 26.7% for the same period in 2006.  In absolute dollars, SG&A expenses increased by $0.3 million or 5.4% to $5.9 million for the three months ended September 30, 2007 from $5.6 million for the same period in 2006. The increase in SG&A as a percentage of revenue as well as the increase in absolute dollars is due primarily to increases in compensation and benefit expenses resulting from higher headcount.

SG&A as a percentage of net revenues increased to 30.4% for the nine months ended September 30, 2007, as compared to 28.6% for the same period in 2006.  In absolute dollars, SG&A expenses increased by $0.8 million or 5.1% to $18.1 million for the nine months ended September 30, 2007 from $17.3 million for the same period in 2006. The increase in SG&A as a percentage of revenue is due to higher SG&A spending and lower revenues. The increase in absolute dollars is due primarily to increases in compensation and benefit expenses resulting from higher headcount.

We expect SG&A expenses in absolute dollars to likely increase in future periods to support increased revenue expectations.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets consists of amortization expense related to developed/core technology and customer base acquired as a result of the HiNT Corporation acquisition in May 2003 and NetChip Technology, Inc. acquisition in May 2004.  Amortization of purchased intangible assets decreased by $0.2 million or 45.2% to $0.2 million for the three months ended September 30, 2007 from $0.4 million for the same period in 2006.  The decrease is due to the customer base acquired as a result of the NetChip Technology, Inc. acquisition in May 2004 becoming fully amortized in May 2007.

Amortization of purchased intangible assets decreased by $0.4 million or 27.6% to $1.0 million for the nine months ended September 30, 2007 from $1.4 million for the same period in 2006.  The decrease is due to the customer base acquired as a result of the NetChip Technology, Inc. acquisition in May 2004 becoming fully amortized in May 2007.

Interest Income and Other, Net

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term investment balances. Interest income and other increased by $0.1 million to $0.6 million for the three months ended September 30, 2007 from $0.5 million from the same period in 2006.  The increase was due to higher cash and investment balances and higher interest rates.

Interest income and other increased by $0.6 million to $1.8 million for the nine months ended September 30, 2007 from $1.2 million from the same period in 2006.  The increase was due to higher cash and investment balances and higher interest rates.

Provision for Income Taxes

Net income tax expense of $357,000 has been recorded for the nine month period ended September 30, 2007, compared to income tax expense of $298,000 for the same period in 2006.  Income tax expense for the nine months ended September 30, 2007 is a result of applying the estimated annual effective tax rate to cumulative income before taxes.  The income tax expense includes a reversal of approximately $240,000 of tax benefits recorded in the first and second quarter of 2007 and $115,000 tax benefit for a release of tax reserves due to a lapse of the applicable statue of limitations in April 2007. For the same period in 2006, the provision for income taxes related to federal alternative minimum tax, miscellaneous state income taxes and foreign income taxes currently payable, partially offset by $0.6 million of tax benefits for a release of tax reserves in the first quarter ended March 31, 2006.

We have determined that negative evidence supports the need for a full valuation allowance against our net deferred tax assets at this time. We will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

We adopted FIN 48 at the beginning of calendar year 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. As of September 30, 2007, we have unrecognized tax benefits of approximately $1.6 million. Future changes in the remaining balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. We do not have any material accrued interest or penalties associated with any unrecognized tax benefits. We do not believe it is more likely than not that our unrecognized tax benefits will significantly change within the next twelve months.

We are subject to taxation in the US and various states and foreign jurisdictions.  The tax years 1997-2006 remain open to examination by the federal and most state tax authorities due certain net operating loss and credit carryforward positions.

Liquidity and Capital Resources

In summary, our cash flows were (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Net cash provided by operating activities	$8,260	$2,159
Net cash provided by (used in) investing activities	(18,186)	3,708
Net cash provided by financing activities	917	3,358
Effect of exchange rate fluctuations on cash and cash equivalents	(35)	(21)

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. For the nine months ended September 30, 2007 cash and cash equivalents decreased by $9.0 million due to increased purchases of short-term and long-term marketable securities. As of September 30, 2007 cash, cash equivalents, short-term and long-term marketable securities were $49.3 million, an increase of $7.0 million from $42.3 million at December 31, 2006.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation, amortization of purchased intangible assets, share-based compensation expense, write-downs of inventories, other non-cash items, and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2007 of $8.3 million consisted primarily of net income of $0.6 million adjusted for non-cash items of $6.4 million and an increase in accounts payable of $4.1 million due to timing of vendor payments, partially offset by an increase in other assets of $2.3 million due an increase in software and IP licenses. Cash provided by operating activities for the nine months ended September 30, 2006 of $2.2 million consisted primarily of net income of $2.8 million adjusted for non-cash items of $4.7 million and an increase in accounts payable of $1.2 million due to timing of vendor payments, partially offset by an increase in inventory of $6.7 million to meet anticipated customer demand.

Cash used in investing activities for the nine months ended September 30, 2007 of $18.2 million was primarily due to cash used in purchases of marketable securities (net of sales and maturities of investments) of $15.9 million and capital expenditures of $2.3 million primarily to provide infrastructure for new product designs. Capital expenditures have generally been comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures. Cash provided by investing activities for the nine months ended September 30, 2006 of $3.7 million was primarily due to proceeds from sales and maturities (net of purchases) of investments in marketable securities of $4.7 million, partially offset by capital expenditures of $1.0 million.

Cash provided by financing activities for the nine months ended September 30, 2007 of $0.9 million and the cash provided by financing activities for the nine months ended September 30, 2006 of $3.4 million were due to proceeds from the exercise of stock options.

The negative effect of exchange rates on cash and cash equivalents for the nine months ended September 30, 2007 and 2006 was due to the weakening of the U.S. dollar against other foreign currencies.

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock.  At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.   Approximately 774,000 shares had been repurchased for approximately $1.9 million in cash in 2003.  We did not repurchase any shares in 2004, 2005 or 2006, or during the nine month period ended September 30, 2007.

As of September 30, 2007, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
		Less than	1-3
	Total	1 Year	Years
Operating leases - facilities and equipment	$130	$86	$44
Software licenses	3,583	3,150	433
Inventory purchase commitments	3,572	3,572	-
Total cash obligations	$7,285	$6,808	$477

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

As of September 30, 2007, we have controls in place to monitor sales returns from and pricing concessions to our distributors.  We use data from a variety of controls, such as monthly monitoring of distributor inventory levels, Returns Material Authorization controls, and regular monitoring of distributor pricing concession and product rotation requests.  We use this data to arrive at a reasonable estimate on sales returns from and pricing concessions to our distributors.

Inventory Valuation

We evaluate the need for potential write-downs for inventory by considering a combination of factors.  Based on the life of the product, sales history, obsolescence, and sales forecast, we may record write-downs of our inventory of up to 100%.  Any adverse changes to our future product demand may result in increased write-downs, resulting in decreased gross margin.  In addition, future sales on any of our previously written down inventory may result in increased gross margin in the period of sale.

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

Share-Based Compensation

Upon adoption of SFAS 123R on January 1, 2006, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model.  Prior to the adoption of SFAS 123R, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123.  The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors.  The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior.  We calculated our expected volatility assumption required in the Black-Scholes model by blending the historical volatility of our stock with the implied volatility for traded options on our stock. We estimate the amount of forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of January 1, 2006 we have adopted the modified prospective transition method and its effect is included beginning in our first quarter 2006 financial statements.

Taxes

We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of September 30, 2007, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. We will maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance.

Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio comprised of fixed income securities, including amounts classified as cash equivalents, short-term investments and long-term investments. Our investment portfolio totaled $44.3 million at September 30, 2007.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  While our investment policy allows us to invest in high quality, short-term and long-term debt instruments, our investment portfolio as of September 30, 2007 is comprised of cash equivalents, short-term investments and long-term investments.  A hypothetical 100 basis point increase in interest rates would result in less than a $0.3 million decrease (less than 1%) in the fair value of our available-for-sale securities.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Historically, a relatively small number of customers have accounted for a significant portion of our net revenues in any particular period.  For the three months ended September 30, 2007, two distributors accounted for 24% and 11%, respectively, of net revenues. For the same period in 2006, two distributors accounted for 31% and 11%, respectively, of net revenues. For the nine months ended September 30, 2007, two distributors accounted for 23% and 11%, respectively, of net revenues.  For the same period in 2006, two distributors accounted for 30% and 11%, respectively, of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.
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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. For the nine months ended September 30, 2007 and 2006, sales through distributors accounted for approximately 76% and 70%, respectively, of our net revenues. Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

Sales outside of the United States accounted for approximately 73% of our revenues for the nine months ended September 30, 2007.  In 2006 and 2005, sales outside of the United States accounted for approximately 75% and 72% of our revenues, respectively.  Sales outside of the United States may fluctuate in future periods and may continue to account for a large portion of our revenues.  In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the United States, thereby exposing us indirectly to foreign risks.  Further, most of our semiconductor products are manufactured outside of the United States.  Accordingly, we are subject to international risks, including:

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

Date: November 2, 2007

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