Form 10-K
period 2007-12-31
PLX TECHNOLOGY INC
filed 2008-03-06
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer", "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer [ ]    Accelerated filer [X]    Non-accelerated filer [ ]    Small Reporting Company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's common stock on June 29, 2007, as reported on The NASDAQ Global Market, was $183,317,162. Shares of common stock held by each executive officer and director and by each person who to the registrant's knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding at February 29, 2008 was 28,839,745.

DOCUMENTS INCORPORATED BY REFERENCE

PART III OF THIS REPORT ON FORM 10-K INCORPORATES INFORMATION BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT FOR ITS 2008 ANNUAL MEETING OF STOCKHOLDERS - ITEMS 10, 11, 12, 13 AND 14.

PLX Technology, Inc.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2007

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

In the last decade, demand for communications, storage, servers, imaging, PCs, consumer electronics and other products that transmit, store and process information rapidly has increased due to:

•	growth of the Internet,
•	deployment of high-speed networking, and
•	proliferation of data-intensive multimedia applications.

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

Our objective is to expand our advantages in data transfer technology by:

•	focusing on high-growth markets;
•	delivering comprehensive solutions, including semiconductor devices, software development kits and hardware design kits;
•	extending our technology advantages by incorporating new functions and technologies,
•	driving industry standards; and
•	strengthening and expanding our industry relationships.

Our headquarters are located at 870 W. Maude Avenue, Sunnyvale, California 94085. The telephone number is (408) 774-9060. Additional information about PLX is available on our website at http://www.plxtech.com. Information contained in the website is not part of this report.

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on our website, http://www.plxtech.com, as soon as reasonably practicable after the reports have been filed with or furnished to the Securities and Exchange Commission.

Industry Background

Microprocessor-based systems are found in many common products and offer varying levels of performance depending on each product's requirements. These products range from low performance devices such as electronic toys and kitchen appliances to complex, high-performance electronic equipment such as network routers and switches. High-performance microprocessor-based systems offer increased data processing capabilities and typically utilize one or more 32-bit or 64-bit microprocessors, fast memories and peripherals and sophisticated operating systems and software applications.

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

•
PC Peripherals and Consumer Electronics. PC peripheral applications include graphics adapters, TV tuners and communication peripherals.  Examples of consumer electronics applications include portable media players, digital camcorders, set top boxes, printers and TV tuners for PCs.  These products are increasingly using high speed connection standards for data transfers.

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

As data transfer and reliability requirements for the I/O subsystem have increased, so has the complexity of its interface logic and related software. Until the mid 90’s, most microprocessor-based systems used simple I/O subsystems that contained limited logic and rudimentary software, if any. Complex I/O subsystem components such as switches, elaborate control logic and advanced software were costly, and therefore their use was confined to very high-end equipment such as mainframe computers. Furthermore, the lack of widely accepted I/O standards impeded the use of complex I/O subsystems in other than high-end applications. However, advances in semiconductor technology combined with the widespread adoption of standards in microprocessor-based systems have enabled the development of highly integrated semiconductor devices that can better manage I/O subsystem performance at lower cost.

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

The deployment of the PCI standard was one of the catalysts for the widespread adoption of I/O standards in microprocessor-based systems. In the early 1990s, PC and server manufacturers developed PCI, a new standard hardware architecture to connect the major components of their systems at high speed. It offered up to a one hundred times improvement in I/O data transfer rates over the previous architectures. By the mid-1990s, PCI became the most widely used bus architecture in the PC market. Consequently, many suppliers of peripheral semiconductor components used in PCs adopted PCI as the standard system interface. In addition to penetrating the PC and server market, PCI gained popularity as a standard I/O architecture for many other high-performance microprocessor-based systems because it allows the use of low cost and state-of-the-art peripheral semiconductor components developed for the PC market and provides a foundation for system interoperability. PCI also offered equivalent or superior performance to the in-house developed standards of many electronic equipment suppliers. Furthermore, the use of PCI enabled faster time to market, lower development cost and the ability to quickly integrate new I/O components.

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

In 2001 and 2002, the PCI Express standard was developed as a higher-performance upgrade to the widely-deployed PCI standard.  Many builders of microprocessor-based systems need the improved performance of PCI Express to ensure that the I/O subsystem data transfer capacity keeps pace with the increasing performance of the surrounding processors and peripheral devices.  In addition to higher data throughput, PCI Express enables more devices to be connected and improves system management.  Although PCI Express, which is a switched-serial architecture, is different in terms of hardware than PCI, a parallel bus architecture, it is software compatible with PCI.  This software compatibility attribute makes the task of upgrading PCI systems to take advantage of PCI Express’s performance advantages relatively simple and inexpensive.  Although initially it was used only in the computing market, PCI Express is now the leading I/O standard for new designs in many other markets including storage systems, communications equipment, embedded systems and PC Peripherals.

This rapid acceptance is expected to continue as a solid cost competitive ecosystem has developed encouraging the use of PCI Express in more and more applications.

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

Due to the availability and adoption of I/O standards by developers of microprocessor-based systems, servers and PCs, there is a large and growing demand for I/O subsystem components based on these standards.

The PLX Solution

PLX develops and supplies interconnect semiconductor devices and supporting hardware and software platforms that accelerate and manage the transfer of data in high-performance microprocessor-based systems.

Our solution consists of three related products:

•	interconnect semiconductor devices,
•	software development kits which assist in developing systems that incorporate our semiconductor devices and
•	hardware design kits that allow development of a system using our semiconductor devices and software development kits.

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

PLX products shipping today provide I/O connectivity solutions mainly for the PCI Express, PCI, PCI-X, and USB standards. As new I/O standards evolve, we expect to support them where appropriate.  More than 1,000 electronic equipment manufacturers use PLX semiconductor devices in a wide variety of applications.

Historically, PLX supplied bridges, controllers, and accelerators to the PCI, PCI-X and USB markets.  Today, PLX’s main focus is supplying the needs of the fast growing demand for PCI Express Switches.  PCI Express is a serial point to point technology that requires switches to route the traffic similar to Ethernet.  PCI and PCI-X did not require these devices.  This has opened up an exciting new market for suppliers like PLX.

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

Extend I/O Subsystem Technology. We offer our customers highly integrated semiconductor devices and related software that incorporate many of the latest advances in I/O interconnect technology. Our semiconductor devices and software are designed to enable quick adoption of new I/O technologies and enhancements to existing I/O standards. We seek to integrate additional I/O-related functions into our semiconductor devices to provide our customers with additional value. We employ a team of engineers with expertise in system architectures, product definition and semiconductor and software design to maintain our I/O subsystem technology advantages.

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

Strengthen and Expand Industry Relationships. We work with industry leaders in developing hardware and software development tools and marketing programs that promote the use of each company's products. Partners include AMD, Broadcom, Intel, Jungo, Microsoft, Freescale, Cavium, One Stop Systems, Pigeon Point, RamBus, Virage, Magma, Synopsys, NEC, Bayside, AMCC, ARM and National Instruments. As a result of these relationships, we enable microprocessor-based systems designers to choose the best products for their particular applications while still employing our product as the core of their I/O subsystem design.

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

PCI Express Bridges.  The PCI Express bus standard has become the interconnect standard for the latest servers, notebooks, desktops, graphics, storage, communications and embedded systems. With its 2.5 to 5.0 Gigabit per second line rate/lane, it offers significantly higher performance than legacy standards.  PCI Express Bridges enable conventional PCI products (32-bit/33 MHz, 32-bit/66 MHz and even 64-bit/133 MHz PCI-X) to be upgraded for use in new PCI Express systems.  This allows users to quickly bring a new product to market.  Applications using these bridge devices include servers, storage host bus adapters, graphics, TV tuners and security systems.   The reverse bridging feature also allows users to bridge backwards allowing the latest PCI Express based powerful CPUs/Graphics processors to still service and support the legacy PCI and PCI-X market.

PCI Express Switches.  Since PCI Express is a point to point serial interconnect, it requires a switch to connect a single port from a processor or chipset to many end-points.  Example of applications include fanout in servers, dual graphics in gaming and workstation systems, control planes in networking and backplanes in embedded and industrial equipment. PLX switches allow aggregation of multi-channel Gigabit Ethernet, Fibre Channel, graphics and SAS cards to the host. PLX switch products are offered in various configurations as requirements vary from one application to the next. PCI Express switches have become a basic building block in systems being designed today using this standard.  PLX started with the Gen 1 family of PCI Express at 2.5 Gigabit per second and now has products on the market supporting the new Gen 2 specification where the data rate has doubled to 5.0 Gigabit per second.

I/O Accelerators. Our I/O accelerators are semiconductor devices that accelerate movement of data across a PCI bus and between one or more devices or subsystems that need to communicate across the PCI bus. These products incorporate the Data Pipe Architecture technology, a set of circuits and features that enable an efficient flow of data within systems with minimal supervision from the system processor. Our I/O accelerators address a range of applications and provide flexible interfaces that allow them to connect to a wide variety of semiconductor devices, including chipsets from major chipset vendors; FPGAs and processors such as Freescale's PowerPC, Intel's i960 and Strong ARM, Hitachi's SH and Motorola's 68K series. Customers also use these semiconductor devices in connection with digital signal processors, or DSPs, from Texas Instruments and others. The I/O accelerators can be connected with a wide range of peripheral devices, including LAN, WAN, disk control and graphics.

PCI-to-PCI Bridges.  PCI-to-PCI bridges are chips that increase the number of peripheral devices that can be included in a microprocessor-based system. PCI-to-PCI bridges have become common in a wide variety of systems, including servers, storage, communications and embedded-control applications such as imaging, industrial control and test equipment. PLX’s bridge product line spans the entire PCI range, from 32-bit 33MHz through 64-bit 66MHz, and includes 133MHz PCI-X devices.

USB Interface Chips.  USB interface chips are used by computer peripherals to connect to a PC through an external cabled connection.  The USB standard allows for connections to be made at different speeds.  Hi-Speed USB (also known as USB 2.0) provides 40x the bandwidth of Full-Speed USB and can be found on most PCs sold after 2003.  However, many PC peripherals today, such as mice, printers and digital cameras, still utilize Full-Speed transfer rates.  PLX’s products are all USB 2.0 Hi-Speed and are backward compatible with USB Full-Speed.  Hi-Speed connections can be found today on devices like multi-function printers, DVD camcorders, portable media players, portable navigation systems, digital cameras, PDAs and hard disks.

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

To offer additional design support, we work with third party companies that provide development tools for our customers. Although we receive no revenue directly from these development tools, they promote sales of our semiconductor devices because these tools often make it easier to develop systems incorporating our products. Examples include software development tools from Jungo, Microsoft, Pigeon Point and Wind River and software modeling tools from Synopsys and Magma.

Our principal product offerings and functions include the following:
Category	Product	Description
Semiconductor Devices
PCI Express Bridges	PEX 8111	o Support the standard PCI Express serial interconnect protocol
	PEX 8112	o Facilitate the connection of the newest PCI Express processors
	PEX 8114	o Enable conventional PCI products to be upgraded for use in the newest PCI Express standard
PEX 8311
PCI Express Switches	PEX 8505	o Facilitate the connection of the newest PCI Express processors
	PEX 8508	o Provide essential system fanout required by the point-to-point PCI
	PEX 8509	o Provide PCI Express signal routing
PEX 8512
PEX 8516
PEX 8517
PEX 8518
PEX 8524
PEX 8525
PEX 8532
PEX 8533
PEX 8534
PEX 8535
PEX 8547
PEX 8548
PEX 8612
PEX 8616
PEX 8624
PEX 8632
PEX 8648
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
PCI 6152
PCI 6154
PCI 6156
PCI 6254
PCI 6350
PCI 6466
PCI 6520
PCI 6540
USB Bridge Chips	NET 1080	o Connect CPUs and DSPs to a high-speed USB device port
NET 2252
NET 2260
NET 2270
NET 2272
NET 2280
NET 2282
NET 2888
NET 2890
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

Software Technology. We devote engineering resources to the development of software technology used to assist the system developer in debugging hardware and creating data control software. The quality and availability of these tools are key differentiating factors between PLX and competing alternatives. We continue to enhance and expand our software development kits, which contain a set of programming interfaces that simplify the development of software. Our software expertise provides us with valuable insights into our customers' software development issues, which aids the definition and development of future semiconductor devices. Software revenue from sales of our software development kits amounted to less than 1% of our net revenues for 2007.

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

Industry Standards. Through our participation in the key industry groups responsible for interconnect standards, we take an active role in defining new I/O standards.

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

In addition, two alternative devices can perform some or all of the functions of our devices. The first is the Application Specific Integrated Circuit, or ASIC. With the ASIC approach, a customer creates a custom semiconductor device for a particular application. Because the customer buys the ASIC directly from the semiconductor foundry, this approach may lead to lower unit production costs. However, this approach entails a large initial time and resource investment in developing the custom device. The second alternative device is the Field Programmable Gate Array, or FPGA. The FPGA is a semiconductor device whose logic function can be programmed by the system manufacturer. This requires less design effort and time than the ASIC approach. However, because of the additional circuitry required to enable the device to be programmed, this approach typically entails higher unit production costs which can be prohibitive compared to ASICs or standard semiconductor devices. Nevertheless, FPGA prices have decreased steadily and in many cases are competitive with prices for standard semiconductor devices. Accordingly, we also experience competition from leading ASIC suppliers, including IBM, LSI Logic, NEC, and Toshiba as well as from FPGA suppliers, including Actel, Altera, Atmel, Lattice, Quicklogic and Xilinx. Many of these competitors are large companies that have significantly greater financial, technical, marketing and other resources than PLX.

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

Sales, Marketing and Technical Support

Our sales and marketing strategy is to achieve design wins at leading systems-companies in high-growth market segments. We market and sell our products in the United States through a combination of direct regional sales managers, a network of independent manufacturers' representatives and distributors. We maintain United States sales liaison offices in California, Connecticut, Illinois, Massachusetts and Texas.

Outside the United States, we have engaged a team of manufacturers' representatives, stocking representatives and distributors to sell and market our products. Our international network includes representatives in Australia, Austria, Belgium, Brazil, Canada, Denmark, Finland, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Korea, Norway, People's Republic of China, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, The Netherlands and the United Kingdom. We maintain a sales liaison office in the United Kingdom and France to service customers in Europe and the Middle East. We also maintain sales liaison offices in Korea, Taiwan, and China to service customers in Korea, Southeast Asia and The People's Republic of China.  Finally, we maintain a sales liaison office in Japan to service customers in Japan.

As of December 31, 2007, we employed 55 individuals in sales and marketing. Sales in North America represented 29%, 30% and 32%, of net revenues for 2007, 2006 and 2005, respectively. All worldwide sales to date have been denominated in U.S. dollars. We have one operating segment, the sale of semiconductor devices. Additional segment reporting information is included in Note 11 of Notes to the Consolidated Financial Statements in this form 10-K.

Net revenues through distributors accounted for approximately 77%, 70% and 57% of our net revenues for 2007, 2006 and 2005, respectively. Included in 2006 distributor revenues is the amount of $2.8 million, or 3.4% of total net revenues, resulting from the change in the accounting for revenues to distributors. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Revenue Recognition” in this Form 10-K for details on the change in accounting for distributor revenues.  Revenues related to sales through distributors are expected to continue to account for a large portion of our total revenues. See "Item 1A, Risk Factors - Certain Factors That May Affect Future Operating Results - A Large Portion of Our Revenues Is Derived from Sales to Third-Party Distributors Who May Terminate Their Relationships with Us at Any Time" in this Form 10-K.

In 2007, sales to Excelpoint Systems, Metatech and Answer Technology, distributors, accounted for 18%, 17% and 10%, respectively, of our net revenues. In 2006, sales to Metatech and Answer Technology accounted for 31% and 10%, respectively, of our net revenues. In 2005, sales to Metatech accounted for 23% of our net revenues.  No other distributor or direct customer accounted for more than 10% of net revenues in any period presented.

Technical support to customers provided under warranty is provided through field and factory applications engineers, technical marketing personnel and, if necessary, product design engineers. Local field support is provided in person, email, internet or by telephone. We also use our website to provide product documentation and technical support information. We believe that providing customers with comprehensive product support is critical to remaining competitive in the markets we serve. In addition, our close contact with customer design engineers provides valuable input into existing product enhancements and next generation product specifications.

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

Our research and development expenditures totaled $24.4 million, $20.2 million and $18.5 million in 2007, 2006 and 2005, respectively. Research and development expenses consist primarily of salaries, share-based compensation and related costs of employees engaged in research, design and development activities. In addition, expenses for outside engineering consultants and non-recurring engineering at our independent foundries are included in research and development expenses. As of December 31, 2007, there were 71 employees engaged in research and development. We perform our research and development activities at our headquarters in Sunnyvale, California. We periodically seek to hire additional skilled development engineers who are currently in short supply. Our business could be adversely affected if we encounter delays in hiring additional engineers. See "Item 1A, Risk Factors - Certain Factors That May Affect Future Operating Results - We Could Lose Key Personnel Due to Competitive Market Conditions and Attrition" in this Form 10-K.

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

Manufacturing

We have adopted a "fabless" semiconductor manufacturing model and outsource all of our semiconductor manufacturing, assembly and testing. This approach allows us to focus our resources on the design, development and marketing of products and significantly reduces our capital requirements. We subcontract substantially all of our semiconductor manufacturing to Fujistu, NEC and Seiko-Epson Semiconductor in Japan, and Taiwan Semiconductor Manufacturing Corporation, AMD and UMC in Taiwan. None of our products are currently manufactured by more than one supplier, and all of our products are expected to be single-source manufactured for the foreseeable future. We must place orders two to four months in advance of expected delivery of finished goods. We maintain inventory levels based on current lead times from foundries plus safety stock to account for unanticipated interruption in supply and fluctuations in demand. Our inventory comprises a large portion of our working capital. As a result, we have limited ability to react to fluctuations in demand for our products which could cause us to have an excess or a shortage of inventory of a particular product and reduced product revenues.

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

Intellectual Property

 Our future success and competitive position depend upon our ability to obtain and maintain the proprietary technology used in our principal products. Most of our current products include implementations of the PCI, PCI Express and USB industry standards, which are available to other companies. We currently have no patents on any of our I/O accelerator products and rely instead on trade secret protection. We hold 6 patents on switch technology that will expire at various dates beginning in 2019 through 2025. In addition, we have a patent on I/O buffer technology that expired in September 2007 and a patent on clock and timing control technology that will expire in May 2014. In the future, we plan to seek patent protection when we believe it is necessary.

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

Employees

As of December 31, 2007, we employed a total of 157 full-time employees, including 71 engaged in research and development, 55 engaged in sales and marketing, 2 engaged in manufacturing operations and 29 engaged in general administration activities. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Other circumstances that can affect our operating results include:

•	the timing of significant orders, order cancellations and reschedulings;
•	the loss of one or more significant customers;
•	introduction of products and technologies by our competitors;
•	the availability of production capacity at the fabrication facilities that manufacture our products;
•	our significant customers could lose market share that may affect our business;
•	integration of our product functionality into our customers’ products;
•	our ability to develop, introduce and market new products and technologies on a timely basis;
•	unexpected issues that may arise with devices in production;
•	shifts in our product mix toward lower margin products;
•	changes in our pricing policies or those of our competitors or suppliers, including decreases in unit average selling prices of our products;
•	the availability and cost of materials to our suppliers;
•	general economic conditions; and
•	political climate.

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

 Historically, a relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. In 2007, sales to Excelpoint Systems, Metatech and Answer Technology accounted for 18%, 17% and 10%, respectively, of net revenues.  In 2006, sales to Metatech and Answer Technology accounted for 31% and 10% of our net revenues. In 2005, sales to Metatech accounted for 23% of our net revenues. No other distributor or direct customer accounted for more than 10% of net revenues in any period presented.

During 2007 we terminated our largest distributor and transitioned in a replacement distributor. If our new distributor is not able to sustain the same volume support it could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

Our Independent Manufacturers May Not Be Able To Meet Our Manufacturing Requirements

We do not manufacture any of our semiconductor devices.  Therefore, we are referred to in the semiconductor industry as a “fabless” producer of semiconductors.  Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications.  We currently have third party manufacturers located in Japan, Korea, Taiwan, Singapore and Malaysia that can produce semiconductors which meet our needs.  However, as the semiconductor industry continues to progress towards smaller manufacturing and design geometries, the complexities of producing semiconductors will increase.  Decreasing geometries may introduce new problems and delays that may affect product development and deliveries.  Due to the nature of the semiconductor industry and our status as a “fabless” semiconductor company, we could encounter fabrication-related problems that may affect the availability of our semiconductor devices, delay our shipments or may increase our costs.

None of our semiconductor devices are currently manufactured by more than one supplier.  We place our orders on a purchase order basis and do not have a long term purchase agreement with any of our existing suppliers.  In the event that the supplier of a semiconductor device was unable or unwilling to continue to manufacture our products in the required volume, we would have to identify and qualify a substitute supplier.  Introducing new products or transferring existing products to a new third party manufacturer or process may result in unforeseen device specification and operating problems.  These problems may affect product shipments and may be costly to correct.  Silicon fabrication capacity may also change, or the costs per silicon wafer may increase.  Manufacturing-related problems may have a material adverse effect on our business.

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

Lower Demand For Our Customers’ Products Will Result In Lower Demand For Our Products

Demand for our products depends in large part on the development and expansion of the high-performance microprocessor-based systems markets including networking and telecommunications, enterprise storage, imaging and industrial applications.  The size and rate of growth of these microprocessor-based systems markets may in the future fluctuate significantly based on numerous factors. These factors include the adoption of alternative technologies, capital spending levels and general economic conditions.  Demand for products that incorporate high-performance embedded systems may not grow which could materially adversely affect our business.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. Net revenues through distributors accounted for approximately 77%, 70% and 57% of our net revenues in 2007, 2006 and 2005, respectively.  Some of our distributors also market and sell competing products. Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products.  We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors.  The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

During 2007 we terminated our largest distributor and transitioned in a replacement distributor. If our new distributor is not able to sustain the same volume support it could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

The Demand For Our Products Depends Upon Our Ability To Support Evolving Industry Standards

A majority of our revenues are derived from sales of products, which rely on the PCI Express, PCI, PCI-X and USB standards.  If markets move away from these standards and begin using new standards, we may not be able to successfully design and manufacture new products that use these new standards.  There is also the risk that new products we develop in response to new standards may not be accepted in the market.  In addition, these standards are continuously evolving, and we may not be able to modify our products to address new specifications.  Any of these events would have a material adverse effect on our business.

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

Our Potential Future Acquisitions May Not Be Successful Because Of Our Limited Experience With Acquisitions In The Past

As part of our business strategy, we expect to review acquisition prospects that would complement our existing product offerings, improve market coverage or enhance our technological capabilities.  Future acquisitions could result in any or all of the following:

•	potentially dilutive issuances of equity securities;

•	large acquisition-related write-offs;
•	the incurrence of debt and contingent liabilities or amortization expenses related to other intangible assets;
•	difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies;
•	diversion of management’s attention from other business concerns;
•	risks of entering geographic and business markets in which we have no or limited prior experience; and
•	potential loss of key employees of acquired organizations.

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

Sales outside of North America accounted for 71%, 70% and 68% of our net revenues in 2007, 2006 and 2005, respectively.  Sales outside of North America may fluctuate in future periods and are expected to account for a large portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of North America, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of North America. Accordingly, we are subject to international risks, including:

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

A Downturn In The Global Economy May Adversely Affect Our Revenues, Results Of Operations And Financial Condition

Demand for semiconductor components is increasingly dependent upon the rate of growth in the global economy.  If the rate of global economic growth slows, or contracts, customer demand for products could be adversely affected, which in turn could adversely affect revenues, results of operations and financial condition.  Many factors could adversely affect regional or global economic growth.  Some of the factors that could slow global economic growth include:

•	rising interest rates in the United States,
•	a slowdown in the rate of growth of the Chinese economy,
•	a significant act of terrorism which disrupts global trade or consumer confidence,
•	geopolitical tensions including war and civil unrest,
•	reduced levels of economic activity or
•	disruption of international transportation.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We own one facility in Sunnyvale, California, which has approximately 55,000 square feet. This facility comprises our headquarters and includes our research and development, sales and marketing and administration departments.  Internationally, we lease sales offices in Japan, Taiwan, Korea and China. These leases comprise approximately 4,600 square feet and have terms expiring on or prior to July 2009. We believe that our current facilities will be adequate through 2008.

ITEM 3: LEGAL PROCEEDINGS

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended December 31, 2007.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Market and has been quoted on The NASDAQ Global Market under the symbol "PLXT" since its initial public offering on April 5, 1999. The following table sets forth, for the periods indicated, the range of quarterly high and low sales price for our common stock as reported on The NASDAQ Global Market:

2007	High	Low
First Quarter	$13.40	$9.16
Second Quarter	11.95	9.60
Third Quarter	13.72	9.86
Fourth Quarter	11.30	8.83

2006	High	Low
First Quarter	$13.90	$8.13
Second Quarter	15.14	10.76
Third Quarter	12.84	8.11
Fourth Quarter	15.16	9.96

As of February 29, 2008, there were approximately 118 holders of record of our common stock and as of that date, the last reported sales price of our common stock was $6.46.

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

	Years Ended December 31,
	2007	2006 (1)	2005	2004 (2)	2003 (3)
	in thousands, except per share data
Consolidated Statement of Operations Data:
Net Revenues	$81,734	$81,425	$54,615	$54,449	$38,038
Gross Margin	49,525	47,630	35,002	35,710	27,171
Operating Income (Loss)	(643)	1,715	(2,306)	(831)	(2,797)
Net Income (Loss)	1,174	3,006	(1,748)	(642)	(2,259)
Basic Net Income (Loss) Per Share	$0.04	$0.11	$(0.06)	$(0.03)	$(0.10)
Shares Used to Compute Basic Per Share Amounts	28,724	28,177	27,198	25,422	22,755
Diluted Net Income (Loss) Per Share	$0.04	$0.10	$(0.06)	$(0.03)	$(0.10)
Shares Used to Compute Diluted Per Share Amounts	29,156	28,925	27,198	25,422	22,755

	Years Ended December 31,
	2007	2006	2005	2004	2003
	in thousands, except per share data
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$19,175	$32,804	$21,028	$9,556	$10,955
Working Capital	50,153	49,031	36,994	23,108	23,846
Total Assets	135,800	127,948	117,911	110,473	81,803
Total Stockholders' Equity	$127,892	$120,926	$107,489	$102,159	$76,021

(1)
Results of operations for 2006 include an increase in revenues and cost of revenues of $2.8 million and $0.9 million, respectively, as a result from a change in accounting for revenues to distributors.

(2)	Results of operations for 2004 include a $1.1 million charge for in-process research and development as it relates to the acquisition of NetChip Technology, Inc. in May 2004.
(3)	Results of operations for 2003 include a $0.9 million charge for in-process research and development as it relates to the acquisition of HiNT Corporation in May 2003.

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

•	our belief that we must continuously develop our devices using more advanced processes to remain competitive on a cost and performance basis;
•	our belief that the transition of our products to smaller geometries will be important for us to remain competitive;
•	our plan to seek patent protection when necessary;
•	our belief that our current facility will be adequate through 2008;
•	our intention to retain earnings for use in our business and not to pay any cash dividend in the foreseeable future;
•	our belief that our long-term success will depend on our ability to introduce new products;
•	our belief that we may be required to carry higher levels of inventory because of the difficulty in predicting future levels of sales and profitability;
•	our expectation that selling, general and administrative expenses in absolute dollars will increase in future periods;
•	our expectation that we will modestly increase capital expenditures in 2008; and
•	our belief that our existing resources, together with cash expected to be generated from our operations, will be sufficient to meet our capital requirements for at least the next twelve months.

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

Our gross margins have fluctuated in the past and are expected to fluctuate in the future due to changes in product and customer mix, provisions and recoveries of excess or obsolete inventory, the position of our products in their respective life cycles, and specific product manufacturing costs.

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

Results of Operations

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

	Years Ended December 31,
	2007	2006	2005
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	39.4%	41.5%	35.9%
Gross margin	60.6%	58.5%	64.1%

Operating expenses:
Research and development	29.8%	24.8%	33.8%
Selling, general and administrative	30.0%	29.3%	30.4%
Amortization and write-down of purchased intangible assets	1.6%	2.3%	4.1%
Total operating expenses	61.4%	56.4%	68.3%
Operating income (loss)	(0.8)%	2.1%	(4.2)%
Interest income and other, net	2.9%	2.2%	1.5%
Income (loss) before provision for income taxes	2.1%	4.3%	(2.7)%
Provision for income taxes	0.7%	0.6%	0.6%
Net income (loss)	1.4%	3.7%	(3.3)%

Comparison of Years Ended December 31, 2007, 2006 and 2005

Net Revenues. Net revenues consist of product revenues generated principally by sales of our semiconductor devices. Net revenues for the year ended December 31, 2007 were $81.7 million, an increase of $0.3 million or 0.4% from $81.4 million for the same period in 2006. The 2006 results include an additional $2.8 million in net revenues recognized in the first quarter of 2006 as a result of the change in the accounting for revenues to distributors (see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Revenue Recognition” in this Form 10-K). The increase in 2007 net revenues was due primarily to increased sales of our PCI Express products as a result of an increase of customers in volume production, partially offset by decreased sales of our legacy products due to demand fluctuations.

The following table shows the revenue by product type as a percentage of net revenues:

	Years Ended December 31,
	2007	2006	2005
Revenues:
Legacy Products	65.2%	77.8%	93.2%
PCI Express	34.8%	22.2%	6.8%

For the year ended December 31, 2007, sales to Excelpoint Systems, Metatech and Answer Technology accounted for approximately 18%, 17% and 10%, respectively, of net revenues.  In the third quarter of 2007, we terminated Metatech and transitioned in Excelpoint Systems. As of February 29, 2008 we have not experienced a financial  impact from this transition. However, due to the lack of history with Excelpoint, we can not guarantee it will not impact our future revenues.  In 2006, sales to Metatech and Answer Technology accounted for approximately 31% and 10%, respectively, of net revenues.  In 2005, sales to Metatech accounted for approximately 23% of net revenues. No other distributor or direct customer represented greater than 10% of net revenues. We continue to generate significant revenues from Asia. For the twelve months ended December 31, 2007, 2006 and 2005, approximately 59.7%, 57.6% and 52.5%, respectively, of net revenues were generated from Asia.

Net revenues for the year ended December 31, 2006 were $81.4 million, an increase of $26.8 million or 49.1% from $54.6 million for the same period in 2005. The increase was due primarily to increased unit shipments of our PCI Express products as a result of the general market adoption of the PCI Express standard and higher sales of our legacy products.

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

Gross margin for the year ended December 31, 2007 increased by 4.0%, or $1.9 million, to $49.5 million from $47.6 million for the same period in 2006. As a percentage of sales, gross margin increased to 60.6% for 2007 from 58.5% for 2006. The increase in absolute dollars was primarily due to increased product shipments while the increase as a percentage was primarily due to improved production yields of our PCI Express products.

Gross margin for the year ended December 31, 2006 increased by 36.1%, or $12.6 million, to $47.6 million from $35.0 million for 2005. As a percentage of sales, gross margin decreased to 58.5% for 2006 from 64.1% for 2005. The decrease as a percentage of sales was primarily attributable to higher sales of PCI Express and USB products, which have lower margins relative to the PCI I/O devices, and lower yields on certain first generation PCI Express products. In addition, we recorded a provision for excess and obsolete inventory of approximately $0.5 million, or 0.7 percentage points, in the fourth quarter ended December 31, 2006 primarily due to certain customers migrating from PCI I/O leaded to lead-free devices more quickly than anticipated, resulting in excess leaded inventory.  This migration was brought upon by our customers’ efforts to comply with government guidelines that require their products to be lead-free, green, and compliant with the Restrictions on the use of certain Hazardous Substances (RoHS) Directive.

Future gross margin is highly dependent on the product and customer mix of net revenues.  Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development Expenses. Research and development (R&D) expenses consist primarily of tape-out costs at our independent foundries, salaries and related costs, share-based compensation and expenses for outside engineering consultants included in R&D expenses.

R&D as a percentage of net revenues increased to 29.8% for the year ended December 31, 2007 as compared to 24.8% for the same period in 2006.  In absolute dollars, R&D expenses increased by $4.2 million, or 20.7%, to $24.4 million for the year ended December 31, 2007, from $20.2 million for the same period in 2006. The increase in R&D in absolute dollars and as a percentage of revenue was primarily due to increases in R&D spending on engineering tools of $2.0 million and tape-out related costs of $1.3 million associated with new product designs and compensation and benefit expenses of $0.6 million resulting from higher headcount.

R&D as a percentage of net revenues decreased to 24.8% for the year ended December 31, 2006 as compared to 33.8% for the same period in 2005.  In absolute dollars, R&D expenses increased by $1.7 million, or 9.3%, to $20.2 million for the year ended December 31, 2006, from $18.5 million for the same period in 2005. The percentage decrease was primarily due to an increase in revenues, partially offset by the expensing of share-based compensation expense pursuant to SFAS 123R. The increase in R&D in absolute dollars was due primarily to share-based compensation of $2.0 million as well as higher compensation and benefit expenses of $0.9 million, partially offset by a decrease in external engineering expenses of $1.1 million.

We believe continued spending on research and development to develop new products is critical to our success and, consequently, expect to modestly increase research and development expenses in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses consist primarily of salaries and related costs, share-based compensation and sales commissions to manufacturers’ representatives, as well as professional fees, trade show and other promotional expenses.

SG&A as a percentage of net revenues increased to 30.0% for the year ended December 31, 2007, as compared to 29.3% for the same period in 2006.  In absolute dollars, SG&A expenses increased by $0.7 million or 2.8% to $24.5 million for the year ended December 31, 2007 from $23.8 million for the same period in 2006. The increase in SG&A in absolute dollars and as a percentage of revenue was primarily due to increased compensation and benefit expenses resulting from annual salary increases and higher headcount.

SG&A as a percentage of net revenues decreased to 29.3% for the year ended December 31, 2006, as compared to 30.4% for the same period in 2005.  In absolute dollars, SG&A expenses increased by $7.3 million or 43.9% to $23.8 million for the year ended December 31, 2006 from $16.6 million for the same period in 2005. The percentage decrease was primarily due to an increase in revenues, partially offset by the expensing of share-based compensation pursuant to SFAS 123R. The increase in SG&A in absolute dollars was due primarily to share-based compensation of $2.8 million as well as increases in compensation and benefit expenses of $2.2 million, commission expense of $1.3 million resulting from higher revenues, professional fees of $0.3 million, travel expense of $0.3 million and marketing expenses of $0.2 million.

We expect SG&A expenses in absolute dollars to increase in future periods.

Amortization and Write-down of Purchased Intangible Assets. Amortization and write-down of purchased intangible assets decreased by $0.6 million or 31.7% to $1.3 million for the year ended December 31, 2007 from $1.9 million for the same period in 2006. The decrease was due to customer base acquired as a result of the NetChip Technology, Inc. acquisition in May 2004 becoming fully amortized in 2007.

Amortization and write-down of purchased intangible assets decreased by $0.4 million or 17.2% to $1.9 million for the year ended December 31, 2006 from $2.3 million for the same period in 2005. The decrease is due to customer base acquired as a result of the HiNT Corporation acquisition in May 2003 being fully amortized in 2006 and a $0.2 million write-down in 2005 of an acquired tradename.

Interest Income. Interest income reflects interest earned on average cash, cash equivalents and short-term and long-term investment balances. Interest income increased to $2.4 million in 2007 from $1.8 million for 2006.  This increase was due to higher investment balances as well as higher interest rates. Interest income increased to $1.8 million in 2006 from $0.8 million for 2005.  This increase was due to higher cash and investment balances as well as higher interest rates.

Provision for Income Taxes. Income tax expense for the period ended December 31, 2007 was $0.6 million on a pretax profit of $1.8 million, compared to income tax expense of $0.5 million on a pretax profit of $3.5 million and income tax expense of $0.3 million on a pretax loss of $1.5 million for the periods ended December 31, 2006 and 2005, respectively. Our 2007 income tax expenses differs from the expense derived by applying the applicable U.S. federal statutory rate to the income from operations primarily due to the recording of a valuation allowance for the deferred tax asset partially offset by (1) a $0.1 million tax benefit from the release of tax reserves following the expiration of certain state statute of limitations and (2) the benefit of research and development tax credits. Our 2006 income tax expense differs from the expected expense derived by applying the applicable U.S. federal statutory rate to the income from operations primarily due to the recording of a valuation allowance for the deferred tax asset partially offset by (1) a $0.6 million tax benefit from the release of tax reserves following the expiration of certain federal statute of limitations and (2) the benefit of research and development tax credits.  Our 2005 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to the recording of a valuation allowance for the deferred tax asset partially offset by the benefit of research and development tax credits.

Liquidity and Capital Resources

In summary, our cash flows were (in thousands):

	Years Ended December 31,
	2007	2006	2005
Net cash provided by operating activities	$5,777	$2,883	$3,866
Net cash provided by (used in) investing activities	(20,665)	3,537	5,958
Net cash provided by financing activities	1,301	5,389	1,667
Effect of exchange rate fluctuations on cash and cash equivalents	(42)	(33)	(19)

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of December 31, 2007 cash, cash equivalents, short and long-term marketable securities were $46.6 million, an increase of $4.3 million from $42.3 million at December 31, 2006, and an increase of $7.3 million from $35.0 million at December 31, 2005.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, provision for excess and obsolete inventories, changes in pre-acquisition deferred tax balances, other non-cash items and the effect of changes in working capital and other activities. Cash provided by operating activities in 2007 of $5.8 million consisted primarily of net income of $1.2 million adjusted for non-cash items of $8.7 million and an increase in accounts payable of $1.5 million due to timing of vendor payments, partially offset by increases in other assets of $3.2 million due to an increase in software and IP licenses and $2.0 million in accounts receivable due to timing of customer payments and higher sales in the fourth quarter of 2007 compared to  the fourth quarter of 2006. Cash provided by operating activities in 2006 of $2.9 million consisted primarily of net income of $3.0 million adjusted for non-cash items of $8.4 million and offset by the increases in inventory of $4.8 million and $2.3 million in accounts receivable and a decrease in accounts payable of $1.5 million. Cash provided by operating activities in 2005 of $3.9 million consisted primarily of a net loss of $1.7 million adjusted for non-cash items of $5.9 million and increases in accounts receivable of $1.1 million and accounts payable of $0.9 million.

Cash used in investing activities in 2007 of $20.7 million was primarily due to purchases of marketable securities (net of sales and maturities of investments) of $17.6 million and capital expenditures of $3.1 million primarily to provide infrastructure for new product designs. Capital expenditures have generally comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures. Cash provided by investing activities in 2006 of $3.5 million was primarily due to cash provided by proceeds from sales and maturities (net of purchases) of investments in marketable securities of $4.7 million, partially offset by capital expenditures of $1.2 million. Cash provided by investing activities in 2005 of $6.0 million was primarily due to proceeds from sales and maturities (net of purchases) of investments in marketable securities of $6.7 million, partially offset by capital expenditures of $0.7 million.

 Cash provided by financing activities in 2007 of $1.3 million and the cash provided by financing activities in 2006 of $5.4 million were due to proceeds from the exercise of stock options. Cash provided by financing activities in 2005 of $1.7 million was due to proceeds from the exercise of stock options and warrants.

The negative effect of exchange rates on cash and cash equivalents during 2007, 2006 and 2005 was due to the weakening of the U.S. dollar against other foreign currencies.

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock.  At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.  Approximately 774,000 shares had been repurchased for approximately $1.9 million in cash in 2003. We did not repurchase any shares through December 31, 2007. As of March 5, 2008, we repurchased 80,000 shares for approximately $516,000 and anticipate additional shares will be repurchased throughout 2008.

We believe that our existing resources, together with cash generated from our operations will be sufficient to meet our capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including the level of investment we make in new technologies and improvements to existing technologies and the levels of monthly expenses required to launch new products. From time to time, we may also evaluate potential acquisitions and equity investments complementary to our technologies and market strategies. To the extent that existing resources and future earnings are insufficient to fund our future activities, we may need to raise additional funds through public or private financings. Additional funds may not be available or, if available, we may not be able to obtain them on terms favorable to us and our stockholders.

As of December 31, 2007, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
	Total	Less than 1 Year	1-3 Years
Operating leases - facilities and equipment	$149	$112	$37
Software licenses	2,553	2,553	-
Inventory purchase commitments	3,306	3,306	-
Total cash obligations	$6,008	$5,971	$37

See Note 10 to our Consolidated Financial Statements for additional information on our contractual obligations and commercial commitments.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission (“SEC”) has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Note 1 (Organization and Summary of Significant Accounting Policies) of the Notes to our Consolidated Financial Statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is reasonably assured.

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

In the first quarter ended March 31, 2006, we completed an evaluation of our revenue recognition methodology and concluded that it was more appropriate to recognize revenues on sales to distributors at the time of shipment to a distributor (also referred to as the sell-in basis of recognizing revenue). Prior to the first quarter of 2006, we recognized revenue on sales to distributors when the distributor resold the product to its end customer (also referred to as the sell-through basis of recognizing revenue). Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Rights of Return Exists”, sets forth conditions that must be met to recognize revenue at the time of shipment. Among those conditions is that a company that provides a right of return or pricing concession to a buyer be able to reasonably estimate the amount of future returns or pricing concessions. In the past, we had concluded that we did not meet this condition and therefore used the sell-through basis of revenue recognition. In the first quarter of 2006, we concluded that we are able to reasonably estimate returns and pricing concessions, and therefore had implemented the sell-in method of accounting for sales to distributors. We recognized an additional $2.8 million in revenues during the first quarter of 2006 due to this change resulting in an increase to diluted earnings per share of $0.06.

We offer pricing protection to a single distributor whereby we support the distributor’s resale product margin on certain products held in the distributor’s inventory. In general, we analyze current requests for credit in process, also known as ship and debits, inventory at the distributor and credit expectations to determine the ending sales reserve required for this program. We have arrangements with a small number of customers offering a rebate program on various products. We record rebates under the guidelines of Emerging Issues Task Force (“EITF”) 01-9, “Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor’s Product)”. In addition, we offer stock rotation rights to several distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. In general, we analyze current stock rotation requests and past experience to determine the ending sales reserve required for this program.

Inventory Valuation. We evaluate the need for potential inventory provisions by considering a combination of factors. Based on the life of the product, sales history, obsolescence, and sales forecast, we may record a provision for inventory ranging from 0% to 100%. Any adverse changes to our future product demand may result in increased provisions, resulting in decreased gross margin. In addition, future sales on any of our previously written down inventory may result in increased gross margin in the period of sale. In the fourth quarter ended December 31, 2006, we recorded a net inventory write-down of approximately $0.5 million primarily due to customers migrating from PCI I/O leaded to lead-free devices quicker than anticipated, resulting in excess leaded inventory.  This migration was brought upon by our customers’ efforts to comply with government guidelines that require their products to be lead-free, green, and compliant with the Restrictions on the use of certain Hazardous Substances (RoHS) Directive.

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

 Goodwill. Our methodology for allocating the purchase price related to purchase acquisitions is determined through established valuation techniques.  Goodwill is measured as the excess of the cost of the acquisition over the amounts assigned to identifiable assets acquired less assumed liabilities.  We have one operating segment and business reporting unit, the sales of semiconductor devices, and we perform goodwill impairment tests annually and between annual tests in certain circumstances. To date, no such impairment has been recorded.  In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

Taxes. We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2007, we carried a valuation allowance for the entire deferred tax asset of $13.8 million as a result of uncertainties regarding the realization of the asset balance (see Note 9 to the Consolidated Financial Statements).The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset.  As of December 2007, a valuation allowance continues to be recorded for the net deferred tax asset based on management’s assessment that realization of deferred tax assets is uncertain due to the history of losses, the variability of operating results and the inability to conclude that it is more likely than not that sufficient taxable income would be generated in future periods to realize those deferred tax assets. Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may significantly increase income in the period such determination is made.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The FASB has issued a proposed interpretation that would defer the implementation of SFAS No. 157 for non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The remaining provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of SFAS 157 will have a material impact on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations – Revised 2007”, which replaces FASB Statement No. 141, “Business Combinations”. SFAS 141(R) establishes principles and requirements intending to improve the relevance, representational faithfulness and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We do not believe that the adoption of SFAS 141(R) will have a material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not believe that the adoption of SFAS 160 will have a material impact on our financial position and results of operations.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio of fixed income securities, including those classified as cash equivalents short-term investments and long-term investments of approximately $43.8 million at December 31, 2007. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $0.3 million decrease (less than 1%) in the fair value of the Company's available-for-sale securities.  At December 31, 2007, we had an unrealized gain on our investments of approximately $62,000 and an unrealized gain of $6,000 at December 31, 2006.

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

Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal year that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.

ITEM 9B:  OTHER INFORMATION

On March 5, 2008, the Compensation Committee (the “Committee”) of the Board of Directors of PLX Technology, Inc. (the “Company”), approved the 2008 Variable Compensation Plan (the “Plan”) effective as of January 1, 2008 to encourage performance and achieve retention of a select group of executive employees of the Company.  The Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code (the “Code”), recently enacted under the American Jobs Creation Act of 2004.  Section 409A imposes a number of requirements on non-qualified deferred compensation plans, primarily relating to the timing of elections and distributions.  The following is a summary of the terms and conditions of the Plan that are material to the Company.  The Plan provides for a variable compensation amount for the 2008 performance to be awarded to eligible employees.  Portions of such bonus amount shall be paid to employees on the last business day of January of each of 2009, 2010 and 2011.

Through December 31, 2008, the Committee, in its sole and unlimited discretion, may amend or terminate the Plan.  After January 1, 2009, the Committee may amend or terminate the Plan, provided that such amendment does not reduce or increase any benefit to which a participant has accrued and is otherwise entitled to under the terms of the Plan, nor accelerate the timing of any payment under the Plan, except as permitted under Code Section 409A.

The foregoing description of the Plan is qualified in its entirety by reference to the Plan, a copy of which is filed herewith as Exhibit 10.17 and is incorporated herein by reference.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders.

 PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1.   Consolidated Financial Statements

                  For the following financial information included herein, see Index on page 37:

                          Report of Independent Registered Public Accounting Firm

                          Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2007.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2007.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007.

                                   Notes to Consolidated Financial Statements.

             2.   Consolidated Financial Statements

           The financial statement schedules of the Company are included in Part IV of this report: As of and for each of the three years in the period ended December 31, 2007-II Valuation and Qualifying Accounts. All other schedules have been omitted because they are not applicable.

          3.   Exhibit Index

           See Exhibit Index immediately following the signature page for a list of exhibits filed or incorporated by reference as a part of this report.

(b)   Exhibits

      The Company here by files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15 (a) (3) above.

PLX TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PLX Technology, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of PLX Technology, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  In connection with our audits of the financial statements, we have also audited Schedule II – Valuation and Qualifying Accounts as of and for each of the years ended December 31, 2007, 2006 and 2005.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLX Technology, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, Schedule II – Valuation and Qualifying Accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PLX Technology, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2008, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
San Francisco, California
March 5, 2008

 Report of Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
PLX Technology, Inc.
Sunnyvale, California

We have audited PLX Technology, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  PLX Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, PLX Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PLX Technology, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 5, 2008, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
San Francisco, California
March 5, 2008

 PLX TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$19,175	$32,804
Short-term investments	17,142	5,853
Accounts receivable, less allowances of $516 and $312	10,534	8,491
Inventories	7,422	8,295
Other current assets	3,788	600
Total current assets	58,061	56,043
Goodwill	34,541	34,976
Other purchased intangible assets, net of accumulated amortization of $9,223 and $7,944	1,577	2,856
Property and equipment, net	29,798	28,744
Long-term investments	10,246	3,666
Other assets	1,577	1,663
Total assets	$135,800	$127,948

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,447	$2,995
Accrued compensation and benefits	2,237	2,417
Accrued commissions	652	1,100
Other accrued expenses	572	500
Total current liabilities	7,908	7,012

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value per share:
Authorized -- 5,000,000 shares: none issued and outstanding	-	-
Common stock, $0.001 par value per share:
Authorized -- 50,000,000 shares: issued and outstanding -- 28,837,745 and 28,626,328	29	29
Additional paid-in capital	134,503	128,735
Accumulated other comprehensive loss	(82)	(96)
Accumulated deficit	(6,558)	(7,732)
Total stockholders' equity	127,892	120,936
Total liabilities and stockholders' equity	$135,800	$127,948

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Net revenues	$81,734	$81,425	$54,615
Cost of revenues	32,209	33,795	19,613
Gross margin	49,525	47,630	35,002

Operating expenses
Research and development	24,373	20,194	18,469
Selling, general and administrative	24,516	23,848	16,577
Amortization and write-down of purchased intangible assets	1,279	1,873	2,262
Total operating expenses	50,168	45,915	37,308
Operating income (loss)	(643)	1,715	(2,306)
Interest income	2,385	1,763	812
Other income, net	9	40	11
Income (loss) before provision for income taxes	1,751	3,518	(1,483)
Provision for income taxes	577	512	265
Net income (loss)	$1,174	$3,006	$(1,748)

Basic net income (loss) per share	$0.04	$0.11	$(0.06)

Shares used to compute basic per share amounts	28,724	28,177	27,198

Diluted net income (loss) per share	$0.04	$0.10	$(0.06)

Shares used to compute diluted per share amounts	29,156	28,925	27,198

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 & COMPREHENSIVE INCOME (LOSS)
(in thousands, except share amounts)

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common Stock		Paid-in	Income	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at December 31, 2004	26,706,763	$27	$111,333	$(211)	$(8,990)	$102,159
Proceeds from the exercise of warrants assumed
in the acquisition of HiNT Corporation	3,057	-	26	-	-	26
Issuance of common stock related to the
acquisition of NetChip Technology, Inc	554,306	1	5,119	-	-	5,120
Issuance of stock pursuant
to exercise of stock options	402,742	-	1,641	-	-	1,641
Amortization of deferred stock compensation	-	-	168	-	-	168
Tax benefit related to exercise of stock options	-	-	26	-	-	26
Comprehensive loss:
Change in unrealized loss on investments	-	-	-	115	-	115
Translation adjustments	-	-	-	(18)	-	(18)
Net loss	-	-	-	-	(1,748)	(1,748)
Total comprehensive loss						(1,651)
Balance at December 31, 2005	27,666,868	28	118,313	(114)	(10,738)	107,489

Share-based compensation expense	-	-	4,903	-	-	4,903
Issuance of stock pursuant
to exercise of stock options	959,460	1	5,388	-	-	5,389
Tax benefit related to exercise of stock options	-	-	131	-	-	131
Comprehensive income:
Change in unrealized loss on investments	-	-	-	48	-	48
Translation adjustments	-	-	-	(30)	-	(30)
Net income	-	-	-	-	3,006	3,006
Total comprehensive income						3,024
Balance at December 31, 2006	28,626,328	29	128,735	(96)	(7,732)	120,936

Share-based compensation expense	-	-	4,441	-	-	4,441
Issuance of stock pursuant
to exercise of stock options	211,417	-	1,301	-	-	1,301
Tax benefit related to exercise of stock options	-	-	26	-	-	26
Comprehensive income:
Change in unrealized loss on investments	-	-	-	56	-	56
Translation adjustments	-	-	-	(42)	-	(42)
Net income	-	-	-	-	1,174	1,174
Total comprehensive income						1,188
Balance at December 31, 2007	28,837,745	$29	$134,503	$(82)	$(6,558)	$127,892

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$1,174	$3,006	$(1,748)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	2,029	1,979	2,065
Share-based compensation expense	4,441	4,903	-
Amortization of deferred stock compensation	-	-	168
Amortization and write-down of purchased intangible assets	1,279	1,873	2,262
Deferred margins	-	(1,963)	653
Provision for inventories	763	809	379
Changes in pre-acquisition deferred tax balances	435	842	207
Other non-cash items	(217)	(84)	215
Changes in operating assets and liabilities:
Accounts receivable	(2,031)	(2,251)	(1,123)
Inventories	110	(4,776)	(548)
Other current assets	(3,188)	1,242	216
Other assets	86	(1,250)	(333)
Accounts payable	1,452	(1,535)	903
Accrued compensation and benefits	(180)	663	(59)
Accrued commissions	(448)	802	(2)
Other accrued expenses	72	(1,377)	611
Net cash provided by operating activities	5,777	2,883	3,866

Cash flows provided by (used in) investing activities:
Purchase of investments	(34,677)	(13,703)	(6,027)
Sales and maturities of investments	17,100	18,428	12,725
Purchase of property and equipment	(3,088)	(1,188)	(740)
Net cash provided by (used in) investing activities	(20,665)	3,537	5,958

Cash flows provided by financing activities:
Proceeds from exercise of common stock options	1,301	5,389	1,641
Proceeds from exercise of warrants	-	-	26
Net cash provided by financing activities	1,301	5,389	1,667
Effect of exchange rate fluctuations on cash and cash equivalents	(42)	(33)	(19)
Increase (decrease) in cash and cash equivalents	(13,629)	11,776	11,472
Cash and cash equivalents at beginning of year	32,804	21,028	9,556
Cash and cash equivalents at end of year	$19,175	$32,804	$21,028

Supplemental disclosure of cash flow information:
Cash from income tax refunds	$41	$9	$79
Cash paid for income taxes	$165	$135	$14

Non-cash investing and financing activities
Common stock issued for the acquisition of NetChip Technology, Inc	$-	$-	$5,120

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries in China, Japan, Korea, Taiwan and the United Kingdom. All intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments

The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". At December 31, 2007, the Company’s securities consisted of debt securities.  Under SFAS 115, management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2007 and 2006, all debt securities were designated as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in a separate component of stockholders' equity. The fair value of securities is based on quoted market prices. The amortized cost of debt securities in this category is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization, as well as any interest earned on the securities, is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market.  Inventories were as follows (in thousands):
	December 31,
	2007	2006
Work-in-process	$2,000	$1,226
Finished goods	5,422	7,069
Total	$7,422	$8,295

The Company evaluates the need for potential provision for inventory by considering a combination of factors. Based on the life of the product, sales history, obsolescence and sales forecast, the Company may record provisions for inventory of up to 100%.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the value of net assets of businesses acquired pursuant to SFAS No. 141, "Business Combinations" and is carried at cost unless write-downs for impairment are required. The Company evaluates the carrying value of goodwill on an annual basis during the fourth quarter and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable. Such indicators would include a significant reduction in the Company's market capitalization, a decrease in operating results or a deterioration in the Company's financial position. To date, no such impairment has been recorded. The Company operates under a single reporting unit and accordingly, all of its goodwill is associated with the entire company.

The purchased intangible assets including customer base and developed/core technology are being amortized over the assets’ useful lives, which ranges from three to six years, utilizing the straight-line method which approximates the estimated future cash flows from the intangible. Also, see Note 6 to the Consolidated Financial Statements. The Company evaluates other intangible assets for impairment whenever events and circumstances indicate that such assets might be impaired.

Changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows (in thousands):

Balance as of December 31, 2005	$35,818
Changes in pre-acquisition deferred tax balances	(842)
Balance as of December 31, 2006	34,976
Changes in pre-acquisition deferred tax balances	(435)
Balance as of December 31, 2007	$34,541

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

Property and equipment are as follows (in thousands):

	December 31,
	2007	2006
Land	$8,550	$8,550
Building	19,333	19,333
Equipment and furniture	13,995	11,447
Purchased software	4,128	4,090
	46,006	43,420
Accumulated depreciation and amortization	(16,208)	(14,676)
Net property and equipment	$29,798	$28,744

Depreciation and amortization expense pertaining to property and equipment was approximately $2.0 million, $2.0 million and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Foreign Currency Translation

The functional currency of each of the Company’s international subsidiaries in China, Japan, Korea, Taiwan and the United Kingdom is the local currency of the resident countries.  Assets and liabilities of the Company’s foreign subsidiaries are translated into the Company’s reporting currency at month-end exchange rates.  Revenues and expenses of the Company’s foreign subsidiaries are translated into the Company’s reporting currency at weighted-average exchange rates.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

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

In the first quarter ended March 31, 2006, the Company completed an evaluation of its revenue recognition methodology and concluded that it was more appropriate to recognize revenues on sales to distributors at the time of shipment to a distributor (also referred to as the sell-in basis of recognizing revenue). Prior to the first quarter of 2006, the Company recognized revenue on sales to distributors when the distributor resold the product to its end customer (also referred to as the sell-through basis of recognizing revenue). SFAS No. 48, “Revenue Recognition When Rights of Return Exists”, sets forth conditions that must be met to recognize revenue at the time of shipment. Among those conditions is that a company that provides a right of return or pricing concession to a buyer be able to reasonably estimate the amount of future returns or pricing concessions. In the past, the Company had concluded that it did not meet this condition and therefore used the sell-through basis of revenue recognition. In the first quarter of 2006, the Company concluded that it is able to reasonably estimate returns and pricing concessions, and therefore had implemented the sell-in method of accounting for sales to distributors. The Company recognized an additional $2.8 million in revenues during the first quarter of 2006 due to this change resulting in an increase to diluted earnings per share of $0.06.

The Company offers pricing protection to a single distributor whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. In general, the Company analyzes current requests for credit in process, also known as ship and debits, inventory at the distributor and credit expectations to determine the ending sales reserve required for this program.  Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable. We have arrangements with a small number of customers offering a rebate program on various products. The Company records rebates under the guidelines of EITF 01-9, “Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor’s Product)”. In addition, the Company offers stock rotation rights to several distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. In general, the Company analyzes current stock rotation requests and past experience to determine the ending sales reserve required for this program.

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

Software Development Costs

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," the Company is required to capitalize eligible computer software costs upon achievement of technological feasibility subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. The period between the achievement of technological feasibility and release of the Company's software products has been of short duration. Through December 31, 2007 such costs were insignificant. Accordingly, the Company has charged all such costs to research and development expenses in the accompanying consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect various accounts, including but not limited to goodwill, income taxes, inventories, revenue recognition, allowance for doubtful accounts, share-based compensation and warranty reserves as reported in the financial statements and accompanying notes.  Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Comprehensive Loss

The components of accumulated other comprehensive loss, reflected in the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), consisted of the following:

	Years Ended December 31,
	2007	2006	2005
Unrealized gain (loss) on investments, net	$62	$6	$(42)
Cumulative translation adjustments	(144)	(102)	(72)
Accumulated other comprehensive loss	$(82)	$(96)	$(114)

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The FASB has issued a proposed interpretation that would defer the implementation of SFAS No. 157 for non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The remaining provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS 157 will have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 159 will have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations – Revised 2007”, which replaces FASB Statement No. 141, “Business Combinations”. SFAS 141(R) establishes principles and requirements intending to improve the relevance, representational faithfulness and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of SFAS 141(R) will have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of SFAS 160 will have a material impact on its financial position and results of operations.

2. Share-Based Compensation

Stock Option Plans

In January 1998, the Company’s stockholders approved the 1998 Stock Incentive Plan (“1998 Plan”).  Under the 1998 Plan, options generally vest over four years and have a maximum term of 10 years.  The Board of Directors establishes the exercise price as the closing price quoted on NASDAQ on the date of grant.  In addition to stock options, the 1998 Plan allows for the grant of restricted stock, stock appreciation rights, performance shares, performance units, dividends and dividend equivalents.  This plan expired in January 2008.

In January 1999, the Company’s stockholders approved the 1999 Stock Incentive Plan (“1999 Plan”).  The 1999 Plan has substantially the same terms as the 1998 Plan.

Share-Based Compensation Expense

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” using the modified-prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options. Share-based compensation expense for stock options granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For awards granted prior to, but not vested, as of January 1, 2006, share-based compensation expense was based on the grant-date fair value, previously estimated, using the Black-Scholes valuation model, in accordance with the original provisions of SFAS 123. The Company recognizes the share-based compensation expense on a straight-line basis over the requisite service period of the award, which generally equals the vesting period of each grant.

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

	Years Ended December 31,
	2007	2006
Volatility	0.59	0.67
Expected life of options (in years)	4.35	4.39
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.31%	4.72%

Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Term. The Company’s expected term represents the weighted-average period that the Company’s stock options are expected to be outstanding. The expected term is based on the observed and expected time to post-vesting exercise of options by employees. The Company uses historical exercise patterns of previously granted options in relation to stock price movements to derive an employee behavioral pattern used to forecast expected exercise patterns.

Expected Volatility. The Company calculates its expected volatility assumption required in the Black-Scholes model by blending the historical volatility with the market-based implied volatility.  The Company uses a 50/50 blend of historical volatility and market-based volatility.

These factors could change in the future, which would affect the share-based compensation expense in future periods.

As share-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate of 27% and 30% for the years ended December 31, 2007 and 2006, respectively, was based on historical experience.

The following table shows total share-based compensation expense recorded for the years ended December 31, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2007	2006
Cost of revenues	$54	$51
Research and development	1,712	2,004
Selling, general and administrative	2,675	2,848
Total share-based compensation expense	$4,441	$4,903

A summary of option activity under the Company’s stock equity plans during the three years ended December 31, 2007, 2006 and 2005 are as follows:

				Weighted Average
				Remaining	Aggregate
	Options Available	Number of	Weighted Average	Contractual Term	Intrinsic
Options	for Grant	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2004	1,564,131	4,366,035	$10.66
Granted	(979,300)	979,300	8.96
Exercised	-	(402,742)	4.08
Cancelled	448,074	(459,542)	13.75

Outstanding at December 31, 2005	1,032,905	4,483,051	10.57	5.95	$5,747,342
Authorized	800,000	-	-
Granted	(880,250)	880,250	12.29
Exercised	-	(959,460)	5.62
Cancelled	687,355	(690,364)	14.77

Outstanding at December 31, 2006	1,640,010	3,713,477	11.47	5.39	$11,718,444
Granted	(790,650)	790,650	10.30
Exercised	-	(211,417)	6.16
Cancelled	293,237	(293,237)	13.44

Outstanding at December 31, 2007	1,142,597	3,999,473	11.38	4.79	$2,663,803

Exercisable at December 31, 2007		2,570,695	$11.84	4.28	$2,486,571

The Black-Scholes weighted average fair values of options granted during the years ended December 31, 2007, 2006 and 2005 were $5.34, $6.98 and $7.14, respectively.

        The following table summarizes ranges of outstanding and exercisable options as of December 31, 2007:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining	Weighted		Weighted
Range of		Contractual Term	Average		Average
Exercise Price	Number	(in years)	Exercise Price	Number	Exercise Price
$0.88-$8.68	812,538	4.41	$6.28	709,569	$6.04
$8.70-$9.45	813,636	4.34	9.07	680,703	9.07
$9.55-$10.21	914,700	6.02	10.05	181,893	9.86
$10.29-$15.58	826,416	5.58	12.65	367,222	13.18
$15.70-$25.94	632,183	3.01	21.15	631,308	21.16
Total	3,999,473	4.79	$11.38	2,570,695	$11.84

The total intrinsic value of options exercised during the year ended December 31, 2007 was approximately $1.1 million. The fair value of options vested during the year ended December 31, 2007 was approximately $6.8 million. As of December 31, 2007, total unrecognized compensation costs related to nonvested stock options net of estimated forfeitures was $2.6 million which is expected to be recognized as expense over a weighted average period of approximately 1.17 years.

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

Year Ended December 31, 2005
Volatility	0.93
Expected life of options (in years)	4.68
Risk-free interest rate	4.00%

Pro forma results are as follows (in thousands except per share amounts):

Year Ended December 31, 2005
Net loss as reported	$(1,748)
Add: Share-based compensation included in reported net loss	168
Deduct: Share-based compensation cost under SFAS 123	(5,291)
Pro forma net loss	$(6,871)

Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro forma
net loss per common share - basic and diluted	27,198
Pro forma shares used in the calculation of pro forma
net income per common share - diluted	27,198
Pro forma net loss per common share - basic and diluted	$(0.25)
Reported net loss per common share - basic and diluted	$(0.06)

3. Net Income (Loss) Per Share

The Company uses the treasury stock method to calculate the weighted-average shares used in the diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share”.  The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2007	2006	2005
Net income (loss)	$1,174	$3,006	$(1,748)
Weighted average shares of common stock outstanding	28,724	28,177	27,198
Net income (loss) per share - basic	$0.04	$0.11	$(0.06)
Shares used in computing basic net income (loss) per share	28,724	28,177	27,198
Dilutive effect of stock options	432	748	-
Shares used in computing diluted net income (loss) per share	29,156	28,925	27,198
Net income (loss) per share - diluted	$0.04	$0.10	$(0.06)

Weighted average employee stock options to purchase approximately 2.3 and 1.5 million shares for the years ended December 31, 2007 and 2006, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options, including unamortized share-based compensation, was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

As the Company incurred a loss for the year ended December 31, 2005, the effect of dilutive securities, totaling 4.5 million, have been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive.  Dilutive securities are comprised of options to purchase common stock.

4.  Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

The Company invests its excess cash in high quality, short-term and long-term debt instruments. The following is a summary of the Company's investments by major security type at December 31, 2007 and December 31, 2006 (in thousands):

	Amortized	Unrealized	Estimated
	Cost	Gains (Losses), net	Fair Value
2007
Classified as Current Assets:
Cash	$2,733	$-	$2,733
Cash equivalents:
Money market mutual funds	73	-	73
Commercial paper	16,371	(2)	16,369
Total cash equivalents	16,444	(2)	16,442
Total cash and cash equivalents	19,177	(2)	19,175

Short term investments:
Commercial paper	5,082	1	5,083
Medium term notes	2,539	(6)	2,533
Corporate bonds	1,082	(1)	1,081
Government Agencies	8,426	19	8,445
Total short-term investments	17,129	13	17,142

Classified as Non-Current Assets:
Long term investments:
Corporate bonds	8,486	40	8,526
Government Agencies	1,709	11	1,720
Total long-term investments	10,195	51	10,246

Total cash, cash equivalents, short-term and long-term investments	$46,501	$62	$46,563

2006
Classified as Current Assets:
Cash	$3,025	$-	$3,025
Cash equivalents:
Money market mutual funds	16	-	16
Commercial paper	26,361	3	26,364
Government Agencies	3,400	(1)	3,399
Total cash equivalents	29,777	2	29,779
Total cash and cash equivalents	32,802	2	32,804

Short term investments:
Muni Auction Rate Receipt	1,700	-	1,700
Commercial paper	3,156	1	3,157
Corporate bonds	994	2	996
Total short-term investments	5,850	3	5,853

Classified as Non-Current Assets:
Long term investments:
Corporate bonds	2,684	-	2,684
Government Agencies	981	1	982
Total long-term investments	3,665	1	3,666

Total cash, cash equivalents, short-term and long-term investments	$42,317	$6	$42,323

At December 31, 2007, the contractual maturity of short term investments (including cash equivalents) was less than one year and the contractual maturity of long term investments was one to two years. The Company determined the $62,000 unrealized gain as of December 31, 2007 was due to increases in the fair values of the investments above their cost basis.  There were no impairments as of December 31, 2007.

5.  Concentrations of Credit, Customer and Supplier Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments and trade receivables. The Company generally invests its excess cash in money market funds, commercial paper of corporations with high credit ratings, municipal bonds and treasury bills. The Company’s cash, cash equivalents, short and long-term investments were approximately $46.6 million as of December 31, 2007 which exceeded the amount insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Company has not experienced any significant losses on its cash equivalents or short and long-term investments.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company's single largest receivable balance as of December 31, 2007 and 2006 was approximately 31% of net accounts receivable, generated by Excelpoint Systems and Metatech, respectively.

The Company analyzes the need for reserves for potential credit losses and records reserves when necessary. Through fiscal 2007, a relatively small number of direct customers and distributors accounted for a significant percentage of the Company's revenues.  For the year ended December 31, 2007, sales to Excelpoint Systems, Metatech and Answer Technology accounted for approximately 18%, 17% and 10%, respectively, of net revenues In 2006, sales to Metatech and Answer Technology accounted for approximately 31% and 10%, respectively of net revenues. In 2005, sales to Metatech accounted for approximately 23% of net revenues. No other distributor or direct customer represented greater than 10% of net revenues.

Currently, the Company relies on single source suppliers for the significant majority of its product inventory. As a result, should the Company's current suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results may be adversely impacted.

6.  Other Intangible Assets

Information regarding the Company's other identified intangible assets subject to amortization is as follows (in thousands):

		2007
	Estimated	Gross Carrying	Accumulated	Net
	Useful Life	Amounts	Amortization	Value
Patents	4 years	$2,132	$(2,132)	$-
Developed Core Technology	6 years	5,422	(3,845)	1,577
Customer Base	3 years	3,246	(3,246)	-
Total		$10,800	$(9,223)	$1,577

		2006
	Estimated	Gross Carrying	Accumulated	Net
	Useful Life	Amounts	Amortization	Value
Patents	4 years	$2,132	$(2,132)	$-
Developed Core Technology	6 years	5,422	(2,880)	2,542
Customer Base	3 years	3,246	(2,932)	314
Total		$10,800	$(7,944)	$2,856

Identified intangible asset amortization expense was approximately $1.3 million, $1.9 million and $2.3 million, for the years ended December 31, 2007, 2006 and 2005 respectively.

Estimated amortization expense for fiscal years ending December 31 is as follows (in thousands):

2008	$742
2009	599
2010	236
Total	$1,577

An indefinite lived intangible (Tradename) acquired in connection with the Sebring acquisition was written off in 2005 as it was deemed to have no value. The total write-down, included in the amortization and write-down of purchased intangible assets on the consolidated statement of operations, was $0.2 million.

7.  Stock Repurchase

In September 2002, the Company’s Board of Directors approved a repurchase of up to 2,000,000 shares of common stock.  The Company, at the discretion of management, can repurchase the shares from time to time in the open market or in privately negotiated transactions. Approximately 774,000 shares were repurchased for approximately $1.9 million in cash in 2003.  No shares were repurchased through December 31, 2007. As of March 5, 2008, the Company repurchased 80,000 shares for approximately $516,000 and anticipate additional shares will be repurchased throughout 2008.

8.  Retirement Savings Plan

The Company sponsors the PLX Technology, Inc. 401(k) Plan (the “Plan”).  The Plan allows all full-time employees to contribute up to 100% of their annual compensation.  However, employee contributions are limited to a maximum annual amount as set up by the Internal Revenue Service. Beginning in 1996, the Company made a matching contribution calculated at 50 cents on each dollar of the first 6% of the participant’s compensation. The Company's expenses relating to the plan were approximately $0.5 million, $0.4 million and $0.3 million for 2007, 2006 and 2005, respectively.

9. Income Taxes

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Federal:
Current	$187	$(419)	$26
Deferred	414	712	188
	601	293	214

State:
Current	(101)	39	9
Deferred	33	144	19
	(68)	183	28

Foreign:
Current	44	36	23
	44	36	23

Total	$577	$512	$265

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal income tax rate as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Tax expense (benefit) at the U.S. statutory rate	$613	$1,232	$(504)
State taxes (net of federal benefit)	47	183	329
True ups	1,137	(891)	30
Release of income tax reserves	(115)	(569)	-
Research and development credit	(112)	(1,461)	(1,291)
Change in valuation allowance	(1,006)	1,945	1,740
Other individually immaterial items	13	73	(39)
	$577	$512	$265

During the year ended December 31, 2007, the Company’s deferred tax asset valuation allowance decreased by $2.2 million and for the same periods in 2006 and 2005, the Company’s deferred tax asset valuation allowance increased by $1.9 million and $3.5 million, respectively.  The decrease from December 31, 2006 to December 31, 2007 primarily relates to the decrease in net operating loss carry forwards due to utilization. The increase from December 31, 2005 to December 31, 2006 relates to increases in federal and state research and development credits that have not been realized along with a decrease in the deferred liability related to acquired intangibles.

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	Yeards Ended December 31,
	2007	2006
Deferred tax assets:
Accrued expenses and reserves	$1,558	$1,255
Net operating loss carryforwards	3,036	7,239
Research and development credits	8,939	9,344
Share-based compensation	1,548	204
Other	226	228
Gross deferred tax assets:	15,307	18,270
Valuation Allowance	(13,752)	(15,987)
	1,555	2,283

Deferred tax liabilities:
Acquisition related intangibles	(869)	(1,452)
Depreciation	(686)	(831)
	(1,555)	(2,283)
Total net deferred tax assets	$-	$-

At December 31, 2007, the Company had federal and state net operating loss carryforwards of $8.6 million and $0.6 million, respectively. These carryforwards will expire at various dates beginning in 2008 through 2025, if not utilized. In addition, as of December 31, 2007, the Company had federal and state tax credit carryforwards of approximately $5.5 million and $7.6 million, respectively.  The federal research and development credits will expire beginning in 2012 and the state credits will carryforward indefinitely.  Approximately $3.7 million of the federal and $0.6 million of the state net operating loss carryforward relate to excess tax deductions from stock options which have not yet been realized.  SFAS 123R prohibits recognition of a deferred income tax asset for excess tax benefits due to stock option exercises that have not yet been realized through a reduction in income tax payable.

Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.   Utilization of $4.9 million of federal net operating loss is subject to an annual limitation under the Internal Revenue Code of 1986, as amended, and similar state provisions.  Utilization of $1.1 million of federal research and development credits and $0.9 million of state research and development credits are subject to an annual limitation under the Internal Revenue Code of 1986, as amended, and similar state provisions.  The annual limitation may result in the expiration of the federal and state research and development credits before utilization.

Due to operating losses incurred, the Company created a full valuation allowance as of December 2002 for deferred tax assets.  As of December 2007, a valuation allowance continues to be recorded for the net deferred tax asset based on management’s assessment that the realization of deferred tax assets is uncertain due to the history of losses, the variability of operating results and the inability to conclude that it is more likely than not that sufficient taxable income would be generated in future periods to realize those deferred tax assets. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance. Approximately $3.4 million of the valuation allowance relates to acquired tax benefits, which will result in an adjustment to goodwill, net of the related deferred liability on acquired intangibles when such benefits are realized.  During 2007, $0.4 million was released from the deferred tax valuation allowance and credited to goodwill.

On January 1, 2007, the Company adopted the provision of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” FIN 48 – an interpretation of FASB No. 109. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is a follows (in thousands):

Year Ended December 31, 2007

Unrecognized tax benefits balance at January 1, 2007	$1,916
Gross decrease for tax positions for prior year	(225)
Gross increase for tax positions for current year	319
Reduction for Lapse of California statute of limitations	(115)
Unrecognized tax benefits balance at December 31, 2007	$1,895

Future changes in the remaining balance of unrecognized tax benefits will have no impact on the effective tax rate as it is subject to a full valuation allowance.

The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the US and various state and foreign jurisdictions. The tax years 1997-2007 remain open to examination by the federal and state tax authorities due to certain acquired net operation loss and overall credit carryforward positions.

The Company has made no provision for U.S. income taxes on approximately $0.4 million of cumulative undistributed earnings of certain foreign subsidiaries because it is the Company’s intention to permanently reinvest such earnings.  If such earnings were distributed, the Company would accrue additional taxes of approximately $0.2 million.  Pre-tax income from foreign operations was $86,000, $77,000 and $55,000 in 2007, 2006 and 2005, respectively.

10.  Commitments and Contingencies

In 2006, the Company entered into two software license agreements and one intellectual property license agreement with unrelated parties totaling $7.4 million.  As of December 31, 2007, the Company is required to make payments in accordance with the agreements of approximately $2.6 million for the year ended December 31, 2008.

The Company uses several contract manufacturers and suppliers to provide manufacturing services for its products. As of December 31, 2007, the Company has purchase commitments for inventory with these contract manufacturers and suppliers of approximately $3.3 million. These inventory purchase commitments are placed on a sales order basis with lead times ranging from 4 to 16 weeks to meet estimated customer demand requirements.

The Company leases facilities and equipment under non-cancelable operating lease agreements. Future minimum payments under facility and equipment leases at December 31, 2007 are as follows (in thousands):

2008	$112
2009	33
2010	4
Total	$149

Rental expense for all facility leases aggregated approximately $0.1 million for the year ended December 31, 2007.  Rental expense aggregated approximately $0.1 million for the year ended December 31, 2006 and $0.2 million for the year ended December 31, 2005.

Warranty and Indemnification Provisions

Changes in sales warranty reserve are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Balance, beginning of period	$98	$92	$60
Warranty costs incurred	(236)	(232)	(148)
Additions related to current period sales	204	238	180
Balance, end of period	$66	$98	$92

Warranty costs, which relate to product quality issues, remained consistent and insignificant during the periods presented.

The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that a PLX product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at December 31, 2007 or 2006.

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Revenues:
United States	$21,251	$20,656	$15,256
Singapore	15,047	12,814	8,254
China	12,130	8,111	6,949
Other Asia Pacific	11,604	11,712	8,716
Taiwan	10,002	14,271	4,760
Europe	8,962	10,074	8,244
The Americas - excluding United States	2,738	3,787	2,436
Total	$81,734	$81,425	$54,615

Revenues by product type were as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Revenues:
Legacy Products	$53,285	$63,373	$50,878
PCI Express	28,449	18,052	3,737
Total	$81,734	$81,425	$54,615

There were no direct end customers that accounted for more than 10% of net revenues.  Sales to the following distributors accounted for 10% or more of net revenues:

	Years Ended December 31,
	2007	2006	2005
Excelpoint Systems	18%	-	-
Metatech	17%	31%	23%
Answer Technology	10%	10%	-

12.  Quarterly Financial Data (unaudited)

 (In thousands, except per share amounts)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Net revenues	$18,640	$19,764	$21,216	$22,114
Gross profit	$11,377	$11,646	$13,108	$13,394
Net income (loss)	$(272)	$(82)	$997	$531
Net income (loss) per basic share	$(0.01)	$(0.00)	$0.03	$0.02
Net income (loss) per diluted share	$(0.01)	$(0.00)	$0.03	$0.02

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Net revenues	$20,005	$19,411	$21,046	$20,963
Gross profit	$12,508	$11,186	$12,210	$11,726
Net income	$1,541	$281	$1,022	$162
Net income per basic share (1)	$0.06	$0.01	$0.04	$0.01
Net income per diluted share (1)	$0.05	$0.01	$0.04	$0.01

(1)	The sum of per share amounts for the quarters does not necessarily equal that for the year due to rounding as the computations were made independently.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

		Additions		Deductions
	Balance at	Charged to	Charged to	Amount	Balance at
	Beginning of	Costs and	Other	Recovered	End of
Description	Period	Expenses	Accounts	(Written off)	Period
Year ended December 31, 2007:
Allowance for doubtful accounts	$94	$3	$-	$(15)	$82
Provision for excess and obsolete inventories	$936	$763	$-	$(420)	$1,279
Allowance for returns and price concessions	$75	$-	$358	$(284)	$149
Allowance for ship and debits	$143	$-	$2,101	$(1,959)	$285
Year ended December 31, 2006:
Allowance for doubtful accounts	$131	$(28)	$-	$(9)	$94
Provision for excess and obsolete inventories	$389	$809	$-	$(262)	$936
Allowance for returns and price concessions	$80	$-	$79	$(84)	$75
Allowance for ship and debits	$-	$-	$1,008	$(865)	$143
Year ended December 31, 2005:
Allowance for doubtful accounts	$127	$14	$-	$(10)	$131
Provision for excess and obsolete inventories	$534	$379	$-	$(524)	$389
Allowance for returns and price concessions	$-	$-	$267	$(187)	$80

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 06, 2008	PLX Technology, Inc. by: /s/ Michael J. Salameh Name: Michael J. Salameh Title: Chief Executive Officer

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

Name and Signature	Title(s)	Date

/s/ Michael J. Salameh	Chief Executive Officer and Director	March 6, 2007
Michael J. Salameh	(Principal Executive Officer)

Chief Financial Officer, Vice President,
/s/ Arthur O. Whipple	Finance and Secretary	March 6, 2007
Arthur O. Whipple	(Principal Finanacial and Accounting Officer)

/s/ D. James Guzy	Director and Chairman of the Board of	March 6, 2007
D. James Guzy	Directors

/s/ Robert H. Smith	Director	March 6, 2007
Robert H. Smith

/s/ John H. Hart	Director	March 6, 2007
John H. Hart

/s/ Thomas J. Riordan	Director	March 6, 2007
Thomas Riordan

/s/ Patrick Verderico	Director	March 6, 2007
Patrick Verderico

EXHIBIT INDEX

Exhibit
Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	Registrant's Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company's Form 8-K, filed on November 26,2007 and incorporated herein by reference.
3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

4.1	Reference is made to Exhibits 3.1 and 3.3.
10.1 (1)*	Form of Indemnification Agreement between PLX and each of its Officers and Directors.
10.2 (1)*	1998 Stock Incentive Plan.
10.3 (1) (2)*	1999 Stock Incentive Plan, As Amended.
10.4 (1)	Lease Agreement dated October 17, 1997 between The Arrillaga Foundation and The Perry Foundation as Landlords and PLX as Tenant, as amended.
10.10 (4)*	HiNT Corporation 2000 Stock Plan.
10.11 (3)*	Sebring Systems, Inc. 1997 Stock Option/Stock/Issuance Plan.
10.12 (5)*	NetChip Technology, Inc. 1996 Flexible Stock Incentive Plan.
10.15*	PLX Technology, Inc. 2006 Bonus and Deferred Compensation Plan, filed as Exhibit 10.15 to the Company’s Form 10-K, filed on March 3, 2006, and incorporated herein by reference.
10.16*	PLX Technology, Inc. 2007 Variable Compensation Plan, filed as Exhibit 10.16 to the Company's Form 10-K, filed on February 27, 2007 and incorporated herein by reference.
10.17*	PLX Technology, Inc. 2008 Variable Compensation Plan.
10.18*	Amended and Restated PLX Technology, Inc. 1999 Stock Incentive Plan, titled as Appendix A to the Company's Proxy Statement on Schedule 14A, dated April 18, 2006, and incorporated herein by reference.
10.19*
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