Form 10-Q
period 2008-03-31
PLX TECHNOLOGY INC
filed 2008-05-07
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer [ ]        Accelerated filer [X]        Non-accelerated filer [ ]        Small Reporting Company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]    No [X]

As of April 30, 2008 there were 28,146,366 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2008

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2008	2007 (1)
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$14,161	$19,175
Short-term marketable securities	24,758	17,142
Accounts receivable, net	10,784	10,534
Inventories	7,536	7,422
Other current assets	3,844	3,788
Total current assets	61,083	58,061
Property and equipment, net	30,149	29,798
Goodwill	34,692	34,541
Other purchased intangible assets	1,336	1,577
Long-term marketable securities	4,987	10,246
Other assets	1,861	1,577
Total assets	$134,108	$135,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,631	$4,447
Accrued compensation and benefits	2,146	2,237
Accrued commissions	506	652
Other accrued expenses	941	572
Total current liabilities	8,224	7,908

Commitment and contingencies

Stockholders' Equity:
Common stock, par value	28	29
Additional paid-in capital	131,493	134,503
Accumulated other comprehensive loss	(141)	(82)
Accumulated deficit	(5,496)	(6,558)
Total stockholders' equity	125,884	127,892
Total liabilities and stockholders' equity	$134,108	$135,800

(1) Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
Net revenues	$22,755	$18,640
Cost of revenues	8,912	7,263
Gross margin	13,843	11,377

Operating expenses:
Research and development	6,498	5,742
Selling, general and administrative	6,453	6,170
Amortization of purchased intangible assets	241	440
Total operating expenses	13,192	12,352

Income (loss) from operations	651	(975)
Interest income and other, net	488	574

Income (loss) before provision (benefit) for income taxes	1,139	(401)
Provision (benefit) for income taxes	77	(129)

Net income (loss)	$1,062	$(272)

Basic net income (loss) per share	$0.04	$(0.01)
Shares used to compute basic per share amounts	28,707	28,645

Diluted net income (loss) per share	$0.04	$(0.01)
Shares used to compute diluted per share amounts	28,867	28,645

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,062	$(272)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	573	484
Share-based compensation expense	885	1,152
Amortization of purchased intangible assets	241	440
Write-downs of inventories	45	437
Changes in pre-acquisition deferred tax balances	(151)	-
Other non-cash items	(55)	(56)
Changes in operating assets and liabilities:
Accounts receivable	(250)	(418)
Inventories	(159)	586
Other current assets	(56)	(1,402)
Other assets	(283)	1,178
Accounts payable	184	1,732
Accrued compensation and benefits	(237)	(1,189)
Other accrued expenses	369	35
Net cash provided by operating activities	2,168	2,707

Cash flows used in investing activities:
Purchases of marketable securities	(11,842)	(6,138)
Sales and maturities of marketable securities	9,500	3,200
Purchase of property and equipment	(924)	(143)
Repurchase of common stock	(3,907)	-
Net cash used in investing activities	(7,173)	(3,081)

Cash flows provided by financing activities:
Proceeds from exercise of common stock options	10	138
Net cash provided by financing activities	10	138

Effect of exchange rate fluctuations on cash and cash equivalents	(19)	(14)

Net decrease in cash and cash equivalents	(5,014)	(250)
Cash and cash equivalents at beginning of period	19,175	32,804
Cash and cash equivalents at end of period	$14,161	$32,554

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, “PLX” or the “Company”) as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

The unaudited condensed consolidated financial statements include all of the accounts of the Company and those of its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Comprehensive Net Income (Loss)

The Company’s comprehensive net income (loss) for the three month period ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net income (loss)	$1,062	$(272)
Unrealized gain (loss) on marketable securities, net	(40)	2
Cumulative translation adjustments	(19)	(14)
Comprehensive net income (loss)	$1,003	$(284)

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance, where applicable, has occurred, the fee is fixed or determinable, and collection is reasonably assured.

The Company recognizes revenue in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists. Revenue from product sales to direct customers and distributors is recognized upon shipment and transfer of risk of loss, if the Company believes collection is reasonably assured and all other revenue recognition criteria are met. The Company assesses the probability of collection based on a number of factors, including past transaction history and the customer’s creditworthiness.  At the end of each reporting period, the sufficiency of allowances for doubtful accounts is assessed based on the age of the receivable and the individual customer’s creditworthiness.

The Company offers pricing protection to a single distributor whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. In general, the Company analyzes current requests for credit in process, also known as ship and debits, inventory at the distributor and credit expectations to determine the ending sales reserve required for this program.  The Company also offers stock rotation rights to several distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. In general, the Company analyzes current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required for this program.  Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.  In addition, the Company has arrangements with a small number of customers offering a rebate program on various products. The Company records rebates as a reduction of revenue under the guidelines of Emerging Issues Task Force (“EITF’) 01-9, Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor’s Product).

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measures.  In February 2008, the FASB Staff Position No. 157-2 was issued which delayed the effective date of SFAS 157 to fiscal years ending after November 15, 2008 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 did not have an effect on the Company’s financial position or results of operations as the Company did not elect this fair value option.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations – Revised 2007, which replaces FASB Statement No. 141, Business Combinations. SFAS 141(R) establishes principles and requirements intending to improve the relevance, representational faithfulness and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of SFAS 141(R) will have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of SFAS 160 will have a material impact on its financial position or results of operations.

2.  Share-Based Compensation

Stock Option Plans

In January 1998, the Company’s stockholders approved the 1998 Stock Incentive Plan (“1998 Plan”).  Under the 1998 Plan, options generally vest over four years and have a maximum term of 10 years.  The Board of Directors establishes the exercise price as the closing price quoted on NASDAQ on the date of grant.  In addition to stock options, the 1998 Plan allows for the grant of restricted stock, stock appreciation rights, performance shares, performance units, dividends and dividend equivalents.  The 1998 plan expired in January 2008, and thus no further grants made be made under this plan.

In January 1999, the Company’s stockholders approved the 1999 Stock Incentive Plan (“1999 Plan”).  The 1999 Plan has substantially the same terms as the 1998 Plan.

Share-Based Compensation Expense

The fair value of share-based awards to employees is calculated using the Black-Scholes option pricing model, which requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

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

	Three Months Ended
	March 31,
	2008	2007
Risk-free interest rate	2.40%	4.46%
Expected volatility	0.50	0.62
Expected life (years)	4.47	4.35

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

As share-based compensation expense recognized in the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate at March 31, 2008 of 26% was based on historical experience.

The following table shows total share-based compensation expense for the three months ended March 31, 2008 and 2007, included in the respective line items of the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Cost of revenues	$18	$18
Research and development	403	532
Selling, general and administrative	464	602
Total share-based compensation expense	$885	$1,152

A summary of option activity under the Company’s stock equity plans during the three months ended March 31, 2008 is as follows:

				Weighted Average
				Remaining	Aggregate
	Options Available	Number of	Weighted Average	Contratual Term	Intrinsic
Options	for Grant	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2007	1,142,597	3,999,473	$11.38	4.79	$2,663,803
Granted	(680,500)	680,500	7.04
Exercised	-	(2,000)	5.00
Cancelled	6,770	(6,770)	9.94

Outstanding at March 31, 2008	468,867	4,671,203	$10.75	4.87	$928,805

Exercisable at March 31, 2008		2,823,299	$11.71	4.17	$928,805

The Black-Scholes weighted average fair values of options granted during the three months ended March 31, 2008 and 2007 were $3.02 and $5.34, respectively.

The following table summarizes ranges of outstanding and exercisable options as of March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contratual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$0.88-$7.03	990,954	6.01	$5.98	314,454	$3.72
$7.22-$9.00	977,830	3.48	8.41	826,014	8.42
$9.12-$10.21	1,245,486	5.83	9.84	646,838	9.65
$10.29-$16.65	1,070,750	5.00	13.56	649,810	14.48
$19.38-$25.94	386,183	2.04	24.03	386,183	24.03
Total	4,671,203	4.87	$10.75	2,823,299	$11.71

The total intrinsic value of options exercised during the three months ended March 31, 2008 was approximately $5,000. For the same period in 2007 the total intrinsic value of option exercised was $0.2 million. The fair value of options vested during the three months ended March 31, 2008 was approximately $3.0 million. As of March 31, 2008, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $3.4 million which is expected to be recognized as expense over a weighted average period of approximately 1.48 years.

3.  Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	March 31,	December 31,
	2008	2007
Work-in-process	$2,696	$2,000
Finished goods	4,840	5,422
Total	$7,536	$7,422

The Company evaluates the need for potential inventory provisions by considering a combination of factors. Based on the life of the product, sales history, obsolescence and sales forecast, the Company may record provisions for inventory ranging from 0% to 100%.

4.  Net Income Per Share

The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007

Net income (loss)	$1,062	$(272)
Weighted average shares of common stock outstanding	28,707	28,645
Net income (loss) per share - basic	$0.04	$(0.01)
Shares used in computing basic net income per share	28,707	28,645
Dilutive effect of stock options	160	-
Shares used in computing diluted net income per share	28,867	28,645
Net income (loss) per share - diluted	$0.04	$(0.01)

Weighted average employee stock options to purchase approximately 4.1 million for the three month period ended March 31, 2008 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the Company’s common stock and, therefore, the effect would have been anti-dilutive.

The Company incurred a net loss for the three month period ended March 31, 2007. Therefore, the effect of diluted securities of approximately 4.2 million equivalent shares was excluded from the computation of diluted loss per share as its impact would be anti-dilutive.

5.  Financial Instruments

Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements”, effective January 1, 2008 for financial assets and liabilities measured on a recurring basis.  SFAS 157 applies to all financial assets and financial liabilities that are being measured on a recurring basis.  SFAS 157 established a framework for measuring fair value and expands related disclosures.  The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the level 1 category is based on quoted prices that are readily and regularly available in an active market.  The Level 1 category includes money market funds of $9.6 million, which are included in cash and cash equivalents in the condensed consolidated balance sheet.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. The Level 2 category includes short-term investments of $29.7 million, which are comprised of corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. The Company has no Level 3 financial assets measured at fair value on the condensed consolidated balance sheets as of March 31, 2008.

Investments

The Company accounts for its investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  As of March 31, 2008, the Company’s securities consisted of debt securities and were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported in a separate component of stockholders’ equity.  The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity, both of which are included in interest income.  Realized gains and losses are recorded on the specific identification method.

The fair value of available-for-sale investments as of March 31, 2008 was as follows (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Commercial paper	$9,571	$-	$(3)	9,568
Medium term notes	1,546	-	-	1,546
Corporate bonds and notes	9,574	129	(207)	9,496
Government bonds and notes	18,621	104	-	18,725
Total bonds, notes and equity securities	$39,312	$233	$(210)	$39,335
Less amounts classified as cash equivalents				(9,590)
Total short and long-term available-for-sale investments				$29,745

Contractual maturity dates for investments:
Less than one year:				34,348
One to two years:				4,987
				$39,335

The fair value of available-for-sale investments as of December 31, 2007 was as follows (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Commercial paper	$21,453	$1	$(2)	21,452
Medium term notes	2,539	-	(6)	2,533
Corporate bonds and notes	9,568	63	(24)	9,607
Government Agencies	10,135	31	(1)	10,165
Total bonds, notes and equity securities	$43,695	$95	$(33)	$43,757
Less amounts classified as cash equivalents				(16,369)
Total short and long-term available-for-sale investments				$27,388

Contractual maturity dates for investments:
Less than one year:				33,511
One to two years:				10,246
				$43,757

We compare the carrying value of our available for sale investments with their quoted market prices at the end of each period.  If the quoted price of a marketable security has dropped significantly during a period or has been below our carrying value for an extended period of time, we review the investment to determine whether the decline is other than temporary.  If we determine that the decline is other than temporary, the investment is written down to its market value as measured at the end of the period.  Any resulting charge is included in our statement of operations in the related period.

6.  Stock Repurchase

In September 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock.  At the discretion of the management, the Company can repurchase the shares from time to time in the open market or in privately negotiated transactions.  Approximately 774,000 shares were repurchased for approximately $1.9 million in cash in 2002 and 2003. We did not repurchase any additional shares through December 31, 2007. In the three months ended March 31, 2008 the Company repurchased 627,000 shares for approximately $3.9 million.  From April 1, 2008 through April 30, 2008, the company repurchased an addition 71,000 shares for approximately $501,000 and anticipates that repurchases will continue throughout 2008.

7.  Segments of an Enterprise and Related Information

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Revenues:
United States	$5,201	$5,769
Singapore	4,246	2,720
China	3,774	3,002
Europe, Middle East and Africa	2,885	2,336
Other Asia Pacific	2,776	2,412
Taiwan	2,717	2,043
The Americas - excluding United States	1,156	358
Total	$22,755	$18,640

For the three months ended March 31, 2008, sales to Excelpoint Systems Pte Ltd, Answer Technology, Inc. and Avnet, Inc. accounted for 30%, 12% and 12%, respectively, of net revenues. As of March 31, 2008, the same distributors accounted for 32%, 11% and 10%, respectively, of the total accounts receivable balance. For the same period in 2007, Metatech and Avnet, Inc. accounted for 31% and 11%, respectively, of net revenues. As of March 31, 2007, the same distributors accounted for 31% and 15%, respectively, of the total accounts receivable balance. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

8.  Income Taxes

A provision for income tax of $77,000 has been recorded for the three month period ended March 31, 2008, compared to income tax benefit of $129,000 for the same period in 2007.  Income tax expense for the three months ended March 31, 2008 is a result of applying the estimated annual effective tax rate to cumulative income before taxes adjusted for certain discrete items which are fully recognized in the period they occur. For the same period in 2007, the income tax benefit was a result of applying the estimated annual effective tax rate to cumulative loss before taxes.

The Company has determined that negative evidence supports the need for a full valuation allowance against its net deferred tax assets at this time. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

The Company adopted FIN 48, regarding accounting for uncertain tax benefits, at the beginning of calendar year 2007. As of March 31, 2008, the Company had unrecognized tax benefits of approximately $1.9 million of which none, if recognized, would result in a reduction of the Company’s effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the quarter ended March 31, 2008. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. The Company does not believe the amount of its unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 1997-2007 remain open to examination by the federal and most state tax authorities due to certain acquired net operating loss and overall credit carryforward positions.

9. Subsequent Events

On April 4, 2008, the Company’s board of directors adopted the 2008 Equity Incentive Plan (“2008 Plan”), subject to shareholder approval.  The 2008 Plan is intended to serve as the successor equity plan to the Company’s 1999 Stock Incentive Plan.  If approved by the stockholder’s at the Company’s Annual Meeting, scheduled to be held on May 27, 2008, the 2008 Plan will become effective immediately upon approval.  The 2008 Plan has substantially the same terms as the 1998 Plan and 1999 Plan, as described in Note 2 in this Form 10-Q.  For details of the 2008 Plan, refer to the Company’s Proxy Statement filed with the Securities and Exchange Commission.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future.  Such forward-looking statements also include statements regarding our future gross margin, our future research and development expenses, our future selling, general and administrative expenses, our ability to meet our capital requirements for the next twelve months, our future capital requirements, current high turns fill requirements and our anticipation that sales to a small number of customers will account for a significant portion of our sales.  Actual results could differ materially from those projected in such forward-looking statements.  Factors that could cause actual results to differ include unexpected changes in the mix of our product sales, unexpected pricing pressures, unexpected capital requirements that may arise due to other possible acquisitions or other events, unanticipated changes in the businesses of our suppliers, and unanticipated cash shortfalls.  Actual results could also differ for the reasons noted under the sub-heading “Factors That May Affect Future Operating Results” in Item 1A, Risk Factors in Part II of this report on Form 10-Q and in other sections of this report on Form 10-Q.  All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

OVERVIEW

PLX Technology, Inc. ("PLX" or the "Company"), a Delaware corporation established in 1986, develops and supplies semiconductor devices that accelerate and manage the transfer of data in microprocessor-based systems including networking and telecommunications, enterprise storage, servers, personal computers (PCs), PC peripherals, consumer electronics, imaging and industrial products. We offer a complete solution consisting of three related types of products: semiconductor devices, software development kits and hardware design kits. Our semiconductor devices manage fast and reliable transfer of data in microprocessor based systems. Our software development kits and hardware design kits  have been designed with the goal of promoting sales of our semiconductor devices by lowering customers' development costs and by accelerating their ability to bring new products to market.

PLX products shipping today provide I/O connectivity solutions mainly for the PCI Express, PCI, PCI-X, and USB standards. As new I/O standards evolve, we expect to support them where appropriate.  More than 1,000 electronic equipment manufacturers use PLX semiconductor devices in a wide variety of applications.

Historically, PLX supplied bridges, controllers, and accelerators to the PCI, PCI-X and USB markets, which we refer to as our Legacy products.  Today, PLX’s main focus is supplying the needs of the growing demand for PCI Express Switches.  PCI Express is a serial point to point technology that requires switches to route the traffic similar to Ethernet.  PCI and PCI-X did not require these devices.  This has opened up a new market for suppliers like PLX.

We utilize a “fabless” semiconductor business model whereby we purchase wafers or packaged and tested semiconductor devices from independent manufacturing foundries.  The advantage of this approach, in our opinion, allows us to focus on defining, developing and marketing our products and eliminates the need for us to invest large amounts of capital in manufacturing facilities and work-in-process inventory.

We rely on a combination of direct sales personnel, distributors and manufacturers’ representatives throughout the world to sell a significant portion of our products.  We pay manufacturers’ representatives a commission on sales while we sell products to distributors at a discount from the selling price.

The time period between initial customer evaluation and design completion can range from six to twelve months or more.  Furthermore, there is typically an additional six to twelve month or greater period after design completion before a customer orders volume production of our products.  Due to the variability and length of these design cycles and variable demand from customers, we may experience significant fluctuations in new orders from month to month.  In addition, we typically make inventory purchases prior to receiving customer orders.  Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results for that quarter and potentially future quarters would be materially and adversely affected.

Our long-term success will depend on our ability to successfully introduce new products.  While new products typically generate little or no revenues during the first twelve months following their introduction, our revenues in subsequent periods depend upon these new products.  Due to the lengthy sales cycle and additional time before our customers request volume production, significant revenues from our new products typically occur twelve to twenty-four months after product introduction.  As a result, revenues from newly introduced products have, in the past, produced a small percentage of our total revenues in the year the product was introduced.  See –“Our Lengthy Sales Cycle Can Result in Uncertainty and Delays with Regard to Our Expected Revenues” in Item 1A, Risk Factors, in Part II of this report on Form 10-Q.

RESULTS OF OPERATIONS

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

	Three Months Ended
	March 31,
	2008	2007
Net revenues	100.0%	100.0%
Cost of revenues	39.2	39.0
Gross margin	60.8	61.0

Operating expenses:
Research and development	28.6	30.8
Selling, general and administrative	28.4	33.1
Amortization of purchased intangible assets	1.1	2.4
Total operating expenses	58.1	66.3

Income (loss) from operations	2.7	(5.3)
Interest income and other, net	2.1	3.1

Income (loss) before provision (benefit) for income taxes	4.8	(2.2)
Provision (benefit) for income taxes	0.3	(0.7)

Net income (loss)	4.5%	(1.5	) %

Net Revenues

The following table shows the revenue by product type as a percentage of net revenues:

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Legacy Products	53.6%	73.1%
PCI Express	46.4%	26.9%

Net revenues consist of product revenues generated principally by sales of our semiconductor devices.  Net revenues for the three months ended March 31, 2008 were $22.8 million, an increase of 22% from $18.6 million for the three months ended March 31, 2007. The increase was due primarily to increased sales of our PCI Express products due to an increase of customers in volume production, partially offset by the decreased sales of our Legacy products due to demand fluctuations.

For the three months ended March 31, 2008, sales to Excelpoint Systems Pte Ltd, Answer Technology, Inc. and Avnet, Inc. accounted for 30%, 12% and 12%, respectively, of net revenues. For the same period in 2007, Metatech and Avnet, Inc. accounted for 31% and 11%, respectively, of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

Customer demand for semiconductors can change quickly and unexpectedly.  Our revenue levels have been highly dependent on the amount of new orders that are received for products to be delivered to the customer within the same quarter, also called “turns fill” orders.  Because of the long cycle time to build our products and our lack of visibility into demand when turns fill orders are high, it is difficult to predict which products to build to match future demand.  We believe the current high turns fill requirements will continue indefinitely.  The sustainability of improved customer demand is uncertain and highly dependent on economic conditions.  The high turns fill orders requirement, together with the uncertainty of product mix and pricing, makes it difficult to predict future levels of sales and profitability and may require us to carry higher levels of inventory.

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

Gross margin for the three months ended March 31, 2008 was 60.8%, as compared to 61.0% for the same period in 2007.  In absolute dollars, gross margin increased by $2.4 million or 21.7% to $13.8 million for the three months ended March 31, 2008 from $11.4 million for the same period in 2007. The decrease as a percentage was due primarily to higher sales of PCI Express products, which have lower margins relative to our Legacy products. The increase in gross margin in absolute dollars is due primarily to increased product shipments.

Future gross profit and gross margin are highly dependent on the product and customer mix, provisions and recoveries of excess or obsolete inventory, the position of our products in their respective life cycles and specific manufacturing costs.  Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of tape-out costs at our independent foundries, salaries and related costs, including share-based compensation and expenses for outside engineering consultants.

R&D as a percentage of net revenues decreased to 28.6% for the three months ended March 31, 2008, as compared to 30.8% for the same period in 2007. In absolute dollars, R&D expenses increased by $0.8 million or 13.2% to $6.5 million for the three months ended March 31, 2008 from $5.7 million for the same period in 2007. The decrease in R&D as a percentage of revenue was primarily due to an increase in revenues. The increase in R&D in absolute dollars is due primarily to increases in consulting and service fees of $0.5 million and variable compensation expenses of $0.4 million resulting from higher headcount and annual rate increases.  These increases were partially offset by a decrease in non-recurring engineering costs of $0.2 million due to timing of projects.

We believe continued spending on research and development to develop new products is critical to our success and, consequently, expect research and development expenses to increase in absolute dollars in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related costs, share-based compensation and commissions to manufactures’ representatives, as well as professional fees, trade show and other promotional expenses.

SG&A as a percentage of net revenues decreased to 28.4% for the three months ended March 31, 2008, as compared to 33.1% for the same period in 2007.  In absolute dollars, SG&A expenses increased by $0.3 million or 4.6% to $6.5 million for the three months ended March 31, 2008 from $6.2 million for the same period in 2007. The decrease in SG&A as a percentage of revenue was primarily due to an increase in revenues. The increase in SG&A in absolute dollars is due primarily to increases in travel expenses to promote new products of $0.1 million and commissions expenses to manufacturers’ representatives of $0.1 million due to higher revenues.

We expect SG&A expenses in absolute dollars to likely increase in future periods to support increased revenue expectations.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets consists of amortization expense related to developed/core technology and customer base acquired as a result of the HiNT Corporation acquisition in May 2003 and NetChip Technology, Inc. acquisition in May 2004.  Amortization of purchased intangible assets decreased by $0.2 million or 45.2% to $0.2 million for the three months ended March 31, 2008 from $0.4 million for the same period in 2007.  The decrease is due to the customer base acquired as a result of the NetChip Technology, Inc. acquisition in May 2004 becoming fully amortized in May 2007.

Interest Income and Other, Net

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term investment balances. Interest income and other decreased by $0.1 million to $0.5 million for the three months ended March 31, 2008 from $0.6 million from the same period in 2007. The decrease was primarily due to lower interest rates.

Provision for Income Taxes

Net income tax expense of $77,000 has been recorded for the three month period ended March 31, 2008, compared to income tax benefit of $129,000 for the same period in 2007.  Income tax expense for the three months ended March 31, 2008 is a result of applying the estimated annual effective tax rate to cumulative income before taxes adjusted for certain discrete items which are fully recognized in the period they occur. For the same period in 2007, the income tax benefit was a result of applying the estimated annual effective tax rate to cumulative loss before taxes.

We have determined that negative evidence supports the need for a full valuation allowance against our net deferred tax assets at this time. We will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

We adopted FIN 48, regarding accounting for uncertain tax benefits, at the beginning of calendar year 2007. As of March 31, 2008, we have unrecognized tax benefits of approximately $1.9 million of which none, if recognized, would result in a reduction of our effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the quarter ended March 31, 2008.  Future changes in the remaining balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. We do not expect that the amount of our unrecognized tax benefits will significantly change within the next twelve months.

We are subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 1997-2007 remain open to examination by the federal and most state tax authorities due to certain acquired net operating loss and overall credit carryforward positions.

Liquidity and Capital Resources

In summary, our cash flows were (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net cash provided by operating activities	$2,168	$2,707
Net cash used in investing activities	(7,173)	(3,081)
Net cash provided by financing activities	10	138
Effect of exchange rate fluctuations on cash and cash equivalents	(19)	(14)

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of March 31, 2008 cash, cash equivalents, short and long-term marketable securities were $43.9 million, a decrease of $2.7 million from $46.6 million at December 31, 2007.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, provisions for excess and obsolete inventories, changes in pre-acquisition deferred tax balances, other non-cash items, and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2008 of $2.2 million consisted primarily of net income of $1.1 million adjusted for non-cash items of $1.5 million partially offset by increases in accounts receivable of $0.3 million and other assets of $0.3 million. Cash provided by operating activities for the three months ended March 31, 2007 of $2.7 million consisted primarily of a net loss of $0.3 million adjusted for non-cash items of $2.5 million, an increase in accounts payable of $1.7 million, and a decrease in inventory of $0.6 million.  These items were partially offset by a decrease in accrued compensation and benefits of $1.2 million and an increase in accounts receivable of $0.4 million.

Cash used in investing activities for the three months ended March 31, 2008 of $7.2 million was due to cash used in purchases of marketable securities (net of sales and maturities of investments) of $2.3 million, common stock repurchases of $3.9 million and capital expenditures of $0.9 million primarily to provide infrastructure for new product designs. Cash used in investing activities for the three months ended March 31, 2007 of $3.1 million was due primarily to purchases of marketable securities (net of sales and maturities of investments) of $2.9 million and capital expenditures of $0.2 million.  Capital expenditures have generally been comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures.

Cash provided by financing activities for the three months ended March 31, 2008 and 2007 of $10,000 and $0.1 million, respectively, were due to proceeds from the exercise of stock options.

The negative effect of exchange rates on cash and cash equivalents for the three months ended March 31, 2008 and 2007 was due to the weakening of the U.S. dollar against other foreign currencies.

As of March 31, 2008, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
		Less than	1-3
	Total	1 Year	Years
Operating leases - facilities and equipment	$208	$138	$70
Software licenses	3,009	2,984	25
Inventory purchase commitments	5,825	5,825	-
Total cash obligations	$9,042	$8,947	$95

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

We recognize revenue in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists. Revenue from product sales to direct customers and distributors is recognized upon shipment and transfer of risk of loss, if we believe collection is reasonably assured and all other revenue recognition criteria are met. We assess the probability of collection based on a number of factors, including past transaction history and the customer’s creditworthiness.  At the end of each reporting period, the sufficiency of allowances for doubtful accounts is assessed based on the age of the receivable and the individual customer’s creditworthiness.

We offer pricing protection to a single distributor whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. In general, we analyze current requests for credit in process, also known as ship and debits, inventory at the distributor and credit expectations to determine the ending sales reserve required for this program.  We also offer stock rotation rights to several distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. In general, we analyze current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required for this program. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.  In addition, we have arrangements with a small number of customers offering a rebate program on various products.  We record rebates as a reduction of revenue under the guidelines of Emerging Issues Task Force (“EITF’) 01-9, Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor’s Product).

Inventory Valuation

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

Share-Based Compensation

We recognize share-based compensation expense in accordance with SFAS No. 123(R), Share-Based Payment. We estimate the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior.  We calculated our expected volatility assumption required in the Black-Scholes model by blending the historical volatility of our stock with the implied volatility for traded options on our stock. We estimate the amount of forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Taxes

We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of March 31, 2008, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. We will maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance.

Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents, short-term investments and long-term investments of $41.3 million at March 31, 2008.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

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

Based on their evaluation as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There has been no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including those set forth below.  The following risk factors have been updated from those set forth in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007, and are restated in full.

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

Historically, a relatively small number of customers have accounted for a significant portion of our net revenues in any particular period.  For the three months ended March 31, 2008, Excelpoint Systems Pte Ltd, Answer Technology, Inc. Avnet, Inc. and accounted for 30%, 12% and 12%, respectively, of net revenues. For the same period in 2007, Metatech and Avnet, Inc. accounted for 31% and 11%, respectively, of net revenues. No other individual direct customer or distributor represented greater than 10% of net revenues in any period presented.

During 2007 we terminated our relationship with our largest distributor and transitioned in a new replacement distributor. If this new distributor is not able to sustain the same volume support it could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions. Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business.  See “Business -- Products,” and “-- Competition” in Part I of Item I of our Form 10-K for the year ended December 31, 2007.

Our Independent Manufacturers May Not Be Able To Meet Our Manufacturing Requirements

We do not manufacture any of our semiconductor devices.  Therefore, we are referred to in the semiconductor industry as a “fabless” producer of semiconductors. Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications.  We currently have third party manufacturers principally located in Japan, Korea, Taiwan, Singapore and Malaysia, that can produce semiconductors which meet our needs.  However, as the semiconductor industry continues to progress towards smaller manufacturing and design geometries, the complexities of producing semiconductors will increase.  Decreasing geometries may introduce new problems and delays that may affect product development and deliveries.  Due to the nature of the semiconductor industry and our status as a “fabless” semiconductor company, we could encounter fabrication-related problems that may affect the availability of our semiconductor devices, delay our shipments or may increase our costs.

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

Customers Are Requiring That We Offer Our Products In Lead-Free Packages

Governmental regulations in certain countries and customers' intention to produce products that are less harmful to the environment has resulted in a requirement from many of our customers to purchase integrated circuits that do not contain lead.  We have responded by offering our products in lead-free versions. While the lead-free versions of our products are expected to be friendlier to the environment, the ultimate impact is uncertain. The transition to lead-free products may produce sudden changes in demand depending on the packaging method used, which may result in excess inventory of products packaged using traditional methods. This may have an adverse affect on our results of operations.  In addition, the cost of manufacturing the lead-free products is higher compared to the products packaged using more traditional materials which would result in higher costs to us if additional changes in demand occur.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. For the three months ended March 31, 2008 and 2007, sales through distributors accounted for approximately 76% and 69%, respectively, of our net revenues. Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

During 2007 we terminated our relationship with our largest distributor and transitioned in a new replacement distributor. If this new distributor is not able to sustain the same volume support it could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

Sales outside of the United States accounted for approximately 77% of our revenues for the three months ended March 31, 2008.  In 2007 and 2006, sales outside of the United States accounted for approximately 74% and 75% of our revenues, respectively.  Sales outside of the United States may fluctuate in future periods and may continue to account for a large portion of our revenues.  In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the United States, thereby exposing us indirectly to foreign risks.  Further, most of our semiconductor products are manufactured outside of the United States.  Accordingly, we are subject to international risks, including:

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

A Downturn In The Global Economy May Adversely Affect Our Revenues, Results Of Operations And Financial Condition

Demand for semiconductor components is increasingly dependent upon the rate of growth in the global economy.  If the rate of global economic growth slows, or contracts, customer demand for products could be adversely affected, which in turn could adversely affect revenues, results of operations and financial condition.  Many factors could adversely affect regional or global economic growth.  Some of the factors that could slow global economic growth include:

•	rising interest rates in the United States,
•	a slowdown in the rate of growth of the United States economy,
•	a slowdown in the rate of growth of the Chinese economy,
•	a significant act of terrorism which disrupts global trade or consumer confidence,
•	geopolitical tensions including war and civil unrest,
•	reduced levels of economic activity or
•	disruption of international transportation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock.  At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.  Approximately 774,000 shares were repurchased for approximately $1.9 million in cash in  2002 and 2003. We did not repurchase any additional shares through December 31, 2007. In the three months ended March 31, 2008 we repurchased 627,000 shares for approximately $3.9 million and anticipate that repurchases will continue throughout 2008.

The stock repurchase activity under the stock repurchase program during the three months ended March 31, 2008 is summarized as follows (in thousands, except per share amounts):

			Total Number of	Maximum Number Of
			Shares Purchased	Shares That May
	Total Number of	Average Price	As Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under The Plan
January 1, 2008 - January 31, 2008	-	$-	-	1,226
February 1, 2008 - February 29, 2008	40	6.64	40	1,186
March 1, 2008 - March 31, 2008	587	6.21	587	599
Total	627		627	599

ITEM 5. OTHER INFORMATION

On May 5, 2008 Matthew Ready resigned from his position as the Company's vice president of sales.

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

Date: May 7, 2008

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