Form 10-Q
period 2008-06-30
PLX TECHNOLOGY INC
filed 2008-08-08
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

As of July 31, 2008 there were 27,997,928 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2008

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30,	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$7,276	$19,175
Short-term marketable securities	30,370	17,142
Accounts receivable, net	10,466	10,534
Inventories	8,708	7,422
Other current assets	4,932	3,788
Total current assets	61,752	58,061
Property and equipment, net	29,846	29,798
Goodwill	34,692	34,541
Other purchased intangible assets	1,134	1,577
Long-term marketable securities	4,876	10,246
Other assets	2,611	1,577
Total assets	$134,911	$135,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,639	$4,447
Accrued compensation and benefits	2,347	2,237
Accrued commissions	540	652
Other accrued expenses	894	572
Total current liabilities	9,420	7,908

Commitment and contingencies

Stockholders' Equity:
Common stock, par value	28	29
Additional paid-in capital	131,184	134,503
Accumulated other comprehensive loss	(150)	(82)
Accumulated deficit	(5,571)	(6,558)
Total stockholders' equity	125,491	127,892
Total liabilities and stockholders' equity	$134,911	$135,800

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenues	$23,350	$19,764	$46,105	$38,404
Cost of revenues	9,492	8,118	18,404	15,381
Gross margin	13,858	11,646	27,701	23,023

Operating expenses:
Research and development	7,791	6,143	14,289	11,885
Selling, general and administrative	6,063	6,061	12,516	12,231
Amortization of purchased intangible assets	202	357	443	797
Total operating expenses	14,056	12,561	27,248	24,913

Income (loss) from operations	(198)	(915)	453	(1,890)
Interest income and other, net	376	607	864	1,181

Income (loss) before provision (benefit) for income taxes	178	(308)	1,317	(709)
Provision (benefit) for income taxes	253	(226)	330	(355)

Net income (loss)	$(75)	$(82)	$987	$(354)

Basic net income (loss) per share	$(0.00)	$(0.00)	$0.03	$(0.01)
Shares used to compute basic per share amounts	28,213	28,674	28,402	28,660

Diluted net income (loss) per share	$(0.00)	$(0.00)	$0.03	$(0.01)
Shares used to compute diluted per share amounts	28,213	28,674	28,561	28,660

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$987	$(354)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	1,131	960
Share-based compensation expense	1,846	2,364
Amortization of purchased intangible assets	443	797
Write-downs of inventories	189	572
Changes in pre-acquisition deferred tax balances	(151)	-
Other non-cash items	(119)	(91)
Changes in operating assets and liabilities:
Accounts receivable	68	162
Inventories	(1,475)	766
Other current assets	(1,143)	(2,840)
Other assets	(1,034)	903
Accounts payable	1,192	2,699
Accrued compensation and benefits	(2)	(936)
Other accrued expenses	322	-
Net cash provided by operating activities	2,254	5,002

Cash flows used in investing activities:
Purchases of marketable securities	(26,817)	(16,213)
Sales and maturities of marketable securities	19,035	6,600
Purchase of property and equipment	(1,179)	(348)
Repurchase of common stock	(5,980)	-
Net cash used in investing activities	(14,941)	(9,961)

Cash flows provided by financing activities:
Proceeds from exercise of common stock options	814	440
Net cash provided by financing activities	814	440

Effect of exchange rate fluctuations on cash and cash equivalents	(26)	(26)

Net decrease in cash and cash equivalents	(11,899)	(4,545)
Cash and cash equivalents at beginning of period	19,175	32,804
Cash and cash equivalents at end of period	$7,276	$28,259

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$39	$45

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, “PLX” or the “Company”) as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Comprehensive Net Income (Loss)

The Company’s comprehensive net income (loss) for the three and six month period ended June 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$(75)	$(82)	$987	$(354)
Unrealized gain (loss) on marketable securities, net	(2)	(34)	(42)	(32)
Cumulative translation adjustments	(7)	(12)	(26)	(26)
Comprehensive net income (loss)	$(84)	$(128)	$919	$(412)

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

The Company offers pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. In general, the Company analyzes current requests for credit in process, also known as ship and debits, inventory at the distributor and credit expectations to determine the ending sales reserve required for this program.  The Company also offers stock rotation rights to two distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. In general, the Company analyzes current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required for this program.  Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.  In addition, the Company has arrangements with a small number of customers offering a rebate program on various products. The Company records rebates as a reduction of revenue under the guidelines of Emerging Issues Task Force (“EITF’) 01-9, Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor’s Product).

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy).  SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not believe that the adoption of SFAS 162 will have a material impact on its financial position or results of operations.

2.  Share-Based Compensation

Stock Option Plans

In May 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan (“2008 Plan”).  Under the 2008 Plan, there is authorized for issuance and available for awards an aggregate of 1,200,000 shares of the Company’s common stock, plus the number of shares of the Company’s common stock available for issuance under the Company’s prior incentive plan, its 1999 Stock Incentive Plan, that are not subject to outstanding awards as of May 27, 2008.  In addition, the share reserve under the 2008 Plan will be increased by the number of shares issuable pursuant to awards outstanding under the prior plan that would have otherwise reverted to the prior plan because it expires, are canceled or otherwise terminated without being exercised. Awards under the 2008 Plan may include stock options, restricted stock, stock appreciation rights, performance awards, restricted stock units and other awards, provided that with respect to full value awards, such as restricted stock or restricted stock units, no more than 300,000 shares may be awarded during the term of the 2008 Plan.  Awards under the 2008 Plan may be made to the Company’s officers and other employees, its board members and consultants that it hires.  The 2008 Plan has a term of ten years.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Risk-free interest rate	3.39%	4.96%	2.92%	4.71%
Expected volatility	0.57	0.58	0.53	0.60
Expected life (years)	4.47	4.35	4.47	4.35

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

As share-based compensation expense recognized in the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate at June 30, 2008 and 2007 of 26% and 27%, respectively, was based on historical experience.

The following table shows total share-based compensation expense for the three and six months ended June 30, 2008 and 2007, included in the respective line items of the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of revenues	$15	$13	$33	$31
Research and development	351	422	754	954
Selling, general and administrative	595	777	1,059	1,379
Total share-based compensation expense	$961	$1,212	$1,846	$2,364

A summary of option activity under the Company’s stock equity plans during the three and six months ended June 30, 2008 is as follows:

				Weighted Average
				Remaining	Aggregate
	Options Available	Number of	Weighted Average	Contratual Term	Intrinsic
Options	for Grant	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2007	1,142,597	3,999,473	$11.38	4.79	$2,663,803
Granted	(680,500)	680,500	7.04
Exercised	-	(2,000)	5.00
Cancelled	6,770	(6,770)	9.94

Outstanding at March 31, 2008	468,867	4,671,203	$10.75	4.87	$928,805

Authorized	1,200,000	-
Granted	(59,000)	59,000	8.26
Exercised	-	(110,895)	7.25
Cancelled	301,041	(301,041)	9.42

Outstanding at June 30, 2008	1,910,908	4,318,267	$10.90	4.65	$1,566,277

Exercisable at June 30, 2008		2,780,946	$11.84	3.99	$1,188,640

The Black-Scholes weighted average fair values of options granted during the three months ended June 30, 2008 and 2007 were $4.05 and $5.32, respectively.

The Black-Scholes weighted average fair values of options granted during the six months ended June 30, 2008 and 2007 were $3.10 and $5.34, respectively.

The following table summarizes ranges of outstanding and exercisable options as of June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contratual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$0.88-$7.03	928,329	5.75	$5.95	302,329	$3.71
$7.22-$9.00	897,830	3.33	8.52	784,393	8.51
$9.12-$10.21	1,059,425	5.74	9.82	616,265	9.64
$10.29-$16.65	1,046,500	4.76	13.58	691,776	14.34
$19.38-$25.94	386,183	1.79	24.03	386,183	24.03
Total	4,318,267	4.65	$10.90	2,780,946	$11.84

The total intrinsic value of options exercised during the three and six months ended June 30, 2008 was approximately $0.2 million for each period. For the same periods in 2007 the total intrinsic value of option exercised was $0.2 million and $0.4 million, respectively. The fair value of options vested during the three and six months ended June 30, 2008 was approximately $1.6 million and $4.6 million, respectively. As of June 30, 2008, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $2.5 million which is expected to be recognized as expense over a weighted average period of approximately 1.39 years.

3.  Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	June 30,	December 31,
	2008	2007
Work-in-process	$3,126	$2,000
Finished goods	5,582	5,422
Total	$8,708	$7,422

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

4.  Net Income Per Share

The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss)	$(75)	$(82)	$987	$(354)
Weighted average shares of common stock outstanding	28,213	28,674	28,402	28,660
Net income (loss) per share - basic	$(0.00)	$(0.00)	$0.03	$(0.01)
Shares used in computing basic net income per share	28,213	28,674	28,402	28,660
Dilutive effect of stock options	-	-	159	-
Shares used in computing diluted net income per share	28,213	28,674	28,561	28,660
Net income (loss) per share - diluted	$(0.00)	$(0.00)	$0.03	$(0.01)

The Company incurred a net loss for the three month period ended June 30, 2008. Therefore, the effect of diluted securities of approximately 4.3 million equivalent shares was excluded from the computation of diluted loss per share as its impact would be anti-dilutive. Weighted average employee stock options to purchase approximately 4.2 million for the six month period ended June 30, 2008 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the Company’s common stock and, therefore, the effect would have been anti-dilutive.

The Company incurred a net loss for the three and six month periods ended June 30, 2007. Therefore, the effect of diluted securities of approximately 4.2 million equivalent shares for each of the three and six month periods ended June 30, 2007 was excluded from the computation of diluted loss per share as its impact would be anti-dilutive.

5.  Financial Instruments

Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements”, effective January 1, 2008, for financial assets and liabilities measured on a recurring basis.  SFAS 157 applies to all financial assets and financial liabilities that are being measured on a recurring basis.  SFAS 157 established a framework for measuring fair value and expands related disclosures.  The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the level 1 category is based on quoted prices that are readily and regularly available in an active market.  The Level 1 category includes money market funds of $1.7 million, which are included in cash and cash equivalents in the condensed consolidated balance sheet.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. The Level 2 category includes short-term investments of $35.2 million, which are comprised of corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. The Company has no Level 3 financial assets measured at fair value on the condensed consolidated balance sheets as of June 30, 2008.

Investments

The Company accounts for its investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  As of June 30, 2008, the Company’s securities consisted of debt securities and were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported in a separate component of stockholders’ equity.  The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity, both of which are included in interest income.  Realized gains and losses are recorded on the specific identification method.

The fair value of available-for-sale investments as of June 30, 2008 was as follows (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Commercial paper	$5,091	$-	$-	5,091
Medium term notes	1,554	-	-	1,554
Corporate bonds and notes	8,493	69	(68)	8,494
Foreign debt securities	1,408	-	(3)	1,405
Government bonds and notes	20,377	44	(21)	20,400
Total bonds, notes and equity securities	$36,923	$113	$(92)	$36,944
Less amounts classified as cash equivalents				(1,698)
Total short and long-term available-for-sale investments				$35,246

Contractual maturity dates for investments:
Less than one year:				32,068
One to two years:				4,876
				$36,944

The fair value of available-for-sale investments as of December 31, 2007 was as follows (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Commercial paper	$21,453	$1	$(2)	21,452
Medium term notes	2,539	-	(6)	2,533
Corporate bonds and notes	9,568	63	(24)	9,607
Government Agencies	10,135	31	(1)	10,165
Total bonds, notes and equity securities	$43,695	$95	$(33)	$43,757
Less amounts classified as cash equivalents				(16,369)
Total short and long-term available-for-sale investments				$27,388

Contractual maturity dates for investments:
Less than one year:				33,511
One to two years:				10,246
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

6.  Stock Repurchase

In September 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. In July 2008, the Company’s Board of Directors authorized an additional 2,000,000 shares under the repurchase program.  At the discretion of the management, the Company can repurchase the shares from time to time in the open market or in privately negotiated transactions.  Approximately 774,000 shares were repurchased for approximately $1.9 million in cash in 2002 and 2003. We did not repurchase any additional shares from January 1, 2004 through December 31, 2007. In the three and six months ended June 30, 2008 the Company repurchased 256,000 and 883,000 shares, respectively, for approximately $2.1 million and $6.0 million, respectively.  From July 1, 2008 through July 31, 2008, the company repurchased an additional 74,000 shares for approximately $512,000 and anticipates that repurchases will continue throughout 2008.

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
United States	$5,648	$5,233	$10,849	$11,002
Singapore	4,069	3,583	8,315	6,303
Taiwan	3,203	2,338	5,920	4,381
China	2,685	3,102	6,459	6,104
Other Asia Pacific	2,668	2,943	5,444	5,355
The Americas - excluding United States	2,539	573	3,695	931
Europe, Middle East and Africa	2,538	1,992	5,423	4,328
Total	$23,350	$19,764	$46,105	$38,404

For the three months ended June 30, 2008, sales to Excelpoint Systems Pte Ltd and Answer Technology, Inc. accounted for 28% and 14%, respectively, of net revenues. As of June 30, 2008, the same distributors accounted for 21% and 15%, respectively, of the total accounts receivable balance. For the same period in 2007, Metatech accounted for 31% of net revenues. As of June 30, 2007, the same distributors accounted for 25% of the total accounts receivable balance. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

For the six months ended June 30, 2008, sales to Excelpoint Systems Pte Ltd , Answer Technology, Inc. and Avnet, Inc. accounted for 29%, 13% and 10%, respectively, of net revenues. For the same period in 2007, Metatech accounted for 31% of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

8.  Income Taxes

A provision for income tax of $330,000 has been recorded for the six month period ended June 30, 2008, compared to income tax benefit of $355,000 for the same period in 2007.  Income tax expense for the six months ended June 30, 2008 is a result of applying the estimated annual effective tax rate to cumulative income before taxes adjusted for certain discrete items which are fully recognized in the period they occur. For the same period in 2007, the income tax benefit was a result of applying the estimated annual effective tax rate to cumulative loss before taxes.

The Company has determined that negative evidence supports the need for a full valuation allowance against its net deferred tax assets at this time. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

The Company adopted FIN 48, regarding accounting for uncertain tax benefits, at the beginning of calendar year 2007. As of June 30, 2008, the Company had unrecognized tax benefits of approximately $1.9 million of which none, if recognized, would result in a reduction of the Company’s effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the six months ended June 30, 2008. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. The Company does not believe the amount of its unrecognized tax benefits will significantly change within the next twelve months.

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

RESULTS OF OPERATIONS

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008	2007
Net revenues	100.0%		100.0%		100.0%	100.0%
Cost of revenues	40.7		41.1		39.9	40.1
Gross margin	59.3		58.9		60.1	59.9

Operating expenses:
Research and development	33.4		31.1		31.0	30.9
Selling, general and administrative	26.0		30.7		27.1	31.8
Amortization of purchased intangible assets	0.9		1.8		1.0	2.1
Total operating expenses	60.3		63.6		59.1	64.8

Income (loss) from operations	(1.0)		(4.7)		1.0	(4.9)
Interest income and other, net	1.6		3.1		1.9	3.1

Income (loss) before provision (benefit) for income taxes	0.6		(1.6)		2.9	(1.8)
Provision (benefit) for income taxes	1.1		(1.1)		0.7	(0.9)

Net income (loss)	(0.5	) %	(0.5	) %	2.2%	(0.9	) %

Net Revenues

The following table shows the revenue by product type as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Legacy Products	49.1%	67.5%	51.3%	70.2%
PCI Express	50.9%	32.5%	48.7%	29.8%

Net revenues consist of product revenues generated principally by sales of our semiconductor devices.  Net revenues for the three months ended June 30, 2008 were $23.4 million, an increase of 18.1% from $19.8 million for the three months ended June 30, 2007. The increase was due primarily to increased sales of our PCI Express products due to an increase of customers in volume production, partially offset by the decreased sales of our Legacy products due to customer migration to PCI Express and general demand fluctuations.

For the three months ended June 30, 2008, sales to Excelpoint Systems Pte Ltd and Answer Technology, Inc. accounted for 28% and 14%, respectively, of net revenues. For the same period in 2007, Metatech accounted for 31% of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

Net revenues for the six months ended June 30, 2008 were $46.1 million, an increase of 20.0% from $38.4 million for the six months ended June 30, 2007. The increase was due primarily to increased sales of our PCI Express products due to an increase of customers in volume production, partially offset by the decreased sales of our Legacy products due to customer migration to PCI Express and general demand fluctuations.

For the six months ended June 30, 2008, sales to Excelpoint Systems Pte Ltd, Answer Technology, Inc. and Avnet, Inc. accounted for 29%, 13% and 10%, respectively, of net revenues. For the same period in 2007, Metatech accounted for 31% of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

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

Gross margin for the three months ended June 30, 2008 was 59.3%, as compared to 58.9% for the same period in 2007.  In absolute dollars, gross margin increased by $2.2 million or 19.0% to $13.9 million for the three months ended June 30, 2008 from $11.7 million for the same period in 2007. The increase in absolute dollars is due primarily to increased product shipments while the increase as a percentage was primarily due to improved production yields and other cost reduction efforts to our PCI Express products.

Gross margin for the six months ended June 30, 2008 was 60.1%, as compared to 59.9% for the same period in 2007.  In absolute dollars, gross margin increased by $4.7 million or 20.3% to $27.7 million for the six months ended June 30, 2008 from $23.0 million for the same period in 2007. The increase in absolute dollars is due primarily to increased product shipments while the increase as a percentage was primarily due to product and customer mix of our PCI Express products.

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

R&D as a percentage of net revenues increased to 33.4% for the three months ended June 30, 2008, as compared to 31.1% for the same period in 2007. In absolute dollars, R&D expenses increased by $1.7 million or 26.8% to $7.8 million for the three months ended June 30, 2008 from $6.1 million for the same period in 2007. The increase in R&D as a percentage of revenue as well as the increase in absolute dollars is due primarily to increases in R&D spending on tape-out related costs of $0.5 million, engineering tools of $0.4 million and consulting fees of $0.4 million associated with new product designs and salary and related expenses of $0.3 million resulting from higher headcount and annual rate increases.

R&D as a percentage of net revenues increased to 31.0% for the six months ended June 30, 2008, as compared to 30.9% for the same period in 2007. In absolute dollars, R&D expenses increased by $2.4 million or 20.2% to $14.3 million for the six months ended June 30, 2008 from $11.9 million for the same period in 2007. The increase in R&D as a percentage of revenue as well as the increase in absolute dollars is due primarily to increases in R&D spending on engineering tools of $0.8 million and consulting fees of $0.9 million associated with new product designs and salary and related expenses of $0.7 million resulting from higher headcount and annual rate increases.

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

SG&A as a percentage of net revenues decreased to 26.0% for the three months ended June 30, 2008, as compared to 30.7% for the same period in 2007.  In absolute dollars, SG&A expenses remained flat at $6.1 million  for the three months ended June 30, 2008 compared to the same period in 2007. The decrease in SG&A as a percentage of revenue was primarily due to an increase in revenues.

SG&A as a percentage of net revenues decreased to 27.1% for the six months ended June 30, 2008, as compared to 31.8% for the same period in 2007.  In absolute dollars, SG&A expenses increased $0.3 million or 2.3% to $12.5 million for the six months ended June 30, 2008 from $12.2 million for the same period in 2007. The decrease in SG&A as a percentage of revenue was primarily due to an increase in revenues. The increase in SG&A is absolute dollars is due primarily to increases in travel expenses to promote new products of $0.1 million and commission expenses to manufacturers’ representatives of $0.1 million due to higher revenues.

We expect SG&A expenses in absolute dollars to likely increase in future periods to support increased revenue expectations.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets consists of amortization expense related to developed/core technology and customer base acquired as a result of the HiNT Corporation acquisition in May 2003 and NetChip Technology, Inc. acquisition in May 2004.  Amortization of purchased intangible assets decreased by $0.2 million or 43.4% to $0.2 million for the three months ended June 30, 2008 from $0.4 million for the same period in 2007.  The decrease is due to the customer base acquired as a result of the NetChip Technology, Inc. acquisition in May 2004 becoming fully amortized in May 2007 and the developed core technology acquired as a result of the HiNT Corporation acquisition in May 2003 becoming fully amortized in May 2008.

Amortization of purchased intangible assets decreased by $0.4 million or 44.4% to $0.4 million for the six months ended June 30, 2008 from $0.8 million for the same period in 2007.  The decrease is due to the customer base acquired as a result of the NetChip Technology, Inc. acquisition in May 2004 becoming fully amortized in May 2007 and the developed core technology acquired as a result of the HiNT Corporation acquisition in May 2003 becoming fully amortized in May 2008.

Interest Income and Other, Net

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term investment balances. Interest income and other decreased by $0.2 million to $0.4 million for the three months ended June 30, 2008 from $0.6 million from the same period in 2007. The decrease was primarily due to lower cash balances as a result of the stock repurchases.

Interest income and other decreased by $0.3 million to $0.9 million for the six months ended June 30, 2008 from $1.2 million from the same period in 2007. The decrease was primarily due to lower cash balances as a result of the stock repurchases.

Provision for Income Taxes

Income tax expense of $330,000 has been recorded for the six month period ended June 30, 2008, compared to income tax benefit of $355,000 for the same period in 2007.  Income tax expense for the six months ended June 30, 2008 is a result of applying the estimated annual effective tax rate to cumulative income before taxes adjusted for certain discrete items which are fully recognized in the period they occur. For the same period in 2007, the income tax benefit was a result of applying the estimated annual effective tax rate to cumulative loss before taxes.

We have determined that negative evidence supports the need for a full valuation allowance against our net deferred tax assets at this time. We will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

We adopted FIN 48, regarding accounting for uncertain tax benefits, at the beginning of calendar year 2007. As of June 30, 2008, we have unrecognized tax benefits of approximately $1.9 million of which none, if recognized, would result in a reduction of our effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the six months ended June 30, 2008.  Future changes in the remaining balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. We do not expect that the amount of our unrecognized tax benefits will significantly change within the next twelve months.

We are subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 1997-2007 remain open to examination by the federal and most state tax authorities due to certain acquired net operating loss and overall credit carryforward positions.

Liquidity and Capital Resources

In summary, our cash flows were (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Net cash provided by operating activities	$2,254	$5,002
Net cash used in investing activities	(14,941)	(9,961)
Net cash provided by financing activities	814	440
Effect of exchange rate fluctuations on cash and cash equivalents	(26)	(26)

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of June 30, 2008 cash, cash equivalents, short and long-term marketable securities were $42.5 million, a decrease of $4.1 million from $46.6 million at December 31, 2007.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, provisions for excess and obsolete inventories, changes in pre-acquisition deferred tax balances, other non-cash items, and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2008 of $2.3 million consisted primarily of net income of $1.0 million adjusted for non-cash items of $3.3 and an increase in accounts payable of $1.2 million partially offset by increases in inventories of $1.5 million and other current assets of $1.1 million and other assets of $1.0 million due to an increase in software and IP licenses. Cash provided by operating activities for the six months ended June 30, 2007 of $5.0 million consisted primarily of a net loss of $0.4 million adjusted for non-cash items of $4.6 million, an increase in accounts payable of $2.7 million partially offset by an increase in other current assets of $2.8 million due to an increase in software and IP licenses.

Cash used in investing activities for the six months ended June 30, 2008 of $14.9 million was due to cash used in purchases of marketable securities (net of sales and maturities of investments) of $7.8 million, common stock repurchases of $6.0 million and capital expenditures of $1.2 million primarily to provide infrastructure for new product designs. Cash used in investing activities for the six months ended June 30, 2007 of $10.0 million was due primarily to purchases of marketable securities (net of sales and maturities of investments) of $9.6 million and capital expenditures of $0.3 million.  Capital expenditures have generally been comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures.

Cash provided by financing activities for the six months ended June 30, 2008 and 2007 of $0.8 million and $0.4 million, respectively, were due to proceeds from the exercise of stock options.

The negative effect of exchange rates on cash and cash equivalents for the six months ended June 30, 2008 and 2007 was due to the weakening of the U.S. dollar against other foreign currencies.

As of June 30, 2008, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
		Less than	1-3
	Total	1 Year	Years
Operating leases - facilities and equipment	$176	$132	$44
Software licenses	1,741	1,716	25
Inventory purchase commitments	3,702	3,702	-
Total cash obligations	$5,619	$5,550	$69

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

 We offer pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. In general, we analyze current requests for credit in process, also known as ship and debits, inventory at the distributor and credit expectations to determine the ending sales reserve required for this program.  We also offer stock rotation rights to two distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. In general, we analyze current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required for this program. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.  In addition, we have arrangements with a small number of customers offering a rebate program on various products.  We record rebates as a reduction of revenue under the guidelines of Emerging Issues Task Force (“EITF’) 01-9, Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor’s Product).

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

Taxes

We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of June 30, 2008, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. We will maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance.

Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents, short-term investments and long-term investments of $38.5 million at June 30, 2008.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

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

Based on their evaluation as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Historically, a relatively small number of customers have accounted for a significant portion of our net revenues in any particular period.  For the three months ended June 30, 2008, Excelpoint Systems Pte Ltd and Answer Technology, Inc. accounted for 28% and 14%, respectively, of net revenues. For the same period in 2007, Metatech accounted for 31% of net revenues. For the six months ended June 30, 2008, Excelpoint Systems Pte Ltd, Answer Technology, Inc. and Avnet, Inc. accounted for 29%, 13% and 10%, respectively, of net revenues. For the same period in 2007, Metatech accounted for 31% of net revenues. For both periods, no other individual direct customer or distributor represented greater than 10% of net revenues in any period presented.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. For the six months ended June 30, 2008 and 2007, sales through distributors accounted for approximately 76% and 74%, respectively, of our net revenues. Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

Sales outside of the United States accounted for approximately 77% of our revenues for the six months ended June 30, 2008.  In 2007 and 2006, sales outside of the United States accounted for approximately 71% and 75% of our revenues, respectively.  Sales outside of the United States may fluctuate in future periods and may continue to account for a large portion of our revenues.  In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the United States, thereby exposing us indirectly to foreign risks.  Further, most of our semiconductor products are manufactured outside of the United States.  Accordingly, we are subject to international risks, including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock.  In July 2008, our Board of Directors authorized an additional 2,000,000 shares under the repurchase program. At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.  Approximately 774,000 shares were repurchased for approximately $1.9 million in cash in  2002 and 2003. We did not repurchase any additional shares from January 1, 2004 through December 31, 2007. In the three and six months ended June 30, 2008 we repurchased 256,000 and 883,000 shares, respectively, for approximately $2.1 million and $6.0 million, respectively, and anticipate that repurchases will continue throughout 2008.

The stock repurchase activity under the stock repurchase program during the three months ended June 30, 2008 is summarized as follows (in thousands, except per share amounts):

			Total Number of	Maximum Number Of
			Shares Purchased	Shares That May
	Total Number of	Average Price	As Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under The Plan
April 1, 2008 - April 30, 2008	71	7.11	71	528
May 1, 2008 - May 31, 2008	150	8.42	150	378
June 1, 2008 - June 30, 2008	35	8.76	35	343
Total	256		256	343

ITEM 4.  SUMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on May 27, 2008, the following proposals were submitted to a vote of stockholders:

Proposal No 1: Election of Directors

The following votes were cast for each director nominee and each such nominee was reelected to the Company’s Board of Directors:

Name	Votes For	Votes Withheld
Michael J. Salameh	23,248,887	291,983
D. James Guzy	21,146,423	2,394,447
John H. Hart	23,171,180	369,690
Robert H. Smith	23,173,616	367,254
Thomas Riordan	23,177,146	363,724
Patrick Verderico	23,250,887	289,983

Proposal No 2: Approval of the 2008 Equity Incentive Plan, which was approved:

For	14,567,842
Against	2,563,874
Abstain	13,875
Total Shares Voted	17,145,591

Proposal No 3: Ratification of Independent Registered Public Accountants, which was approved:

For	23,316,966
Against	221,127
Abstain	2,777
Total Shares Voted	23,540,870

ITEM 6.  EXHIBITS

Exhibit
Number	Description

10.1
PLX Technology, Inc. 2008 Equity Incentive Plan (incorporated by reference to Appendix A of the PLX Technology, Inc., Definitive Proxy Statement filed with the Securities and Exchange Commission on April 18, 2008)

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

Date: August 7, 2008

By     /s/ Arthur O. Whipple

         Arthur O. Whipple
         Chief Financial Officer
         (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1
PLX Technology, Inc. 2008 Equity Incentive Plan (incorporated by reference to Appendix A of the PLX Technology, Inc., Definitive Proxy Statement filed with the Securities and Exchange Commission on April 18, 2008)

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