Form 10-Q
period 2008-09-30
PLX TECHNOLOGY INC
filed 2008-10-30
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

As of September 30, 2008 there were 28,004,262 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2008

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30,	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$15,534	$19,175
Short-term marketable securities	27,087	17,142
Accounts receivable, net	9,804	10,534
Inventories	7,370	7,422
Other current assets	4,634	3,788
Total current assets	64,429	58,061
Property and equipment, net	29,753	29,798
Goodwill	34,692	34,541
Other purchased intangible assets	984	1,577
Long-term marketable securities	1,394	10,246
Other assets	2,293	1,577
Total assets	$133,545	$135,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,545	$4,447
Accrued compensation and benefits	2,366	2,237
Accrued commissions	483	652
Other accrued expenses	791	572
Total current liabilities	7,185	7,908

Commitment and contingencies

Stockholders' Equity:
Common stock, par value	28	29
Additional paid-in capital	131,392	134,503
Accumulated other comprehensive loss	(287)	(82)
Accumulated deficit	(4,773)	(6,558)
Total stockholders' equity	126,360	127,892
Total liabilities and stockholders' equity	$133,545	$135,800

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues	$20,790	$21,216	$66,895	$59,620
Cost of revenues	8,630	8,108	27,034	23,489
Gross margin	12,160	13,108	39,861	36,131

Operating expenses:
Research and development	6,000	5,870	20,289	17,755
Selling, general and administrative	5,436	5,912	17,952	18,143
Amortization of purchased intangible assets	150	241	593	1,038
Total operating expenses	11,586	12,023	38,834	36,936

Income (loss) from operations	574	1,085	1,027	(805)
Interest income and other, net	336	624	1,200	1,805

Income before provision for income taxes	910	1,709	2,227	1,000
Provision for income taxes	112	712	442	357

Net income	$798	$997	$1,785	$643

Basic net income per share	$0.03	$0.03	$0.06	$0.02
Shares used to compute basic per share amounts	28,009	28,748	28,270	28,689

Diluted net income per share	$0.03	$0.03	$0.06	$0.02
Shares used to compute diluted per share amounts	28,122	29,257	28,415	29,148

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,785	$643
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,684	1,480
Share-based compensation expense	2,533	3,375
Amortization of purchased intangible assets	593	1,038
Write-downs of inventories	465	643
Changes in pre-acquisition deferred tax balances	(151)	-
Other non-cash items	(155)	(142)
Changes in operating assets and liabilities:
Accounts receivable	730	(359)
Inventories	(413)	(608)
Other current assets	(846)	(2,256)
Other assets	(716)	855
Accounts payable	(902)	4,086
Accrued compensation and benefits	(40)	(810)
Other accrued expenses	219	315
Net cash provided by operating activities	4,786	8,260

Cash flows from investing activities:
Purchases of marketable securities	(28,500)	(26,228)
Sales and maturities of marketable securities	27,390	10,300
Purchase of property and equipment	(1,639)	(2,258)
Net cash (used in) investing activities	(2,749)	(18,186)

Cash flows from financing activities:
Proceeds from exercise of common stock options	846	917
Repurchase of common stock	(6,491)	-
Net cash provided by (used in) financing activities	(5,645)	917

Effect of exchange rate fluctuations on cash and cash equivalents	(33)	(35)

Net decrease in cash and cash equivalents	(3,641)	(9,044)
Cash and cash equivalents at beginning of period	19,175	32,804
Cash and cash equivalents at end of period	$15,534	$23,760

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$199	$138

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, “PLX” or the “Company”) as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Comprehensive Net Income (Loss)

The Company’s comprehensive net income for the three and nine month period ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$798	$997	$1,785	$643
Unrealized gain (loss) on marketable securities, net	(130)	4	(172)	(28)
Cumulative translation adjustments	(7)	(9)	(33)	(35)
Comprehensive net income	$661	$992	$1,580	$580

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

The Company offers pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. In general, the Company analyzes current requests for credit in process, also known as ship and debits and inventory at the distributor to determine the ending sales reserve required for this program.  The Company also offers stock rotation rights to two distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. In general, the Company analyzes current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required for this program.  Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.  In addition, the Company has arrangements with a small number of customers offering a rebate program on various products. The Company records rebates as a reduction of revenue under the guidelines of Emerging Issues Task Force (“EITF’) 01-9, Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor’s Product).

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations – Revised 2007, which replaces FASB Statement No. 141, Business Combinations. SFAS 141(R) establishes principles and requirements intending to improve the relevance, representational faithfulness and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The impact of the adoption of SFAS 141(R) on the Company’s financial position or results of operations will depend on the nature and extent of business combinations that the Company completes, if any, in or after fiscal 2009.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assests, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FSP 143-3 must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company is currently evaluating the impact that FSP 142-3 will have on its financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy).  SFAS 162 will become effective November 15, 2008. The Company does not believe that the adoption of SFAS 162 will have a material impact on its financial position or results of operations.

2.  Share-Based Compensation

Stock Option Plans

In May 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan (“2008 Plan”).  Under the 2008 Plan, there is authorized for issuance and available for awards an aggregate of 1,200,000 shares of the Company’s common stock, plus the number of shares of the Company’s common stock available for issuance under the Company’s prior incentive plan, its 1999 Stock Incentive Plan, that are not subject to outstanding awards as of May 27, 2008.  In addition, the share reserve under the 2008 Plan will be increased by the number of shares issuable pursuant to awards outstanding under the prior plan that would have otherwise reverted to the prior plan because it expires, are canceled or otherwise terminated without being exercised. Awards under the 2008 Plan may include stock options, restricted stock, stock appreciation rights, performance awards, restricted stock units and other awards, provided that with respect to full value awards, such as restricted stock or restricted stock units, no more than 300,000 shares may be issued in the form of full value awards during the term of the 2008 Plan.  Awards under the 2008 Plan may be made to the Company’s officers and other employees, its board members and consultants that it hires.  The 2008 Plan has a term of ten years.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Risk-free interest rate	2.85%	4.20%	2.90%	4.56%
Expected volatility	0.55	0.57	0.54	0.59
Expected life (years)	4.47	4.35	4.47	4.35

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

Expected Volatility: The Company calculates its expected volatility assumption required in the Black-Scholes model by blending the historical and implied volatility. The historical volatility is based on the weekly closing prices of our common stock over a period equal to the expected term of the option. Market based implied volatility is based on utilizing market data of actively traded options on our stock, from options at- or near-the-money traded options, at a point in time as close to the grant of the employee options as reasonably practical and with similar terms to the employee share option, or a remaining maturity of at least six months if no similar terms are available. The historical volatility of the price of our common stock over the expected term of the option is a strong indicator of the expected future volatility. In addition, implied volatility takes into consideration market expectations of how future volatility will differ from historical volatility.  The Company does not believe that one estimate is more reliable than the other so the Company uses a 50/50 blend of historical volatility and market-based volatility.

These factors could change in the future, which would affect the share-based compensation expense in future periods.

As share-based compensation expense recognized in the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rate at September 30, 2008 and 2007 of 26% and 27%, respectively, was based on historical experience.

The following table shows total share-based compensation expense for the three and nine months ended September 30, 2008 and 2007, included in the respective line items of the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of revenues	$14	$12	$47	$43
Research and development	273	377	1,027	1,331
Selling, general and administrative	400	622	1,459	2,001
Total share-based compensation expense	$687	$1,011	$2,533	$3,375

A summary of option activity under the Company’s stock equity plans during the three and nine months ended September 30, 2008 is as follows:

				Weighted Average
				Remaining	Aggregate
	Options Available	Number of	Weighted Average	Contratual Term	Intrinsic
Options	for Grant	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2007	1,142,597	3,999,473	$11.38	4.79	$2,663,803
Granted	(680,500)	680,500	7.04
Exercised	-	(2,000)	5.00
Cancelled	6,770	(6,770)	9.94

Outstanding at March 31, 2008	468,867	4,671,203	$10.75	4.87	$928,805

Authorized	1,200,000	-
Granted	(59,000)	59,000	8.26
Exercised	-	(110,895)	7.25
Cancelled	301,041	(301,041)	9.42

Outstanding at June 30, 2008	1,910,908	4,318,267	$10.90	4.65	$1,566,277

Authorized	-	-
Granted	(139,000)	139,000	5.69
Exercised	-	(6,334)	5.00
Cancelled	309,731	(309,731)	8.42

Outstanding at September 30, 2008	2,081,639	4,141,202	$10.92	4.37	$464,206

Exercisable at September 30, 2008		2,840,643	$11.83	3.76	$464,206

The Black-Scholes weighted average fair values of options granted during the three months ended September 30, 2008 and 2007 were $2.67 and $5.52, respectively.

The Black-Scholes weighted average fair values of options granted during the nine months ended September 30, 2008 and 2007 were $3.03 and $5.36, respectively.

The following table summarizes ranges of outstanding and exercisable options as of September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contratual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$1.25-$7.03	849,461	5.60	$5.66	289,461	$3.68
$7.21-$9.00	893,205	3.09	8.50	804,378	8.51
$9.12-$10.21	1,016,666	5.43	9.81	641,767	9.65
$10.29-$16.65	995,687	4.50	13.62	718,854	14.22
$19.38-$25.94	386,183	1.54	24.03	386,183	24.03
Total	4,141,202	4.37	$10.92	2,840,643	$11.83

The total intrinsic value of options exercised during the three and nine months ended September 30, 2008 was approximately $2,000 and $0.2 million, respectively. For the same periods in 2007 the total intrinsic value of options exercised was $0.4 million and $0.8 million, respectively. The fair value of options vested during the three and nine months ended September 30, 2008 was approximately $0.9 million and $5.5 million, respectively. As of September 30, 2008, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $1.8 million which is expected to be recognized as expense over a weighted average period of approximately 1.32 years.

3.  Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	September 30,	December 31,
	2008	2007
Work-in-process	$2,172	$2,000
Finished goods	5,198	5,422
Total	$7,370	$7,422

The Company evaluates the need for potential inventory provisions by considering a combination of factors including the life of the product, sales history, obsolescence and sales forecasts.

4.  Net Income Per Share

The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$798	$997	$1,785	$643
Weighted average shares of common stock outstanding	28,009	28,748	28,270	28,689
Net income per share - basic	$0.03	$0.03	$0.06	$0.02
Shares used in computing basic net income per share	28,009	28,748	28,270	28,689
Dilutive effect of stock options	113	509	145	459
Shares used in computing diluted net income per share	28,122	29,257	28,415	29,148
Net income per share - diluted	$0.03	$0.03	$0.06	$0.02

Weighted average employee stock options to purchase approximately 4.0 million and 4.1 million shares for the three and nine month periods ended September 30, 2008, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the Company’s common stock and, therefore, the effect would have been anti-dilutive.

Weighted average employee stock options to purchase approximately 2.3 million shares for the three and nine month periods ended September 30, 2007 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the Company’s common stock and, therefore, the effect would have been anti-dilutive.

5.  Financial Instruments

Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurements, effective January 1, 2008, for financial assets and liabilities measured on a recurring basis.  SFAS 157 applies to all financial assets and financial liabilities that are being measured on a recurring basis.  SFAS 157 established a framework for measuring fair value and expands related disclosures.  The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the level 1 category is based on quoted prices that are readily and regularly available in an active market.  The Level 1 category includes money market funds of $6.9 million, which are included in cash and cash equivalents in the condensed consolidated balance sheet.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. The Level 2 category includes short-term and long-term investments of $32.9 million, which are comprised of corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. The Company has no Level 3 financial assets measured at fair value on the condensed consolidated balance sheet as of September 30, 2008.

Investments

The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  As of September 30, 2008, the Company’s securities consisted of debt securities and were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported in a separate component of stockholders’ equity.  The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity, both of which are included in interest income.  Realized gains and losses are recorded on the specific identification method.

The fair value of available-for-sale investments as of September 30, 2008 was as follows (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Commercial paper	$1,699	$-	$(1)	$1,698
Corporate bonds and notes	9,899	34	(134)	9,799
Municipal bonds	1,000	2	-	1,002
US treasury and government agencies securities	20,390	16	(26)	20,380
Total bonds, notes and equity securities	$32,988	$52	$(161)	$32,879
Less amounts classified as cash equivalents				(4,398)
Total short and long-term available-for-sale investments				$28,481

Contractual maturity dates for investments:
Less than one year:				31,485
One to two years:				1,394
				$32,879

The fair value of available-for-sale investments as of December 31, 2007 was as follows (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Commercial paper	$21,453	$1	$(2)	$21,452
Medium term notes	2,539	-	(6)	2,533
Corporate bonds and notes	9,568	63	(24)	9,607
US treasury and government agencies secutites	10,135	31	(1)	10,165
Total bonds, notes and equity securities	$43,695	$95	$(33)	$43,757
Less amounts classified as cash equivalents				(16,369)
Total short and long-term available-for-sale investments				$27,388

Contractual maturity dates for investments:
Less than one year:				33,511
One to two years:				10,246
				$43,757

The Company compares the carrying value of its available for sale investments with their quoted market prices at the end of each period.  If the quoted price of a marketable security has dropped significantly during a period or has been below our carrying value for an extended period of time, the Company reviews the investment to determine whether the decline is other than temporary.  If the Company determines that the decline is other than temporary, the investment is written down to its market value as measured at the end of the period.  Any resulting charge is included in the Company’s statement of operations in the related period.

6.  Stock Repurchase

In September 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. In July 2008, the Company’s Board of Directors authorized an additional 2,000,000 shares under the repurchase program.  At the discretion of the management, the Company can repurchase the shares from time to time in the open market or in privately negotiated transactions.  Approximately 774,000 shares were repurchased for approximately $1.9 million in cash in 2002 and 2003. The Company did not repurchase any additional shares from January 1, 2004 through December 31, 2007. In the three and nine months ended September 30, 2008 the Company repurchased 74,000 and 956,000 shares, respectively, for approximately $0.5 million and $6.5 million, respectively.

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
United States	$4,900	$5,317	$15,749	$16,320
Singapore	3,737	3,406	12,052	9,709
Europe, Middle East and Africa	3,139	2,438	8,562	6,766
Taiwan	2,459	2,618	8,379	6,999
China	2,449	2,895	8,908	8,999
Other Asia Pacific	2,330	3,851	7,774	9,205
The Americas - excluding United States	1,776	691	5,471	1,622
Total	$20,790	$21,216	$66,895	$59,620

For the three months ended September 30, 2008, sales to Excelpoint Systems Pte Ltd, Avnet, Inc. and Answer Technology, Inc. accounted for 29%, 14% and 12%, respectively, of net revenues. As of September 30, 2008, the same distributors accounted for 36%, 8% and 13%, respectively, of the total accounts receivable balance. For the same period in 2007, Excelpoint Systems Pte Ltd and Answer Technology, Inc. accounted for 24% and 11%, respectively, of net revenues. As of September 30, 2007, the same distributors accounted for 20% and 16%, respectively, of the total accounts receivable balance. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

For the nine months ended September 30, 2008, sales to Excelpoint Systems Pte Ltd, Answer Technology, Inc. and Avnet, Inc. accounted for 29%, 12% and 12%, respectively, of net revenues. For the same period in 2007, Metatech and Excelpoint Systems Pte Ltd accounted for 23% and 11%, respectively, of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

In the third quarter of 2007, the Company terminated Metatech and transitioned in Excelpoint Systems. The significant terms of the Company’s arrangement with Excelpoint are substantially similar to its prior arrangement with Metatech.  Excelpoint is and Metatech was a stocking representative that could purchase PLX product and resell it or earn a commission on sales directly made by PLX to customers in its territory.  Historically, commissions under this arrangement have never been material. Excelpoint is granted standard payment terms (between 30 and 45 days) without any price concessions or right of return. Excelpoint is covered under a standard warranty program which the Company offers to all of its customers. Revenue is recognized when the product is shipped to Excelpoint, as was the case with Metatech, and the change to Excelpoint did not change the Company’s revenue recognition policy for the relevant sales.

8.  Income Taxes

A provision for income tax of $442,000 has been recorded for the nine month period ended September 30, 2008, compared to a provision of $357,000 for the same period in 2007.  Income tax expense for the nine months ended September 30, 2008 relates to federal taxes, miscellaneous state income taxes and foreign income taxes currently payable adjusted for certain discrete items which are fully recognized in the period they occur. Income tax expense was calculated on a year-to-date discrete basis due to the uncertainty of fourth quarter operating estimates and the large variability to the annual effective rate based on small changes to ordinary income for the year. For the same period in 2007, the income tax expense was a result of applying the estimated annual effective tax rate to cumulative income before taxes.

The Company has determined that negative evidence supports the need for a full valuation allowance against its net deferred tax assets at this time. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

The Company adopted FIN 48, regarding accounting for uncertain tax benefits, at the beginning of calendar year 2007. As of September 30, 2008, the Company had unrecognized tax benefits of approximately $1.9 million of which none, if recognized, would result in a reduction of the Company’s effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the nine months ended September 30, 2008. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. The Company does not believe the amount of its unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 1997 through 2007 remain open to examination by the federal and most state tax authorities due to certain acquired net operating loss and overall credit carryforward positions.

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

RESULTS OF OPERATIONS

The following table summarizes historical results of operations as a percentage of net revenues for the periods shown.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	41.5	38.2	40.4	39.4
Gross margin	58.5	61.8	59.6	60.6

Operating expenses:
Research and development	28.9	27.7	30.3	29.8
Selling, general and administrative	26.1	27.9	26.8	30.4
Amortization of purchased intangible assets	0.7	1.1	0.9	1.7
Total operating expenses	55.7	56.7	58.0	61.9

Income (loss) from operations	2.8	5.1	1.6	(1.3)
Interest income and other, net	1.6	2.9	1.8	3.0

Income before provision for income taxes	4.4	8.0	3.4	1.7
Provision for income taxes	0.5	3.4	0.7	0.6

Net income	3.9%	4.6%	2.7%	1.1%

Net Revenues

The following table shows the revenue by product type as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Legacy Products	55.6%	63.5%	52.7%	67.8%
PCI Express	44.4%	36.5%	47.3%	32.2%

Net revenues consist of product revenues generated principally by sales of our semiconductor devices.  Net revenues for the three months ended September 30, 2008 were $20.8 million, a decrease of 2.0% from $21.2 million for the three months ended September 30, 2007. The decrease was due primarily to decreased sales of our Legacy products due to customer migration to PCI Express, end of life of customers’ products and general demand fluctuations, partially offset by the increase sales of our PCI Express products due to an increase of customers in volume production.

For the three months ended September 30, 2008, sales to Excelpoint Systems Pte Ltd, Avnet, Inc. and Answer Technology, Inc. accounted for 29%, 14% and 12%, respectively, of net revenues. For the same period in 2007, Excelpoint Systems Pte Ltd and Answer Technology, Inc. accounted for 24% and 11%, respectively, of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

Net revenues for the nine months ended September 30, 2008 were $66.9 million, an increase of 12.2% from $59.6 million for the nine months ended September 30, 2007. The increase was due primarily to increased sales of our PCI Express products due to an increase of customers in volume production, partially offset by the decreased sales of our Legacy products due to customer migration to PCI Express, end of life of customers’ products and general demand fluctuations.

For the nine months ended September 30, 2008, sales to Excelpoint Systems Pte Ltd, Answer Technology, Inc. and Avnet, Inc. accounted for 29%, 12% and 12%, respectively, of net revenues. For the same period in 2007, Metatech and Excelpoint Systems Pte Ltd accounted for 23% and 11%, respectively, of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

In the third quarter of 2007, we terminated Metatech and transitioned in Excelpoint Systems. The significant terms of our arrangement with Excelpoint are substantially similar to our prior arrangement with Metatech. Excelpoint is and Metatech was a stocking representative that could purchase PLX product and resell it or earn a commission on sales directly made by PLX to customers in its territory. Historically, commissions under this arrangement have never been material.  Excelpoint is granted standard payment terms (between 30 and 45 days) without any price concessions or right of return.  Excelpoint is covered under a standard warranty program which we offer to all of our customers. Revenue is recognized when the product is shipped to Excelpoint, as was the case with Metatech, and the change to Excelpoint did not change our revenue recognition policy for the relevant sales.

We have recently experienced a broad decrease in order rates across most product lines, markets and end customers, and therefore expect a decrease in fourth quarter sales. Future demand for our products is uncertain and is highly dependant on general economic conditions and the demand for products that contain our chips. Customer demand for semiconductors can change quickly and unexpectedly.  Our revenue levels have been highly dependent on the amount of new orders that are received for products to be delivered to the customer within the same quarter, also called “turns fill” orders.  Because of the long cycle time to build our products and our lack of visibility into demand when turns fill orders are high, it is difficult to predict which products to build to match future demand.  We believe the current high turns fill requirements will continue indefinitely.  The high turns fill orders pattern, together with the uncertainty of product mix and pricing, makes it difficult to predict future levels of sales and profitability and may require us to carry higher levels of inventory.

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

Gross margin for the three months ended September 30, 2008 was 58.5%, as compared to 61.8% for the same period in 2007. In absolute dollars, gross margin decreased by $0.9 million or 7.2% to $12.2 million for the three months ended September 30, 2008 from $13.1 million for the same period in 2007. The decrease in absolute dollars as well as a percentage is due primarily to the decreased Legacy product shipments, increased product and customer mix of our PCI Express products and a provision for inventory of $0.2 million recorded against a single Legacy product.

Gross margin for the nine months ended September 30, 2008 was 59.6%, as compared to 60.6% for the same period in 2007.  In absolute dollars, gross margin increased by $3.8 million or 10.4% to $39.9 million for the nine months ended September 30, 2008 from $36.1 million for the same period in 2007. The increase in absolute dollars is due primarily to increased PCI Express product shipments while the decrease as a percentage was primarily due to increased product and customer mix of our PCI Express products.

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

R&D as a percentage of net revenues increased to 28.9% for the three months ended September 30, 2008, as compared to 27.7% for the same period in 2007. In absolute dollars, R&D expenses increased by $0.1 million or 2.2% to $6.0 million for the three months ended September 30, 2008 from $5.9 million for the same period in 2007. The increase in R&D as a percentage of revenue as well as the increase in absolute dollars is due primarily to an increase in R&D spending on engineering tools of $0.5 million partially offset by decreases in tape-out related costs of $0.2 million and share-based compensation and bonus expenses of $0.2 million.

R&D as a percentage of net revenues increased to 30.3% for the nine months ended September 30, 2008, as compared to 29.8% for the same period in 2007. In absolute dollars, R&D expenses increased by $2.5 million or 14.3% to $20.3 million for the nine months ended September 30, 2008 from $17.8 million for the same period in 2007. The increase in R&D as a percentage of revenue as well as the increase in absolute dollars is due primarily to increases in R&D spending on engineering tools of $1.1 million and consulting fees of $1.0 million associated with new product designs and salary and related expenses of $0.9 million resulting from higher headcount and annual rate increases partially offset by a decrease in share-based compensation expense of $0.3 million.

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

SG&A as a percentage of net revenues decreased to 26.1% for the three months ended September 30, 2008, as compared to 27.9% for the same period in 2007.  In absolute dollars, SG&A expenses decreased $0.5 million or 8.1% to $5.4 million for the three months ended September 30, 2008 from $5.9 million for the same period in 2007. The decrease in SG&A as a percentage as well as the decrease in absolute dollars is due primarily to decreases in share-based compensation expense of $0.2 million, travel expenses of $0.1 million and commission expenses to manufacturers’ representatives of $0.1 million due to lower revenues and commission rates.

SG&A as a percentage of net revenues decreased to 26.8% for the nine months ended September 30, 2008, as compared to 30.4% for the same period in 2007.  In absolute dollars, SG&A expenses decreased $0.1 million or 1.1% to $18.0 million for the nine months ended September 30, 2008 from $18.1 million for the same period in 2007. The decrease in SG&A as a percentage of revenue as well as the decrease in absolute dollars is due primarily to a decrease in share-based compensation expense.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets consists of amortization expense related to developed/core technology and customer base acquired as a result of the HiNT Corporation acquisition in May 2003 and NetChip Technology, Inc. acquisition in May 2004.  Amortization of purchased intangible remained flat at $0.2 million for the three months ended September 30, 2008 compared to the same period in 2007.

Amortization of purchased intangible assets decreased by $0.4 million or 42.9% to $0.6 million for the nine months ended September 30, 2008 from $1.0 million for the same period in 2007.  The decrease is due to the customer base acquired as a result of the NetChip Technology, Inc. acquisition in May 2004 becoming fully amortized in May 2007 and the developed core technology acquired as a result of the HiNT Corporation acquisition in May 2003 becoming fully amortized in May 2008.

Interest Income and Other, Net

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term investment balances. Interest income and other decreased by $0.3 million to $0.3 million for the three months ended September 30, 2008 from $0.6 million from the same period in 2007. The decrease was primarily due to lower cash balances as a result of the stock repurchases and interest rate fluctuations.

Interest income and other decreased by $0.6 million to $1.2 million for the nine months ended September 30, 2008 from $1.8 million from the same period in 2007. The decrease was primarily due to lower cash balances as a result of the stock repurchases and interest rate fluctuations.

Provision for Income Taxes

Income tax expense of $442,000 has been recorded for the nine month period ended September 30, 2008, compared to provision of $357,000 for the same period in 2007.  Income tax expense for the nine months ended September 30, 2008 relates to federal taxes, miscellaneous state income taxes and foreign income taxes currently payable adjusted for certain discrete items which are fully recognized in the period they occur. Income tax expense was calculated on a year-to-date discrete basis due to the uncertainty of fourth quarter operating estimates and the large variability to the annual effective rate based on small changes to ordinary income for the year. For the same period in 2007, the income tax expense was a result of applying the estimated annual effective tax rate to cumulative income before taxes.

We have determined that negative evidence supports the need for a full valuation allowance against our net deferred tax assets at this time. We will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

We adopted FIN 48, regarding accounting for uncertain tax benefits, at the beginning of calendar year 2007. As of September 30, 2008, we have unrecognized tax benefits of approximately $1.9 million of which none, if recognized, would result in a reduction of our effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the nine months ended September 30, 2008.  Future changes in the remaining balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. We do not expect that the amount of our unrecognized tax benefits will significantly change within the next twelve months.

We are subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 1997 through 2007 remain open to examination by the federal and most state tax authorities due to certain acquired net operating loss and overall credit carryforward positions.

Liquidity and Capital Resources

In summary, our cash flows were (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Net cash provided by operating activities	$4,786	$8,260
Net cash (used in) investing activities	(2,749)	(18,186)
Net cash provided by (used in) financing activities	(5,645)	917
Effect of exchange rate fluctuations on cash and cash equivalents	(33)	(35)

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of September 30, 2008 cash, cash equivalents, short and long-term marketable securities were $44.0 million, a decrease of $2.6 million from $46.6 million at December 31, 2007.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, provisions for excess and obsolete inventories, changes in pre-acquisition deferred tax balances, other non-cash items, and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2008 of $4.8 million consisted primarily of net income of $1.8 million adjusted for non-cash items of $5.0 and a decrease in accounts receivable of $0.7 million partially offset by increases in current assets of $0.8 million and other assets of $0.7 million due to an increase in software and IP licenses and a decrease in accounts payable of $0.9 million. Cash provided by operating activities for the nine months ended September 30, 2007 of $8.3 million consisted primarily of net income of $0.6 million adjusted for non-cash items of $6.4 million and an increase in accounts payable of $4.1 million partially offset by an increase in other current assets of $2.3 million due to an increase in software and IP licenses.

Cash used in investing activities for the nine months ended September 30, 2008 of $2.7 million was due to capital expenditures of $1.6 million primarily to provide infrastructure for new product designs and purchases of marketable securities (net of sales and maturities of investments) of $1.1 million. Cash used in investing activities for the nine months ended September 30, 2007 of $18.2 million was due to purchases of marketable securities (net of sales and maturities of investments) of $15.9 million and capital expenditures of $2.3 million. Capital expenditures have generally been comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures.

Cash used in financing activities for the nine months ended September 30, 2008 of $5.6 million was due to common stock repurchases of $6.5 million partially offset by proceeds from the exercise of stock options of $0.9 million. Cash provided by financing for the nine months ended September 30, 2007 of $0.9 million was due to proceeds from the exercise of stock options.

The negative effect of exchange rates on cash and cash equivalents for the nine months ended September 30, 2008 and 2007 was due to the weakening of the U.S. dollar against other foreign currencies.

As of September 30, 2008, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
		Less than	1-3
	Total	1 Year	Years
Operating leases - facilities and equipment	$137	$109	$28
Software licenses	1,500	862	638
Inventory purchase commitments	3,343	3,343	-
Total cash obligations	$4,980	$4,314	$666

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

We offer pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. In general, we analyze current requests for credit in process, also known as ship and debits and inventory at the distributor to determine the ending sales reserve required for this program.  We also offer stock rotation rights to two distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. In general, we analyze current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required for this program. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.  In addition, we have arrangements with a small number of customers offering a rebate program on various products.  We record rebates as a reduction of revenue under the guidelines of Emerging Issues Task Force (“EITF’) 01-9, Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor’s Product).

Inventory Valuation

We evaluate the need for potential inventory provisions by considering a combination of factors, including the life of the product, sales history, obsolescence, and sales forecasts. Any adverse changes to our future product demand may result in increased provisions, resulting in decreased gross margin.  In addition, future sales on any of our previously written down inventory may result in increased gross margin in the period of sale.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on length of time the receivables are past due. Generally, our customers have between thirty to forty five days to remit payment of invoices. We record reserves for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected.  Once we have exhausted collection efforts, we will reduce the related accounts receivable against the allowance established for that receivable. We have certain customers with individually large amounts due at any given balance sheet date.  Any unanticipated change in one of those customers’ creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material adverse affect on our results of operations in the period in which such changes or events occur. Historically, our write-offs have been insignificant.

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

Taxes

We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of September 30, 2008, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. We will maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance.

Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents, short-term investments and long-term investments of $39.8 million at September 30, 2008.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  We invest primarily in high quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $6,000 decrease (less than 1%) in the fair value of our available-for-sale securities.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our Operating Results May Fluctuate Significantly Due To Factors Which Are Not Within Our Control

We have recently experienced a broad decrease in order rates across most product lines, markets and end customers, and expect a decrease in fourth quarter sales.

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

Other circumstances that can affect our operating results include:

•	the timing of significant orders, order cancellations and reschedulings;
•	the loss of one or more significant customers;
•	introduction of products and technologies by our competitors;
•	the availability of production capacity at the fabrication facilities that manufacture our products;
•	our significant customers could lose market share that may affect our business;
•	integration of our product functionality into our customers’ products;
•	our ability to develop, introduce and market new products and technologies on a timely basis;
•	unexpected issues that may arise with devices in production;
•	shifts in our product mix toward lower margin products;
•	changes in our pricing policies or those of our competitors or suppliers, including decreases in unit average selling prices of our products;
•	the availability and cost of materials to our suppliers;
•	general macro economic conditions; and
•	political climate.

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

The Cyclical Nature Of The Semiconductor Industry May Lead To Significant Variances In The Demand For Our Products

In the past, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand.  Also, during this time, the industry has experienced significant fluctuations in anticipation of changes in general economic conditions.  This cyclicality has led to significant variances in product demand and production capacity.  It has also accelerated erosion of average selling prices per unit on some of our products.  We may experience periodic fluctuations in our future financial results because of industry-wide conditions.

Because A Substantial Portion Of Our Net Sales Is Generated By A Small Number Of Large Customers, If Any Of These Customers Delays Or Reduces Its Orders, Our Net Revenues And Earnings Will Be Harmed

Historically, a relatively small number of customers have accounted for a significant portion of our net revenues in any particular period.  For the three months ended September 30, 2008, Excelpoint Systems Pte Ltd, Avnet, Inc. and Answer Technology, Inc. accounted for 29%, 14% and 12%, respectively, of net revenues. For the same period in 2007, Excelpoint Systems Pte Ltd and Answer Technology, Inc. accounted for 24% and 11%, respectively, of net revenues. For the nine months ended September 30, 2008, Excelpoint Systems Pte Ltd, Answer Technology, Inc. and Avnet, Inc. accounted for 29%, 12% and 12%, respectively, of net revenues. For the same period in 2007, Metatech and Excelpoint Systems Pte Ltd accounted for 23% and 11%, respectively, of net revenues. For both periods, no other individual direct customer or distributor represented greater than 10% of net revenues in any period presented.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. For the nine months ended September 30, 2008 and 2007, sales through distributors accounted for approximately 78% and 76%, respectively, of our net revenues. Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

Our Transition To A New Chief Executive Officer May Not Be Successful

Our board of directors appointed Ralph Schmitt as our Chief Executive Officer and as a member of our Board of Directors, effective November 3, 2008.  Mike Salameh, who is retiring as chief executive officer, will continue as a full-time employee for a short transition period and then continue to serve as a member of the board of directors.  While we have planned carefully for this transition, there are no assurances that we will be able to implement a smooth transition to our new Chief Executive Officer. Any failure to effectively transition the Chief Executive Officer position could have a material adverse effect on our business, results of operations or financial condition.

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

Sales outside of the United States accounted for approximately 77% of our revenues for the nine months ended September 30, 2008.  In 2007 and 2006, sales outside of the United States accounted for approximately 71% and 75% of our revenues, respectively.  Sales outside of the United States may fluctuate in future periods and may continue to account for a large portion of our revenues.  In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the United States, thereby exposing us indirectly to foreign risks.  Further, most of our semiconductor products are manufactured outside of the United States.  Accordingly, we are subject to international risks, including:

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

A Downturn In The Global Economy May Adversely Affect Our Revenues, Results Of Operations And Financial Condition

Demand for semiconductor components is increasingly dependent upon the rate of growth in the global economy.  If the rate of global economic growth slows, or contracts, customer demand for products could be adversely affected, which in turn could adversely affect revenues, results of operations and financial condition.  Many factors could adversely affect regional or global economic growth.  Some of the factors that could slow global economic growth include:

•	rising interest rates and poor availability of credit,
•	a slowdown in the rate of growth of the United States economy,
•	a slowdown in the rate of growth of other developed nation economies,
•	a significant act of terrorism which disrupts global trade or consumer confidence,
•	geopolitical tensions including war and civil unrest,
•	reduced levels of economic activity or
•	disruption of international transportation.

The recent challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased or would like to purchase. As a result, revenues may decline and reserves for doubtful accounts and write-offs of accounts receivable may increase. We maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market, and interest rate risks.  If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge which could adversely impact our financial results.

We May Be Required To Record A Significant Charge To Earnings If Our Goodwill Or Amortizable Intangible Assets Become Impaired

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a persistent decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would adversely impact our results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock.  In July 2008, our Board of Directors authorized an additional 2,000,000 shares under the repurchase program. At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.  Approximately 774,000 shares were repurchased for approximately $1.9 million in cash in 2002 and 2003. We did not repurchase any additional shares from January 1, 2004 through December 31, 2007. In the three and nine months ended September 30, 2008 we repurchased 74,000 and 956,000 shares, respectively, for approximately $0.5 million and $6.5 million, respectively.

The stock repurchase activity under the stock repurchase program during the three months ended September 30, 2008 is summarized as follows (in thousands, except per share amounts):

			Total Number of	Maximum Number Of
			Shares Purchased	Shares That May
	Total Number of	Average Price	As Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under The Plan
July 1, 2008 - July 31, 2008	74	6.91	74	2,269
August 1, 2008 - August 31, 2008	-	-	-	2,269
September 1, 2008 - September 30, 2008	-	-	-	2,269
Total	74		74	2,269

ITEM 6.  EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Finanical Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLX TECHNOLOGY, INC.

Date: October 30, 2008

By     /s/ Arthur O. Whipple

         Arthur O. Whipple
         Chief Financial Officer
         (Principal Financial Officer and duly authorized signatory)

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