Form 10-K
period 2008-12-31
PLX TECHNOLOGY INC
filed 2009-03-06
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Large accelerated filer [ ]    Accelerated filer [X]    Non-accelerated filer [ ]    Smaller Reporting Company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's common stock on June 30, 2008, as reported on The NASDAQ Global Market, was $125,018,084. Shares of common stock held by each executive officer and director and by each person who to the registrant's knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding at February 28, 2009 was 33,604,240.

DOCUMENTS INCORPORATED BY REFERENCE

PART III OF THIS REPORT ON FORM 10-K INCORPORATES INFORMATION BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT FOR ITS 2009 ANNUAL MEETING OF STOCKHOLDERS - ITEMS 10, 11, 12, 13 AND 14.

PLX Technology, Inc.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2008

PART I

ITEM 1: BUSINESS

Overview

 PLX Technology, Inc. ("PLX" or the "Company"), designs, develops, manufactures, and sells integrated circuits.  These interconnect products are a fundamental building block for standards-based subsystems.  The company markets its products to major customers that sell electronic systems in the server, storage, communications, industrial, and consumer markets.

Products based on current serial interconnect technology standards such as PCI Express, USB, SATA, and Ethernet provide capabilities to customers that previous parallel technologies did not.  They offer the ability for systems to scale in performance and capabilities, and allow for a standards-based building block approach that was not feasible in the past.  As these serial technologies have become mainstream, PLX has been able to offer differentiated products based on standard ports that provide scalability and performance at a high-volume price point.

The company is the market share leader in PCI Express switches and bridges.  We recognized the trend towards this serial, switched interconnect technology early, launched products for this market long before our competitors, and have deployed multiple generations of products to serve a general-purpose, horizontal market.  In addition to enabling customer differentiation through our product features, the breadth of our product offering is in itself a significant benefit to our customers, since we can serve the complete needs of our customers with cost-effective solutions tailored to the specific subsystem requirements.  Our long experience with PCI Express connectivity products enables PLX to deliver reliable devices that operate under non-ideal real-world system environments.

PLX is building on its broad, general purpose interconnect success, and in particular its success in enterprise storage, by focusing on a rapidly growing vertical market: Consumer/Small Office Home Office (SOHO) storage.  On January 2, 2009, PLX completed the acquisition of Oxford Semiconductor, Inc. (Oxford), a leading supplier of semiconductor components for the consumer and SOHO markets. Oxford has brought to market several generations of leadership products that allow storage customers to attach their disk subsystems directly to a computer through USB (DAS), or to attach them through their local area network (NAS).  We identified the shift from parallel to serial hard disk connectivity early, and benefited from this trend to be become the leader in high performance consumer/SOHO storage connectivity.   Our products provide the richest variety of connectivity options, including USB, SATA, eSATA, FireWire, and Ethernet, and offer capabilities such as RAID and data encryption at industry leading performance levels. Because the acquisition closed after the end of 2008, Oxford’s operating results are no included in this filing, but will be included in filings starting the first quarter of 2009.

PLX offers a complete solution consisting of semiconductor devices, software development kits, hardware design kits, operating system ports, and firmware solutions that enable added-value features in our products.  We differentiate our products by offering higher performance and lower power, and by enabling a richer customer experience based on proprietary features that enable system-level customer advantages, and by providing capabilities that enable a customer to get to market more quickly.

The PLX growth strategy has several key components:

•	Identify the technology trends and discontinuities that drive high-volume markets, and deliver appropriate products to that market before the competition;
•	Deliver comprehensive solutions, including semiconductor devices, the necessary software and development kits to allow rapid time-to-market, and worldwide local technical support;
•	Offer added-value features that enable our customers to differentiate their products;
•	Focus on adding value at high volume price points;

PLX is a Delaware corporation established in 1986 with headquarters at 870 W. Maude Avenue, Sunnyvale, California 94085. The telephone number is (408) 774-9060. Additional information about PLX is available on our website at http://www.plxtech.com. Information contained in the website is not part of this report.

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on our website, http://www.plxtech.com, as soon as reasonably practicable after the reports have been filed with or furnished to the Securities and Exchange Commission.

Industry Background

The market for industry-standard interconnect has been invigorated by new state-of-the-art serial technologies.  Previous parallel technologies, such as PCI, provided basic connectivity, but did not offer the necessary scalability, reliability, cost, and features for complex processing systems.  As the subsystems, including the processing engines and end point devices became more powerful, the true bottleneck in the system was not the device and processor speed, but rather how quickly the data could be transferred to and from the different subsystems.

At the same time the cost, complexity, and time-to-market problems of developing robust, high performance interconnect vehicles lead to the development of standards that provide the performance and features necessary for high performance systems, but do so at a cost point that can only be achieved through high volume standard products.

These serial technologies enabled, for the first time, the ability to offer high performance, feature-rich computing solutions using off-the-shelf standards-based building blocks.  The building block approach has enabled the designers of these systems to bring to market their products more quickly, and with a vastly lower cost of development.  In addition, the software base that has built up around these standard solutions allow the system designer to focus on their own added value, rather than recreating the basic plumbing necessary to move the data around.

PLX focuses on connecting together subsystems based on high volume, standard connection points.  There are several aspects of this.  In one aspect, the company serves a horizontal market need with its general purpose PCI Express and USB devices.

PCI Express is the primary interconnection mechanism inside computing systems today.  By remaining software compatible with the previous, ubiquitous parallel technology, the new switched serial PCI Express quickly became the connection of choice for the majority of devices in the industry.  Since there is a PCI Express port on almost every system building block, the least costly and highest performance approach for connecting the devices together is through this interconnection pathway.  However, to provide appropriate connection between subsystems in complex multi-chip systems, a switch is the most cost-effective approach.  The switch is thus a fundamental building block for the system, carrying data to and from the subsystems without impeding the native performance of the underlying devices.  For those few end points which do not have native PCI Express connections, PLX also provides bridges to translate the protocol.

The Universal Serial Bus (USB) was designed to replace the expensive, slow, unreliable, and unscalable parallel interconnects of the time, originally to connect PCs with peripherals such as printers and external storage.  Its speed has been upgraded continuously since its initial rollout, and USB has become the most popular “box-to-box” interconnect in the industry.  USB has become the natural way that users upgrade their system with peripherals, eliminating the need to open the box and add plug-in cards.

PLX has recently added a vertical market capability to its more general-purpose interconnect products.   These products address the fast growing consumer/SOHO storage market.  The amount of digital data that consumers need to store is increasing exponentially.  Trends such as digital photography, digital video, MP3s and the on-line distribution of high-definition movies are driving increased sales of external storage devices in the consumer market.  Corresponding with these trends, demand for data-protection features such as redundant array of inexpensive disks (RAID), automatic back-up, and encryption is also growing.

The Direct Attached Storage (DAS) market consists of products that allow the user to upgrade their storage through the USB connection on their PC.  These systems can be configured in a variety of ways.  The simplest of such systems consist of single drive upgrades to increase capacity, for backup, or to provide security encryption.  By adding multiple drives to the connection, the user can make use of standards such as RAID for higher reliability (by mirroring the information on multiple disks) or higher performance (by reading and writing to multiple disks at once).  The disks themselves have made the migration to serial technology along with the rest of the interconnect world, and the SATA (Serial ATA) interface is now the fastest growing opportunity for external interconnect devices.

The Network Attached Storage (NAS) solution  is well established in the enterprise market, but is still in the early stages for the consumer market.  This technology adds storage to the system through the network in either a wired or wireless manner.  This allows the data to be saved and retrieved from more than one computer, and allows the data to be available from network-ready appliances even when the main computer is not available.  Along with basic storage, NAS products offer added-value opportunities by combining subsystems as part of the connected device.  This can be straightforward combinations such as a home gateway, which combines multiple subsystems in a single box to reduce cost, power, and space.  But this concept can be extended to add features within the NAS box that accelerate multimedia applications or provide sophisticated encryption capabilities.

Strategy

PLX provides standards-based, off-the-shelf interconnect solutions to enable high performance, low cost, added-value features, and rapid time-to-market.  Although the external connections are standard in order to enable high volume markets, the products themselves offer proprietary advantages through innovative technology.

PLX identifies technology trends, and provides products that cater to these trends during the early, high growth phase of the technology market discontinuity.  This allows the company to establish itself as the leader, and provides a powerful incumbency benefit as the technology becomes mainstream.

•
PLX recognized the promise of PCI Express in the early days of the standard, and brought to market leadership switches and bridges in 2004, gaining market share at the key customers necessary for success.  The company continues to enjoy market share leadership in the PCI Express interconnect market.

•	The company identified the move from Parallel ATA to Serial ATA (SATA), and gained an early lead in this high growth market with our DAS product line.
•
PLX is now offering our 2nd generation of NAS products to the consumer market, building on our System-On-A-Chip (SOC) capability and our strong software and firmware strength to offer leadership features to this early market.

The company focuses on offering leadership features to our customers at a high volume price point.

•
We focus on system level performance in all of our products.  Since the interconnect has such a large impact on system performance, we identify those areas that might limit overall latency or throughput and enhance them.  This is done through advanced silicon design techniques, and also through innovative software drivers that identify where the overhead is in the system.

•
We provide low power solutions to our customers, since this has become a major differentiator for total system cost and environmental reasons.  PLX offers reduced power through technology choices, and through design techniques that modulate power for sections of the device that are not in use.

•
We offer added-value features that enable customer product differentiation.  This includes features such as non-transparency for multiprocessor capability, multiple virtual channels for communications backplanes, integrated DMA for higher performance in control planes, and encryption for storage systems.  On our storage products, we can enable customized features and enhance the performance of existing features through firmware.

•
PLX focuses on providing these capabilities at high volume cost points.  We have a full COT (Customer Own Tooling) capability – where PLX handles all of the design, placement, and layout of the circuits, and we manage the packaging and test pipeline.  We deploy our products on mainstream, high volume semiconductor technology process nodes, and use advanced synthesis and layout techniques to provide the best trade-off between features and cost.

PLX provides more than just the semiconductor device.  We focus on providing the whole product, and offering support that enables our customers to get to market quickly with a robust high-end product.

•
We supply a hardware Rapid Development Kit (RDK) as part of our standard offering.  This allows customers to evaluate our products easily, and enables software development and interoperability testing to begin prior to the customer developing their own hardware.

•	PLX provides simulation models to customers that allow them to develop their own devices and verify that they interoperate with our products prior to getting silicon.
•
We provide a complete Software Development Kit (SDK) that provides kernel-level drivers, a user-level application programming interface (API), sample code for some of the advanced features, and a state-of-the-art graphical user interface (GUI) that allows customers to easily bring up their system.  Support is provided for industry-leading operating systems.

•
In addition to these visible features, our products also include in-chip capabilities that allow rapid debug of complex system problems in order to improve time-to-market.  This allows high speed signals to be effectively debugged in the field without adding special instrumentation.

•	We offer worldwide technical support, with local, direct Field Applications Engineers (FAEs) in North America, Europe, and throughout Asia.

The company has also enhanced its overall growth through acquisitions that provide synergy with our overall added-value strategy.

On December 15, 2008, we signed a definitive agreement to acquire all of the outstanding shares of capital stock of Oxford, a privately held fabless provider of industry-leading silicon and software for the SOHO storage markets.  The acquisition closed on January 2, 2009.

Established in 1992, Oxford has been providing reliable, high-performance silicon and software solutions to interconnect digital systems, including PCIe, USB, FireWire, Ethernet, SATA and eSATA.  Oxford’s corporate headquarters were located in Milpitas, California, with most of its employees based in Oxford’s design center in Abingdon, United Kingdom.  The rapidly growing consumer and SOHO external storage markets account for the majority of Oxford’s sales.  Oxford provides advanced system-on-chip solutions for both direct-attached storage (DAS) and network-attached storage (NAS) external drives.  Oxford has a reputation for providing innovative and reliable chip, software and firmware solutions for consumer storage needs and counts leading manufacturers and marketers as customers, including Seagate, Western Digital, LaCie, Hewlett Packard, and Macpower.

We believe that through this acquisition, we have a leadership position in two of the fastest-growing interconnect chip markets – PCI Express-based systems and consumer external storage.  Major synergies include common interconnect technologies and design flows, sales, marketing and support systems, and supply chains.  Most importantly, we can create innovative products that combine the considerable intellectual property and industry knowledge of Oxford and PLX.  The two companies share a customer-focused business philosophy that includes delivering the highest quality products and services, and a culture that rewards innovation and results.

We continue to evaluate our business strategies and may complete additional acquisitions in future periods.

Technology

PLX focuses on providing differentiated products to leadership customers.  In order to achieve this, we have developed unique core competencies in the underlying technologies necessary for success.

Semiconductor Design. Our engineers have substantial expertise in designing complex, reliable, high performance products.  We utilize state-of-the-art EDA tools and techniques for the entire design pipeline, and have developed proprietary verification mechanisms to ensure robust operation prior to committing to silicon.  It is relatively straightforward to get a device to operate in normal, error free environments.  It is much more challenging to have that device operative predictably and reliably in environments where errors occur in the system, and where unexpected or complex combinations of transactions occur.  PLX has built up an industry-leading suite of tests that ensure such reliable operation in real-world customer systems.

In addition to software-based simulation techniques, we have also invested in a flexible hardware-based emulation platform that enables our designers to run real software on a version of our design prior to committing to silicon.  This allows our products to operate in more complex system-level environments, where subtle and undocumented behaviors often exist.

PLX has a dedicated team and the appropriate EDA tools to translate the design into the database that is used to fabricate the device.  This physical design capability allows the company to provide a smaller, lower power product, since the engineers who are doing this placement and layout work are part of our staff and work with the design engineers from the start of the project.  This capability also allows us to produce a product with higher signal integrity, which enables the device to work in a wider range of noisy environments more predictably.

When we receive our initial sample silicon back from the fab, we have a dedicated group of engineers to fully validate the product prior to sending it to our broad customer base.  As with the pre-silicon verification, this post-silicon phase makes use of our years of product releases to ensure reliable product operation.  We have invested in the talent and equipment, and use our extensive proprietary test suites, to fully validate the device.  In addition, we have built up a broad interoperability lab, where we exercise the product with a growing number of other components and subsystems to ensure reliable operation in a range of real-world environments.

System-on-a-Chip Expertise. Our storage products are integrated, dedicated computer SOCs.  We have the verification, emulation, and integration capability to combine these subsystems on a single piece of silicon through tools and expertise that we have developed through many generations of such devices.  In addition to being able to allow basic connectivity between different interconnect standards, we focus on providing higher performance than our competitors by including on-chip acceleration engines, and by understanding how the system level software operates with the hardware in actual systems.

Software Technology. The company has invested in a complete software development capability.  In order to enable our customers to get to market quickly, PLX provides device drivers that support our products for the most popular operating system platforms, as well as API libraries that allow programmers to quickly make use of our products.   In order to ensure that our products provide the highest performance possible, we have developed the tools and expertise to understand where the software bottlenecks occur in real-world systems, and our device drivers make use of this knowledge to increase the performance of targeted applications such as multimedia data transfer across a network.

Our products have proprietary hardware features that allow complex problems to be solved in the field without special instrumentation, and performance monitoring hardware that makes visible important system performance metrics.  We include software as part of our normal release that takes these hardware features and allows them to be easily deployed through a modern GUI interface.  We also enable the programmer to view and change the registers in our device quickly and easy – and even access an on-line databook explanation of the register directly - with our industry-leading PLXMon application.

Our storage products are complex computer systems, with an on-chip processors and special purpose building blocks.  We develop our own firmware for these systems that orchestrate the operation of the subsystems to provide high performance and reliable operation under often chaotic external environments.  Our firmware allows PLX to enable features for specific applications without needing to create new silicon, and it gives the company an opportunity to improve performance in existing systems as the needs of the system change.

Products

Our products consist of interconnect semiconductor products, fully supported by the software and hardware kits that enable our customers to get to market quickly with robust, differentiated products.

PCI Express Switches.  Since PCI Express is a serial, point-to-point serial interconnect standard, it requires a switch to connect a single PCI Express port from a processor or chipset to multiple end-points.  Examples of applications include fan-out in servers and storage systems, dual graphics in gaming and workstation systems, control planes in networking and communications systems and backplanes in embedded and industrial equipment. PLX switches allow aggregation of multi-channel Gigabit Ethernet, Fibre Channel, graphics and SAS cards to the host. PLX switch products are offered in various configurations as requirements vary from one application to the next. PCI Express switches have become a basic building block in systems being designed today using this standard.  PLX started with the Gen 1 family of PCI Express at 2.5 Gigabits per second in 2004, followed by Gen 2 products in late 2007, where the data rate has doubled to 5.0 Gigabits per second.

PCI Express Bridges.   PCI Express Bridges enable conventional PCI products (32-bit/33 MHz, 32-bit/66 MHz and even 64-bit/133 MHz PCI-X) to be upgraded for use in new PCI Express systems.  This allows users to quickly bring a new product to market.  Applications using these bridge devices include servers, storage host bus adapters, graphics, TV tuners and security systems.   The reverse bridging feature also allows users to bridge backwards allowing the latest PCI Express based powerful CPUs/Graphics processors to still service and support the legacy PCI and PCI-X market.  We also offer bridges that translate PCI Express to general purpose serial and parallel ports.

Direct Attached Storage (DAS).  DAS devices are System-on-a-Chip (SOC) products that allow external storage to be easily connected to a PC through either a USB, FireWire, or eSATA connection.  PLX products offer the widest range of connection possibilities, and the most complete feature set, including single, dual, and quad hard disk connection,  RAID, and encryption.  The PLX devices have industry leading performance across all interfaces.

Network Attached Storage (NAS).  NAS products provide storage that attaches to a Local Area Network (LAN).  PLX NAS products are aimed at the consumer/SOHO market, and are SOC devices that combine Ethernet, USB, and SATA ports with other standard interfaces necessary to complete a state-of-the-art network appliance.  PLX products include a PCI interface to easily create complete subsystems, a DDR DRAM interface, and on-chip capabilities such as TCP off-load, RAID, and encryption.  These basic building blocks are enabled with high performance firmware that runs on a powerful, low power ARM processor.

PCI Bridges. PLX offers a range of general purpose bridges that translate and extend the PCI bus.  These products offer a bridge between the PCI and a variety of other serial and parallel general purpose interfaces.  Our PCI-to-PCI bridges are chips that increase the number of peripheral devices that can be included in a microprocessor-based system. PLX’s bridge product line spans the entire PCI range, from 32-bit 33MHz through 64-bit 66MHz, and includes 133MHz PCI-X devices.

USB Interface Chips.  USB interface chips are used by computer peripherals to connect to a PC through an external cabled connection.  The current mainstream version of this spec, called USB 2.0, can be found today on devices like multi-function printers, DVD camcorders, portable media players, portable navigation systems, digital cameras, PDAs and hard disks.  Our USB interface chips offer connection to both PCI or to a generic interface, providing a simple connection that offers high performance.

Customers

We supply our products to the leading companies in the server, storage, communications, industrial, and consumer markets, and more than 1,000 electronic equipment manufacturers incorporate our semiconductor devices in their systems.  Since the products that we design and sell have innovative features, and since there is normally a software impact to the vendor choice, the customer design team typically selects the sole-source hardware and software components early in the design cycle. Generally, the system will incorporate these same components throughout its product life because changes require an expensive re-engineering effort. Therefore, when our products are designed into a system, they are likely to be used in that system throughout its production life.

Competition

Competition in the semiconductor industry is intense. If our target markets continue to grow, the number of competitors may increase significantly. In addition, new semiconductor technologies may lead to new products that can perform similar functions as our products.

We believe that the principal factors of competition in our business include functionality, product performance, price, product innovation, availability of development tools, customer service and reliability. We believe that we compete favorably with respect to each of these factors. We differentiate our products from those of our competitors by incorporating innovative features that allow our customers to build systems based on industry standards that provided more features, and higher performance. Furthermore, in general, our software and hardware development tools are more comprehensive than competing solutions.

Competition in the various markets we serve comes from companies of different sizes, many of which are significantly larger and have greater financial and other resources. Our principal products compete with standard products from companies such as Cypress Semiconductor, Genesys Logic, Gennum, IDT, Intel, NEC, Pericom Semiconductor, NXP Semiconductor, Renesas, Texas Instruments, Tundra Semiconductor, Marvell, Symwave, Cortina, MosChip, JMicron, and Initio.

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

Sales in North America represented 31%, 29% and 30%, of net revenues for 2008, 2007 and 2006, respectively. All worldwide sales to date have been denominated in U.S. dollars. We have one operating segment, the sale of semiconductor devices. Additional segment reporting information is included in Note 12 of Notes to the Consolidated Financial Statements in this form 10-K.

Net revenues through distributors accounted for approximately 80%, 77% and 70% of our net revenues for 2008, 2007 and 2006, respectively. Included in 2006 distributor revenues is the amount of $2.8 million, or 3.4% of total net revenues, resulting from the change in the accounting for revenues to distributors. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Revenue Recognition” in this Form 10-K for details on the change in accounting for distributor revenues.  Revenues related to sales through distributors are expected to continue to account for a large portion of our total revenues. See "Item 1A, Risk Factors - Certain Factors That May Affect Future Operating Results - A Large Portion of Our Revenues Is Derived from Sales to Third-Party Distributors Who May Terminate Their Relationships with Us at Any Time" in this Form 10-K.

In 2008, sales to Excelpoint Systems Pte Ltd, Answer Technology, Inc. and Avnet, Inc., distributors, accounted for 29%, 13% and 12%, respectively, of our net revenues. In 2007, sales to Excelpoint Systems Pte Ltd, Metatech and Answer Technology, Inc. accounted for 18%, 17% and 10%, respectively, of our net revenues. In 2006, sales to Metatech and Answer Technology, Inc. accounted for 31% and 10%, respectively, of our net revenues.  No other distributor or direct customer accounted for more than 10% of net revenues in any period presented.

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

Our research and development expenditures totaled $27.1 million, $24.4 million and $20.2 million in 2008, 2007 and 2006, respectively. Research and development expenses consist primarily of tape-out related costs at our independent foundries, salaries and related costs, including share-based compensation and expenses for outside engineering consultants. We perform our research and development activities at our headquarters in Sunnyvale, California and beginning in 2009, we will have additional research and development activities in Abingdon, United Kingdom. We periodically seek to hire additional skilled development engineers who are currently in short supply. Our business could be adversely affected if we encounter delays in hiring additional engineers. See "Item 1A, Risk Factors - Certain Factors That May Affect Future Operating Results - We Could Lose Key Personnel Due to Competitive Market Conditions and Attrition" in this Form 10-K.

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

Manufacturing

We have adopted a "fabless" semiconductor manufacturing model and outsource all of our semiconductor manufacturing, assembly and testing. This approach allows us to focus our resources on the design, development and marketing of products and significantly reduces our capital requirements. Currently, our products are primarily being fabricated, assembled or tested by AMD, Advanced Semiconductor Engineering, Fujitsu, FST, NEC, Seiko-Epson Semiconductor, STATS ChipPAC Ltd., Taiwan Semiconductor Manufacturing Corporation and UMC. These manufacturers assemble and test our products based on the design and test specifications we have provided. A small number of our products are currently manufactured by more than one supplier, and we expect a substantial amount of our products to be single-source manufactured for the foreseeable future. We must place orders two to four months in advance of expected delivery of finished goods. We maintain inventory levels based on current lead times from foundries plus safety stock to account for unanticipated interruption in supply and fluctuations in demand. Our inventory comprises a large portion of our working capital. As a result, we have limited ability to react to fluctuations in demand for our products which could cause us to have an excess or a shortage of inventory of a particular product and reduced product revenues.

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

Intellectual Property

 Our future success and competitive position depend upon our ability to obtain and maintain the proprietary technology used in our principal products. Most of our current products include implementations of the PCI, PCI Express and USB industry standards, which are available to other companies. We currently have no patents on any of our I/O accelerator products and rely instead on trade secret protection. We hold 9 patents on switch technology that will expire at various dates beginning in 2014 through 2023. In addition, through our acquisition of Oxford, we own 7 other patents that will expire at various dates between 2027 and 2028. In the future, we plan to seek patent protection when we believe it is necessary.

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

Employees

As of December 31, 2008, we employed a total of 158 full-time employees, including 71 engaged in research and development, 57 engaged in sales and marketing, 3 engaged in manufacturing operations and 27 engaged in general administration activities. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Risks and uncertainties that could cause actual results to differ materially from those described herein include the following:

Global Economic Conditions May Continue to Have an Adverse Effect on Our Businesses and Results of Operations.

The recent severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy are contributing to slowdowns in the industries in which we operate.  Economic uncertainty exacerbates negative trends in spending and may cause certain customers to push out, cancel, or refrain from placing orders, which may reduce revenue. Difficulties in obtaining capital and deteriorating market conditions may also lead to the inability of some customers to obtain affordable financing, resulting in lower sales. Customers with liquidity issues may lead to additional bad debt expense. These conditions may also similarly affect key suppliers, which could affect their ability to deliver parts and result in delays in the availability of product.  Further, these conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. In addition, we maintain an investment portfolio that is subject to general credit, liquidity, market and interest rate risks that may be exacerbated by deteriorating financial market conditions and, as a result, the value and liquidity of the investment portfolio could be negatively impacted and lead to impairment.  If the current economic conditions are prolonged or deteriorate further, or if we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

Our Operating Results May Fluctuate Significantly Due To Factors Which Are Not Within Our Control

In the fourth quarter of 2008, we experienced a broad decrease in order rates across most product lines, markets and end customers, and expect to report a decrease in sales in the first quarter of 2009.

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

Other circumstances that can affect our operating results include:

•	the timing of significant orders, order cancellations and reschedulings;
•	the loss of one or more significant customers;
•	introduction of products and technologies by our competitors;
•	the availability of production capacity at the fabrication facilities that manufacture our products;
•	our significant customers could lose market share that may affect our business;
•	integration of our product functionality into our customers’ products;
•	our ability to develop, introduce and market new products and technologies on a timely basis;
•	unexpected issues that may arise with devices in production;
•	shifts in our product mix toward lower margin products;
•	changes in our pricing policies or those of our competitors or suppliers, including decreases in unit average selling prices of our products;
•	the availability and cost of materials to our suppliers;
•	general macroeconomic conditions; and
•	political climate.

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

 Historically, a relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. In 2008, sales to Excelpoint Systems Pte Ltd, Answer Technology, Inc. and Avnet Inc. accounted for 29%, 13% and 12%, respectively, of net revenues. In 2007, sales to Excelpoint Systems Pte Ltd, Metatech and Answer Technology, Inc. accounted for 18%, 17% and 10%, respectively, of net revenues.  In 2006, sales to Metatech and Answer Technology, Inc. accounted for 31% and 10% of our net revenues. No other distributor or direct customer accounted for more than 10% of net revenues in any period presented.

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

In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions.  Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business.  See “Item 1, Business - Competition” and “-Products” in this Form 10-K.

Our Independent Manufacturers May Not Be Able To Meet Our Manufacturing Requirements

We do not manufacture any of our semiconductor devices.  Therefore, we are referred to in the semiconductor industry as a “fabless” producer of semiconductors.  Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications.  We currently have third party manufacturers located in China, Japan, Korea, Malaysia, Singapore and Taiwan that can produce semiconductors which meet our needs.  However, as the semiconductor industry continues to progress towards smaller manufacturing and design geometries, the complexities of producing semiconductors will increase.  Decreasing geometries may introduce new problems and delays that may affect product development and deliveries.  Due to the nature of the semiconductor industry and our status as a “fabless” semiconductor company, we could encounter fabrication-related problems that may affect the availability of our semiconductor devices, delay our shipments or may increase our costs.

Only a small number of our semiconductor devices are currently manufactured by more than one supplier.  We place our orders on a purchase order basis and do not have a long term purchase agreement with any of our existing suppliers.  In the event that the supplier of a semiconductor device was unable or unwilling to continue to manufacture our products in the required volume, we would have to identify and qualify a substitute supplier.  Introducing new products or transferring existing products to a new third party manufacturer or process may result in unforeseen device specification and operating problems.  These problems may affect product shipments and may be costly to correct.  Silicon fabrication capacity may also change, or the costs per silicon wafer may increase.  Manufacturing-related problems may have a material adverse effect on our business.

Lower Demand For Our Customers’ Products Will Result In Lower Demand For Our Products

Demand for our products depends in large part on the development and expansion of the high-performance microprocessor-based systems markets including networking and telecommunications, enterprise and customer storage, imaging and industrial applications.  The size and rate of growth of these microprocessor-based systems markets may in the future fluctuate significantly based on numerous factors. These factors include the adoption of alternative technologies, capital spending levels and general economic conditions.  Demand for products that incorporate high-performance microprocessor-based systems may not grow.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. Sales through distributors accounted for approximately 80%, 77% and 70% of our net revenues in 2008, 2007 and 2006, respectively. Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

Our Transition To A New Chief Executive Officer May Not Be Successful

On November 3, 2008 our board of directors appointed Ralph Schmitt as our chief executive officer and as a member of our board of directors.  Mike Salameh, retired as chief executive officer, continued as a full-time employee for a short transition period and continues to serve as a member of the board of directors.  While we have planned carefully for this transition, there are no assurances that we will be able to implement a smooth transition to our new chief executive officer. Any failure to effectively transition the chief executive officer position could have a material adverse effect on our business, results of operations or financial condition.

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

If We Do Not Successfully Integrate Oxford With PLX, We May Not Achieve Our Anticipated Synergies And Could Adversely Affect Our Financial Condition

In January 2009, we completed the acquisition of Oxford, a provider of reliable, high-performance silicon and software solutions to interconnect digital systems, including serial, parallel, USB, FireWire, Ethernet, SATA and eSATA.  We have begun integrating Oxford’s operations with ours.  Although we believe the integration of Oxford’s operations will not present any significant difficulties, there can be no assurance that we will not encounter substantial difficulties during the integration.  A substantial delay in the integration of Oxford could result in a delay or failure to achieve the anticipated synergies, which could adversely impact our results of operations.  The possible difficulties of combining the operations of the companies include, but are not limited to:

•	the integration and consolidation of corporate and administrative infrastructures, including computer information systems;
•	the integration of the sales force and customer base;
•	possible inconsistencies in controls, policies and procedures and business cultures;
•	the retention of key employees;
•	the possible diversion of management’s attention from ongoing business concerns; and
•	the possibility of costs or inefficiencies associated with the integration of the operations of the combined company.

  Our failure to be successful in addressing these risks or other problems encountered in our past or future acquisitions could cause us to fail to realize the anticipated benefits of such acquisitions and could have an adverse impact on our results of operations.

Acquisitions Could Adversely Affect our Financial Condition Could Expose Us to Unanticipated Liabilities

As part of our business strategy, we expect to continue to review acquisition prospects that would complement our existing product offerings, improve market coverage or enhance our technological capabilities.  The Oxford acquisition, as well as potential future acquisitions, could result in any or all of the following:

•	potentially dilutive issuances of equity securities;
•	large acquisition-related write-offs;
•	potential patent and trademark infringement claims against the acquired company;
•	the incurrence of debt and contingent liabilities or amortization expenses related to other intangible assets;
•	difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies;
•	the incurrence of additional operating losses and expenses of Oxford or other potential companies we may acquire;
•	possible delay or failure to achieve expected synergies;
•	diversion of management’s attention from other business concerns;
•	risks of entering geographic and business markets in which we have no or limited prior experience; and
•	potential loss of key employees.

In addition, we filed a registration statement on Form S-3 on January 16, 2009, which has not yet been declared effective, covering 9,000,000 shares of our common stock, 5,600,000 of which were issued to Oxford stockholders on January 2, 2009, when the acquisition was completed, and 3,400,000 of which may be issued, subject to advance approval by our stock holders in the future, in satisfaction of the $14.2 million principal balance of the promissory note we issued to Oxford stockholders on completion of the acquisition. This registration statement would enable the holders of the registered shares to resell those shares in the public market without legal resale restrictions, if they so choose and subject to market conditions. We cannot predict the extent, if any, to which the issuance of the additional shares in connection with the Oxford acquisition would adversely affect the trading price of our stock, particularly in light of the current financial, stock market and economic turmoil.

Because We Sell Our Products To Customers Outside Of North America And Because Our Products Are Incorporated With Products Of Others That Are Sold Outside Of North America We Face Foreign Business, Political And Economic Risks

Sales outside of the United States accounted for 77%, 71% and 75% of our net revenues in 2008, 2007 and 2006, respectively.  Sales outside of North America may fluctuate in future periods and may continue to account for a large portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the Unites States, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of the United States. Accordingly, we are subject to international risks, including:

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

We May Be Required To Record A Significant Charge To Earnings If Our Goodwill, Amortizable Intangible Assets Or Other Long Lived Asset Become Impaired

Under generally accepted accounting principles, we review our amortizable intangible and long lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment annually during the fourth quarter and between annual tests in certain circumstances. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill, amortizable intangible assets or other long lived assets may not be recoverable, include a persistent decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. As a result of the goodwill impairment testing in the fourth quarter of 2008 we have fully impaired the goodwill and remaining intangible assets associated with the Sebring, HiNT Corporation and NetChip Technology, Inc. acquisitions for a total of $35.5 million. During this review we also recorded an impairment charge of $18.8 million due to the decline in the value of our Sunnyvale headquarters building. We may record additional goodwill and other intangible assets related to the acquisition of Oxford and potential future acquisitions. We may be required to record a significant charge in our financial statements during the period in which any additional impairment of our goodwill, amortizable intangible assets or other long lived assets is determined, which would adversely impact our results of operations.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We own one facility in Sunnyvale, California, which has approximately 53,000 square feet. This facility comprises our headquarters and includes our research and development, sales and marketing and administration departments.  Internationally, we lease sales offices in China, Japan, Korea and Taiwan. These leases comprise approximately 4,600 square feet and have terms expiring on or prior to March 2010. As of January 2009, we have additional leased offices associated with the Oxford acquisition in Irvine, Milpitas, China, Singapore, Taiwan and the United Kingdom. We believe that our current facilities will be adequate through 2009.

ITEM 3: LEGAL PROCEEDINGS

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended December 31, 2008.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Market and has been quoted on The NASDAQ Global Market under the symbol "PLXT" since its initial public offering on April 5, 1999. The following table sets forth, for the periods indicated, the range of quarterly high and low sales price for our common stock as reported on The NASDAQ Global Market:

2008	High	Low
First Quarter	$9.56	$5.76
Second Quarter	9.40	6.32
Third Quarter	7.65	4.50
Fourth Quarter	5.07	1.51

2007	High	Low
First Quarter	$13.40	$9.16
Second Quarter	11.95	9.60
Third Quarter	13.72	9.86
Fourth Quarter	11.30	8.83

As of February 28, 2009, there were approximately 122 holders of record of our common stock and as of that date, the last reported sales price of our common stock was $2.14.

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

Securities Authorized For Issuance Under Equity Compensation Plans

This information is incorporated herein by reference to the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders under the heading "Equity Compensation Plan Information."

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock. In July 2008, our Board of Directors authorized an additional 2,000,000 shares under the repurchase program.  At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.  Approximately 774,000 shares were repurchased for approximately $1.9 million in cash in 2002 and 2003. We did not repurchase any additional shares from January 1, 2004 through December 31, 2007. In 2008, we repurchased 956,000 shares for approximately $6.5 million. There were no repurchases in the fourth quarter of 2008. As of December 31, 2008, under the Board’s repurchase authorization, we had the capacity to repurchase an additional 2,269,000 shares.

Performance Graph

	Cumulative Total Return
	12/03	12/04	12/05	12/06	12/07	12/08
PLX Technology, Inc.	100.00	117.51	97.18	147.34	105.08	19.44
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
Philadelphia Semiconductor	100.00	88.84	115.83	128.45	125.92	91.10

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

	Years Ended December 31,
	2008 (1)	2007	2006 (3)	2005	2004 (4)
	in thousands, except per share data
Consolidated Statement of Operations Data:
Net Revenues	$81,068	$81,734	$81,425	$54,615	$54,449
Gross Margin	48,282	49,525	47,630	35,002	35,710
Operating Income (Loss)	(57,947)	(643)	1,715	(2,306)	(831)
Net Income (Loss)	(56,530)	1,174	3,006	(1,748)	(642)
Basic Net Income (Loss) Per Share	$(2.00)	$0.04	$0.11	$(0.06)	$(0.03)
Shares Used to Compute Basic Per Share Amounts	28,203	28,724	28,177	27,198	25,422
Diluted Net Income (Loss) Per Share	$(2.00)	$0.04	$0.10	$(0.06)	$(0.03)
Shares Used to Compute Diluted Per Share Amounts	28,203	29,156	28,925	27,198	25,422

	Years Ended December 31,
	2008 (2)	2007	2006	2005	2004
	in thousands
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$6,865	$19,175	$32,804	$21,028	$9,556
Working Capital	49,153	50,153	49,031	36,994	23,108
Total Assets	77,260	135,800	127,948	117,911	110,473
Total Stockholders' Equity	$69,203	$127,892	$120,926	$107,489	$102,159

(1)	Results of operations for 2008 include impairment charges of $54.3 million and acquisition related fees of $0.8 million.
(2)	Total assets and stockholders’ equity for 2008 reflect impairment charges of $54.3 million.
(3)
Results of operations for 2006 include an increase in revenues and cost of revenues of $2.8 million and $0.9 million, respectively, as a result from a change in accounting for revenues to distributors.

(4)	Results of operations for 2004 include a $1.1 million charge for in-process research and development as it relates to the acquisition of NetChip Technology, Inc. in May 2004.

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

•	our belief that we must continuously develop our devices using more advanced processes to remain competitive on a cost and performance basis;
•	our belief that the transition of our products to smaller geometries will be important for us to remain competitive;
•	our plan to seek patent protection when necessary;
•	our belief that our current facility will be adequate through 2009;
•	our intention to retain earnings for use in our business and not to pay any cash dividend in the foreseeable future;
•	our belief that our long-term success will depend on our ability to introduce new products;
•	our belief that we may be required to carry higher levels of inventory because of the difficulty in predicting future levels of sales and profitability;
•	our belief that we will achieve synergies related to the Oxford acquisition;
•	our expectation that selling, general and administrative expenses in absolute dollars will increase in future periods;
•	our expectation that we will modestly increase capital expenditures in 2009; and
•	our belief that our existing resources, together with cash expected to be generated from our operations, will be sufficient to meet our capital requirements for at least the next twelve months.

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

Overview

PLX was founded in 1986, and between 1994 and 2002 we focused on development of I/O interface semiconductors and related software and development tools that are used in systems incorporating the PCI standard.  In 1994 and 1995, a significant portion of our revenues were derived from the sale of semiconductor devices that perform similar functions as our current products, except they were based on a variety of industry standards.  Our revenues since 1996 have been derived predominantly from the sale of semiconductor devices based on the PCI standard to a large number of customers in a variety of applications including servers, networking and telecommunications, enterprise storage, imaging, industrial and other embedded applications as well as in related adapter cards.  In 2002, we shifted the majority of our development efforts to PCI Express.  In September 2004, we began shipping products based on the PCI Express standard for next-generation systems.  Between 2004 and 2007, an industry-wide adoption of the PCI Express standard took place. PCI Express went from being one of many new protocols in the market to becoming the interconnect of choice and a basic building block of systems. Being a market leader in PCI Express, our line of PCI Express switches and bridges followed suit and also gained a lot of traction in the market. PCI Express was so well accepted that a follow-on was called for. In December of 2006, PCI Express Rev 2.0 (commonly referred to as “PCIe Gen 2”) was released. The Gen 2 protocol doubled the bandwidth supported by PCI Express Gen 1 (from 2.5 Gigabits per second to 5.0 Gigabits per second) and incorporated a number of other protocol enhancements. In September 2007, we announced the addition of the Gen 2 switches to our PCI Express product family and began shipping in January 2008.

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

On December 15, 2008 we signed a definitive agreement to acquire all of the outstanding shares of capital stock of Oxford, a privately held fabless provider of industry-leading silicon and software for the consumer and small office/home office (SOHO) storage markets.  The acquisition closed on January 2, 2009.  Additional information about the acquisition is set forth in Note 13 to Notes to the Consolidated Financial Statements.

Results of Operations

Comparison of Years Ended December 31, 2008, 2007 and 2006

Net Revenues. Net revenues consist of product revenues generated principally by sales of our semiconductor devices. Net revenues for the year ended December 31, 2008 were $81.1 million, a decrease of $0.6 million or 0.8% from $81.7 million in 2007. The decrease in 2008 net revenues was due primarily to decreased sales of our Legacy products due to customer migration to PCI Express, end of life of customers’ products and general demand fluctuations, partially offset by increased sales of our PCI Express products as a result of an increase of customers in volume production.

The following table shows the revenue by product type (in thousands) and as a percentage of net revenues:

	Years Ended December 31,
	2008	2007	2006
Legacy products	$43,016	$53,285	$63,373
As a percentage of revenues	53.1%	65.2%	77.8%
PCI Express products	$38,052	$28,449	$18,052
As a percentage of revenues	46.9%	34.8%	22.2%

Net revenues for the year ended December 31, 2007 were $81.7 million, an increase of $0.3 million or 0.4% from $81.4 million for the same period in 2006. The 2006 results include an additional $2.8 million in net revenues recognized in the first quarter of 2006 as a result of the change in the accounting for revenues to distributors (see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Revenue Recognition” in this Form 10-K). The increase in 2007 net revenues was due primarily to increased unit shipments of our PCI Express products as a result of an increase of customers in volume production, partially offset by decreased sales of our Legacy products due to demand fluctuations.

For the year ended December 31, 2008, sales to Excelpoint Systems Pte Ltd, Answer Technology, Inc. and Avnet, Inc. accounted for 29%, 13% and 12%, respectively, of net revenues. In 2007, sales to Excelpoint Systems Pte Ltd, Metatech and Answer Technology, Inc. accounted for approximately 18%, 17% and 10%, respectively, of net revenues. In the third quarter of 2007, we terminated Metatech and transitioned in Excelpoint Systems Pte Ltd with terms substantially similar to our other distributor arrangements. In 2006, sales to Metatech and Answer Technology, Inc. accounted for approximately 31% and 10%, respectively, of net revenues.  We continue to generate significant revenues from Asia. For the twelve months ended December 31, 2008, 2007 and 2006, approximately 56%, 60% and 58%, respectively, of net revenues were generated from Asia.

In the fourth quarter of 2008, we experienced a broad decrease in order rates across most product lines, markets and end customers, and therefore expect a decrease in first quarter 2009 sales. Future demand for our products is uncertain and is highly dependant on general macroeconomic conditions and the demand for products that contain our chips. Customer demand for semiconductors can change quickly and unexpectedly.  Our revenue levels have been highly dependent on the amount of new orders that are received for products to be delivered to the customer within the same quarter, also called “turns fill” orders.  Because of the long cycle time to build our products and our lack of visibility into demand when turns fill orders are high, it is difficult to predict which products to build to match future demand.  We believe the current high turns fill requirements will continue indefinitely.  The high turns fill orders pattern, together with the uncertainty of product mix and pricing, makes it difficult to predict future levels of sales and profitability and may require us to carry higher levels of inventory.

Gross Margin. Gross margin represents net revenues less the cost of revenues. Cost of revenues primarily includes the cost of (1) purchasing semiconductor devices from our independent foundries, (2) packaging, assembly and test services from our independent foundries, assembly contractors and test contractors and (3) our operating costs associated with the procurement, storage and shipment of products as allocated to production.

	Years Ended December 31,
	2008	2007	2006
	in thousands
Gross profit	$48,282	$49,525	$47,630
Gross margin	59.6%	60.6%	58.5%

Gross margin for the year ended December 31, 2008 decreased by 2.5%, or $1.2 million compared to 2007. The decrease in absolute dollars as well as a percentage was primarily due to decreased Legacy product shipments and increased product shipments and customer mix of our PCI Express products, which have lower margins relative to our Legacy products.

Gross margin for the year ended December 31, 2007 increased by 4.0%, or $1.9 million compared to 2006. The increase in absolute dollars as well as a percentage was primarily due to increased product shipments and improved production yields of our PCI Express products.

Gross margin for the Oxford business is lower than our gross margins and we expect our future blended gross margin will decrease slightly as a result of the acquisition. However, future gross margin is highly dependent on the product and customer mix of net revenues.  Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development Expenses. Research and development (R&D) expenses consist primarily of tape-out costs at our independent foundries, software licenses, salaries and related costs, including share-based compensation and expenses for outside engineering consultants included in R&D expenses.

	Years Ended December 31,
	2008	2007	2006
	in thousands
R&D expenses	$27,091	$24,373	$20,194
As a percentage of revenues	33.4%	29.8%	24.8%

R&D expenses increased by $2.7 million, or 11.2% in the year ended December 31, 2008 compared to 2007. The increase in R&D in absolute dollars and as a percentage of revenue was primarily due to increases in R&D spending on engineering tools of $1.5 million and consulting fees of $1.2 million associated with new product designs.

R&D expenses increased by $4.2 million, or 20.7%, in the year ended December 31, 2007 compared to 2006. The increase in R&D in absolute dollars and as a percentage of revenue was primarily due to increases in R&D spending on engineering tools of $2.0 million and tape-out related costs of $1.3 million associated with new product designs and compensation and benefit expenses of $0.6 million resulting from higher headcount.

We believe continued spending on research and development to develop new products is critical to our success.  In addition, with the recent acquisition of Oxford, we expect to increase research and development expenses in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses consist primarily of salaries and related costs, including share-based compensation and sales commissions to manufacturers’ representatives, as well as professional fees and other marketing promotional expenses.

	Years Ended December 31,
	2008	2007	2006
	in thousands
SG&A expenses	$24,124	$24,516	$23,848
As a percentage of revenues	29.8%	30.0%	29.3%

SG&A expenses decreased by $0.4 million or 1.6% in the year ended December 31, 2008 compared to 2007. The decrease in SG&A in absolute dollars and as a percentage of revenue was primarily due to decreases in share-based compensation expenses of $0.8 million and commission expenses to manufacturer’s representatives of $0.4 million due to lower commission rates, partially offset by $0.8 million in expenses incurred during 2008 associated with the acquisition of Oxford.

SG&A expenses increased by $0.7 million or 2.8% in the year ended December 31, 2007 compared to 2006. The increase in SG&A in absolute dollars and as a percentage of revenue was primarily due to increased compensation and benefit expenses resulting from annual salary increases and higher headcount.

While we believe we will be able to achieve synergies with acquisition of Oxford, we expect SG&A expenses of the combined companies to increase in absolute dollars in future periods.  We expect costs in the first quarter of 2009 to increase significantly associated with transaction costs, severance costs and other adjustments needed to record the acquisition.

Amortization of Purchased Intangible Assets.

	Years Ended December 31,
	2008	2007	2006
	in thousands
Amortization of purchased intangible assets	$742	$1,279	$1,873
As a percentage of revenues	0.9%	1.6%	2.3%

Amortization of purchased intangible assets decreased by $0.5 million or 42.0% in the year ended December 31, 2008 compared to 2007. The decrease was due to customer base acquired as a result of the NetChip Technology, Inc. acquisition in May 2004 becoming fully amortized in 2007 and the developed core technology acquired as a result of the HiNT Corporation acquisition in May 2003 becoming fully amortized in May 2008.

Amortization of purchased intangible assets decreased by $0.6 million or 31.7% in the year ended December 31, 2007 compared to 2006. The decrease was due to customer base acquired as a result of the NetChip Technology, Inc. acquisition in May 2004 becoming fully amortized in 2007.

We have not completed the valuation work for the acquisition of Oxford and the effect on expenses in the first quarter 2009 is uncertain.

Impairment of Goodwill, Other Intangible Assets and Long-Lived Assets. During the fourth quarter of 2008, we assessed goodwill and long lived assets for impairment as we observed that there were indicators of impairment. The notable indicators were a sustained decline in our market capitalization below book value, depressed market conditions, deteriorating industry trends and a significant downward revision of our forecasts. These market conditions continuously change and it is difficult to project how long this current economic downturn may last. Our goodwill and intangible assets were primarily established in purchase accounting at the completion of the Sebring, HiNT Corporation and NetChip Technology, Inc acquisitions in 2000, 2003 and 2004, respectively.

The projected discounted cash flows for our single reporting unit were based on discrete five-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. The terminal value represents the value of our single reporting unit at the end of the discrete forecast period.  These forecasts represent the best estimate that our management had at the time and believe to be reasonable. The annual sales growth rates ranged from 5% to 7% during the discrete forecast period and the future cash flows and terminal value were discounted to present value using a discount rate of 22%. The terminal value was based on the application of an 8.0x multiple to forecasted 2013 earnings before interest, taxes, depreciation and amortization expense (EBITDA).  The discount rate was based on an analysis of the weighted average cost of capital of our single reporting unit.  The EBITDA multiple used in the terminal value calculation was based upon EBITDA multiples paid in comparative merger and acquisition transactions and a review of trading multiples for similar public companies and considered the growth prospects and profitability for our single reporting unit at the end of the discrete forecast period.

Prior to our goodwill impairment testing under SFAS 142, we also assessed the fair value of our long-lived assets, including our corporate headquarters building and amortizable intangible assets.  For the corporate headquarters building, we used the sales comparison approach and the income capitalization approach, each equally weighted, to arrive at a fair value estimate. We determined that the carrying value of the property was not recoverable and exceeded its fair value, and we recorded an impairment charge of $18.8 million.  For the amortizable intangible assets, which included acquired technology, we estimated a negligible fair value using a relief from royalty method and recorded an impairment charge of $0.8 million related to all of the remaining net book value of this acquired technology.

As part of the goodwill impairment test for the fourth quarter of 2008, we determined that step two of the impairment analysis was required by SFAS 142 because the estimated carrying value of our net assets, subsequent to the impairment of long-lived assets noted above, exceeded its estimated fair value. The second step of the goodwill impairment test compared the implied fair value of the goodwill with the carrying amount of that goodwill. When the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Under SFAS 142, the determination of the amount of the impairment required that the fair values of our assets and liabilities be determined as if the Company had been acquired in a hypothetical business combination with a purchase price equal to the discounted cash flow value as of December 31, 2008.  As a result of this analysis, we recorded an impairment charge of $34.7 million related to all of the recorded goodwill.

Interest Income. Interest income reflects interest earned on average cash, cash equivalents and short-term and long-term investment balances. Interest income decreased to $1.5 million in 2008 from $2.4 million for 2007.  The decrease was due to lower average cash and investment balances as a result of the stock repurchases and interest rate fluctuations. Interest income increased to $2.4 million in 2007 from $1.8 million for 2006.  This increase was due to higher cash and investment balances as well as higher interest rates.

Provision for Income Taxes. Provision for income tax for the period ended December 31, 2008 was $0.1 million on a pretax loss of $56.4 million, compared to a provision of $0.6 million on a pretax profit of $1.8 million and a provision of $0.5 million on a pretax profit of $3.5 million for the periods ended December 31, 2007 and 2006, respectively. Our 2008 provision differs from the benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations due to non deductible goodwill impairment and the recording of a valuation allowance for the deferred tax asset partially offset by a benefit of research and development tax credits. Our 2007 income tax expenses differs from the expense derived by applying the applicable U.S. federal statutory rate to the income from operations primarily due to the recording of a valuation allowance for the deferred tax asset partially offset by a $0.1 million tax benefit from the release of tax reserves following the expiration of certain state statute of limitations and the benefit of research and development tax credits. Our 2006 income tax expense differs from the expected expense derived by applying the applicable U.S. federal statutory rate to the income from operations primarily due to the recording of a valuation allowance for the deferred tax asset partially offset by a $0.6 million tax benefit from the release of tax reserves following the expiration of certain federal statute of limitations and the benefit of research and development tax credits.

Liquidity and Capital Resources

In summary, our cash flows were (in thousands):

	Years Ended December 31,
	2008	2007	2006
Net cash provided by operating activities	$7,625	$5,777	$2,883
Net cash provided by (used in) investing activities	(14,246)	(20,665)	3,537
Net cash provided by (used in) financing activities	(5,646)	1,301	5,389
Effect of exchange rate fluctuations on cash and cash equivalents	(43)	(42)	(33)

We invest cash not needed for current operations predominantly in debt instruments that are highly liquid, of high-quality investment grade and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of December 31, 2008 cash, cash equivalents, short and long-term marketable securities were $47.1 million, an increase of $0.5 million from $46.6 million at December 31, 2007, and an increase of $4.8 million from $42.3 million at December 31, 2006.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, impairments, provisions for excess and obsolete inventories, changes in pre-acquisition deferred tax balances, other non-cash items and the effect of changes in working capital and other activities. Cash provided by operating activities in 2008 of $7.6 million consisted primarily of a net loss of $56.5 million adjusted for non-cash items of $60.9 million and a decrease in accounts receivable of $4.8 million due to lower sales in the fourth quarter of 2008 compared to the fourth quarter of 2007, partially offset by increases in other current assets and other assets of $1.2 million due to an increase in software and IP licenses and inventory of $0.5 million. Cash provided by operating activities in 2007 of $5.8 million consisted primarily of net income of $1.2 million adjusted for non-cash items of $8.7 million and an increase in accounts payable of $1.5 million due to timing of vendor payments, partially offset by increases in other assets of $3.2 million due to an increase in software and IP licenses and $2.0 million in accounts receivable due to timing of customer payments and higher sales in the fourth quarter of 2007 compared to  the fourth quarter of 2006. Cash provided by operating activities in 2006 of $2.9 million consisted primarily of net income of $3.0 million adjusted for non-cash items of $8.4 million and offset by the increases in inventory of $4.8 million and $2.3 million in accounts receivable and a decrease in accounts payable of $1.5 million.

Cash used in investing activities in 2008 of $14.2 million was primarily due to purchases of marketable securities (net of sales and maturities of investments) of $12.4 million and capital expenditures of $1.8 million primarily to provide infrastructure for new product designs. Capital expenditures have been generally comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures. Cash used in investing activities in 2007 of $20.7 million was primarily due to purchases of marketable securities (net of sales and maturities of investments) of $17.6 million and capital expenditures of $3.1 million primarily to provide infrastructure for new product designs. Cash provided by investing activities in 2006 of $3.5 million was primarily due to cash provided by proceeds from sales and maturities (net of purchases) of investments in marketable securities of $4.7 million, partially offset by capital expenditures of $1.2 million.

 Cash used in financing activities in 2008 of $5.6 million was due to common stock repurchases of $6.5 million partially offset by proceeds from the exercise of stock options of $0.9 million. Cash provided by financing activities in 2007 of $1.3 million and the cash provided by financing activities in 2006 of $5.4 million were due to proceeds from the exercise of stock options.

The negative effect of exchange rates on cash and cash equivalents during 2008, 2007 and 2006 was due to the weakening of the U.S. dollar against other foreign currencies.

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock. In July 2008, our Board of Directors authorized an additional 2,000,000 shares under the repurchase program.  At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.  Approximately 774,000 shares were repurchased for approximately $1.9 million in cash in 2002 and 2003. We did not repurchase any additional shares from January 1, 2004 through December 31, 2007. In 2008, we repurchased 956,000 shares for approximately $6.5 million.

We believe that our existing resources, together with cash generated from our operations will be sufficient to meet our capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including the level of investment we make in new technologies and improvements to existing technologies and the levels of monthly expenses required to launch new products. From time to time, we may also evaluate potential acquisitions and equity investments complementary to our technologies and market strategies. To the extent that existing resources and future earnings are insufficient to fund our future activities, we may need to raise additional funds through public or private financings. Given the current economic and credit conditions, additional funds may not be available or, if available, we may not be able to obtain them on terms favorable to us and our stockholders.

As of December 31, 2008, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
	Total	Less than 1 Year	1-3 Years
Operating leases - facilities and equipment	$200	$137	$63
Software licenses	8,417	4,567	3,850
Inventory purchase commitments	1,376	-	-
Total cash obligations	$9,993	$4,704	$3,913

On January 2, 2009, we closed the acquisition of Oxford.  As a part of the Merger Agreement, we acquired all of the outstanding shares of capital stock of Oxford in exchange for 5,600,000 shares of common stock of PLX and a promissory note in the principal amount of $14,200,000 (the “Note”) that will be satisfied by either (i) the issuance of an additional 3,400,000 shares of common stock of PLX upon approval of PLX’s stockholders, or (ii) the repayment of the principal amount of the Note if such stockholder approval is not obtained by June 30, 2009.

See Note 11 to our Consolidated Financial Statements for additional information on our contractual obligations and commercial commitments.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission (“SEC”) has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Note 1 of the Notes to our Consolidated Financial Statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is reasonably assured.

Revenue from product sales to customers is recognized upon shipment and transfer of risk of loss if we believe collection is reasonably assured and all other revenue recognition criteria are met. We assess the probability of collection based on a number of factors, including past transaction history and the customer’s creditworthiness.  At the end of each reporting period, the sufficiency of allowances for doubtful accounts is assessed based on the age of the receivable and the individual customer’s creditworthiness.

In the quarter ended March 31, 2006, we completed an evaluation of our revenue recognition methodology and concluded that it was more appropriate to recognize revenues on sales to distributors at the time of shipment to a distributor (also referred to as the sell-in basis of recognizing revenue). Prior to the first quarter of 2006, we recognized revenue on sales to distributors when the distributor resold the product to its end customer (also referred to as the sell-through basis of recognizing revenue). Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Rights of Return Exists”, sets forth conditions that must be met to recognize revenue at the time of shipment. Among those conditions is that a company that provides a right of return or pricing concession to a buyer be able to reasonably estimate the amount of future returns or pricing concessions. In the past, we had concluded that we did not meet this condition and therefore used the sell-through basis of revenue recognition. In the first quarter of 2006, we concluded that we are able to reasonably estimate returns and pricing concessions, and therefore had implemented the sell-in method of accounting for sales to distributors. We recognized an additional $2.8 million in revenues during the first quarter of 2006 due to this change resulting in an increase to diluted earnings per share of $0.06.

We offer pricing protection to two distributors whereby we support the distributor’s resale product margin on certain products held in the distributor’s inventory. We analyze current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program. We also offer stock rotation rights to two distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. We analyze current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required for this program. In addition, we have arrangements with a small number of customers offering a rebate program on various products. We record rebates as a reduction of revenue under the guidelines of Emerging Issues Task Force (“EITF”) 01-9, “Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor’s Product)”. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

Inventory Valuation. We evaluate the need for potential inventory provisions by considering a combination of factors, including the life of the product, sales history, obsolescence, and sales forecast. Any adverse changes to our future product demand may result in increased provisions, resulting in decreased gross margin. In addition, future sales on any of our previously written down inventory may result in increased gross margin in the period of sale.

Allowance for Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on length of time the receivables are past due. Generally, our customers have between thirty days to forty five days to remit payment of invoices. We record reserves for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected.  Once we have exhausted collection efforts, we will reduce the related accounts receivable against the allowance established for that receivable.  We have certain customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers’ creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material affect on our results of operations in the period in which such changes or events occur.  Historically, our write-offs have been insignificant. However, due to the current economic conditions, our customers may encounter liquidity issues leading to additional bad debt expense.

 Goodwill. Our methodology for allocating the purchase price related to business acquisitions is determined through established valuation techniques.  Goodwill is measured as the excess of the cost of the acquisition over the amounts assigned to identifiable tangible and intangible assets acquired less assumed liabilities. We have one operating segment and business reporting unit, the sales of semiconductor devices, and we perform goodwill impairment tests annually during the fourth quarter and between annual tests in certain circumstances. We determined that our carrying value exceeded fair value, indicating that goodwill was potentially impaired. As a result, we initiated the second step of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the Company to all of our assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. We determined that there was no implied fair value of goodwill and recorded an impairment charge of $34.7 million in 2008.

Long-lived Assets. We review long-lived assets, principally property and equipment and identifiable intangibles, for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows generated by the asset.  If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Also see Note 6 to the Consolidated Financial Statements. During 2008, as a result of the goodwill impairment testing, we had to evaluate our other long-lived assets for impairment. We purchased our headquarters building in 2000. It is ideal for our operations and have no plans to relocate or sell the building. However due to the decline in the value of commercial property, the building was appraised for $18.8 million less than its carrying value, which was recorded as an impairment charge in 2008.

Taxes. We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2008, we carried a valuation allowance for the entire deferred tax asset of $23.9 million as a result of uncertainties regarding the realization of the asset balance (see Note 10 to the Consolidated Financial Statements). The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset.  As of December 2008, a valuation allowance continues to be recorded for the net deferred tax asset based on management’s assessment that realization of deferred tax assets is uncertain due to the history of losses, the variability of operating results and the inability to conclude that it is more likely than not that sufficient taxable income would be generated in future periods to realize those deferred tax assets. Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may significantly increase income in the period such determination is made.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measures.  In February 2008, the FASB Staff Position No. 157-2 was issued which delayed the effective date of SFAS 157 to fiscal years ending after November 15, 2008 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 did not have an effect on our financial position or results of operations as we did not elect this fair value option.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations – Revised 2007”, which replaces FASB Statement No. 141, “Business Combinations”. SFAS 141(R) establishes principles and requirements intending to improve the relevance, representational faithfulness and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of 2009. For business combinations expected to close during 2009 and therefore be accounted for under SFAS 141(R), acquisitions related costs are required to be expensed. On January 2, 2009 we completed the acquisition of Oxford, and as a result, we recorded acquisition related expenses in 2008 of $0.8 million, which was included in SG&A expenses. We will be required to apply SFAS 141(R) to our acquisition of Oxford and are currently evaluating the impact that this revised business combination will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not believe that the adoption of SFAS 160 will have a material impact on our financial position or results of operations.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FSP 142-3 must be applied prospectively to intangible assets acquired after January 1, 2009.  We are currently evaluating the impact that FSP 142-3 will have on our financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy).  SFAS 162 became effective November 15, 2008. The adoption of SFAS 162 did not have a material impact on our financial position or results of operations.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents short-term investments and long-term investments of approximately $40.3 million at December 31, 2008. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $5,000 decrease (less than 1%) in the fair value of the Company's available-for-sale securities.  At December 31, 2008, we had an unrealized gain on our investments of approximately $0.3 million and an unrealized gain of $62,000 at December 31, 2007.

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

Based on their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Change in internal controls.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal year that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm, BDO Seidman, LLP, which audited the financial statements in this Annual Report on Form 10-K, independently assessed the effectiveness of the company’s internal control over financial reporting. BDO Seidman, LLP has issued an attestation report, included in Part II, “Item 8: Financial Statements and Supplementary Data” of this report.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders.

 PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     1.   Consolidated Financial Statements

        For the following financial information included herein, see Index on page 37:

        Report of Independent Registered Public Accounting Firm

        Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

            Consolidated Balance Sheets as of December 31, 2008 and 2007.

            Consolidated Statements of Operations for each of the three years in the period ended December 31, 2008.

            Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2008.

            Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008.

            Notes to Consolidated Financial Statements.

         2.    Financial Statement Schedule

        The financial statement schedules of the Company are included in Part IV of this report: As of and for each of the three years in the period ended December 31, 2008-II Valuation and Qualifying Accounts. All other schedules have been omitted because they are not applicable.

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

PLX TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PLX Technology, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of PLX Technology, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008.  In connection with our audits of the financial statements, we have also audited Schedule II – Valuation and Qualifying Accounts as of and for each of the years ended December 31, 2008, 2007 and 2006.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLX Technology, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, Schedule II – Valuation and Qualifying Accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PLX Technology, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2009, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
San Francisco, California
March 5, 2009

 Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
PLX Technology, Inc.
Sunnyvale, California

We have audited PLX Technology, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  PLX Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, PLX Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PLX Technology, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 5, 2009, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
San Francisco, California
March 5, 2009

 PLX TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$6,865	$19,175
Short-term investments	32,677	17,142
Accounts receivable, less allowances of $383 and $516	5,712	10,534
Inventories	7,257	7,422
Other current assets	4,699	3,788
Total current assets	57,210	58,061
Goodwill	-	34,541
Other purchased intangible assets, net of accumulated amortization of $9,223 in 2007	-	1,577
Property and equipment, net	10,590	29,798
Long-term investments	7,585	10,246
Other assets	1,875	1,577
Total assets	$77,260	$135,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,003	$4,447
Accrued compensation and benefits	2,360	2,237
Accrued commissions	475	652
Other accrued expenses	1,219	572
Total current liabilities	8,057	7,908

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.001 par value per share:
Authorized -- 5,000,000 shares: none issued and outstanding	-	-
Common stock, $0.001 par value per share:
Authorized -- 50,000,000 shares: issued and outstanding - 28,004,262 and 28,841,439	28	29
Additional paid-in capital	132,159	134,503
Accumulated other comprehensive income (loss)	104	(82)
Accumulated deficit	(63,088)	(6,558)
Total stockholders' equity	69,203	127,892
Total liabilities and stockholders' equity	$77,260	$135,800

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Net revenues	$81,068	$81,734	$81,425
Cost of revenues	32,786	32,209	33,795
Gross margin	48,282	49,525	47,630

Operating expenses
Research and development	27,091	24,373	20,194
Selling, general and administrative	24,124	24,516	23,848
Amortization of purchased intangible assets	742	1,279	1,873
Impairment of assets	54,272	-	-
Total operating expenses	106,229	50,168	45,915
Operating income (loss)	(57,947)	(643)	1,715
Interest income	1,521	2,385	1,763
Other income, net	22	9	40
Income (loss) before provision for income taxes	(56,404)	1,751	3,518
Provision for income taxes	126	577	512
Net income (loss)	$(56,530)	$1,174	$3,006

Basic net income (loss) per share	$(2.00)	$0.04	$0.11

Shares used to compute basic per share amounts	28,203	28,724	28,177

Diluted net income (loss) per share	$(2.00)	$0.04	$0.10

Shares used to compute diluted per share amounts	28,203	29,156	28,925

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 & COMPREHENSIVE INCOME (LOSS)
(in thousands, except share amounts)

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common Stock		Paid-in	Income	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at December 31, 2005	27,670,562	$28	$118,313	$(114)	$(10,738)	$107,489
Share-based compensation expense	-	-	4,903	-	-	4,903
Issuance of stock pursuant
to exercise of stock options	959,460	1	5,388	-	-	5,389
Tax benefit related to exercise of stock options	-	-	131	-	-	131
Comprehensive income:
Change in unrealized loss on investments	-	-	-	48	-	48
Translation adjustments	-	-	-	(30)	-	(30)
Net income	-	-	-	-	3,006	3,006
Total comprehensive income						3,024
Balance at December 31, 2006	28,630,022	29	128,735	(96)	(7,732)	120,936

Share-based compensation expense	-	-	4,441	-	-	4,441
Issuance of stock pursuant
to exercise of stock options	211,417	-	1,301	-	-	1,301
Tax benefit related to exercise of stock options	-	-	26	-	-	26
Comprehensive income:
Change in unrealized loss on investments	-	-	-	56	-	56
Translation adjustments	-	-	-	(42)	-	(42)
Net income	-	-	-	-	1,174	1,174
Total comprehensive income						1,188
Balance at December 31, 2007	28,841,439	29	134,503	(82)	(6,558)	127,892

Share-based compensation expense	-	-	3,301	-	-	3,301
Issuance of stock pursuant
to exercise of stock options	119,229	-	845	-	-	845
Repurchase of common stock	(956,406)	(1)	(6,490)			(6,491)
Comprehensive income (loss):
Change in unrealized loss on investments	-	-	-	229	-	229
Translation adjustments	-	-	-	(43)	-	(43)
Net loss	-	-	-	-	(56,530)	(56,530)
Total comprehensive loss						(56,344)
Balance at December 31, 2008	28,004,262	$28	$132,159	$104	$(63,088)	$69,203

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(56,530)	$1,174	$3,006
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	2,240	2,029	1,979
Share-based compensation expense	3,301	4,441	4,903
Amortization of purchased intangible assets	742	1,279	1,873
Impairment of assets	54,272	-	-
Deferred margins	-	-	(1,963)
Provision for inventories	684	763	809
Changes in pre-acquisition deferred tax balances	(151)	435	842
Other non-cash items	(176)	(217)	(84)
Changes in operating assets and liabilities:
Accounts receivable	4,822	(2,031)	(2,251)
Inventories	(519)	110	(4,776)
Other current assets	(911)	(3,188)	1,242
Other assets	(298)	86	(1,250)
Accounts payable	(444)	1,452	(1,535)
Accrued compensation and benefits	123	(180)	663
Accrued commissions	(177)	(448)	802
Other accrued expenses	647	72	(1,377)
Net cash provided by operating activities	7,625	5,777	2,883

Cash flows provided by (used in) investing activities:
Purchase of investments	(48,360)	(34,677)	(13,703)
Sales and maturities of investments	35,890	17,100	18,428
Purchase of property and equipment	(1,776)	(3,088)	(1,188)
Net cash provided by (used in) investing activities	(14,246)	(20,665)	3,537

Cash flows provided by (used in) financing activities:
Proceeds from exercise of common stock options	845	1,301	5,389
Repurchase of common stock	(6,491)	-	-
Net cash provided by (used in) financing activities	(5,646)	1,301	5,389
Effect of exchange rate fluctuations on cash and cash equivalents	(43)	(42)	(33)
Increase (decrease) in cash and cash equivalents	(12,310)	(13,629)	11,776
Cash and cash equivalents at beginning of year	19,175	32,804	21,028
Cash and cash equivalents at end of year	$6,865	$19,175	$32,804

Supplemental disclosure of cash flow information:
Cash from income tax refunds	$4	$41	$9
Cash paid for income taxes	$199	$165	$135

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Description of Business

PLX Technology, Inc. ("PLX" or the "Company"), a Delaware corporation established in May 1986, develops and supplies semiconductor devices that accelerate and manage the transfer of data in microprocessor-based systems including networking and telecommunications, enterprise storage, servers, personal computers (PCs), PC peripherals, consumer electronics, imaging and industrial products. The Company offers a complete solution consisting of two related types of products: semiconductor devices and development kits. The Company’s semiconductor devices simplify the development of data transfer circuits in micro-processor based systems. The Company’s development kits promote sales of its semiconductor devices by lowering customers' development costs and by accelerating their ability to bring new products to market. The Company utilizes a “fabless” semiconductor business model whereby it purchases wafers and packaged and tested semiconductor devices from independent manufacturing foundries.  Semiconductor devices account for substantially all of the Company's net revenues.

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

Investments

The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". At December 31, 2008, the Company’s securities consisted of debt securities.  Under SFAS 115, management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2008 and 2007, all debt securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported in a separate component of stockholders' equity. The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity both of which are included in interest income. Realized gains and losses are recorded on the specific identification method.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	December 31,
	2008	2007
Work-in-process	$2,506	$2,000
Finished goods	4,751	5,422
Total	$7,257	$7,422

The Company evaluates the need for potential provision for inventory by considering a combination of factors, including the life of the product, sales history, obsolescence and sales forecasts.

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

The purchased intangible assets including customer base and developed/core technology were being amortized over the assets’ useful lives, which ranged from three to six years, utilizing the straight-line method which approximates the estimated future cash flows from the intangible. Also, see Note 6 to the Consolidated Financial Statements. The Company evaluates other intangible assets for impairment whenever events and circumstances indicate that such assets might be impaired.

Changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows (in thousands):

Balance as of December 31, 2006	$34,976
Changes in pre-acquisition deferred tax balances	(435)
Balance as of December 31, 2007	34,541
Changes in pre-acquisition deferred tax balances	151
Impairment charge	(34,692)
Balance as of December 31, 2008	$-

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is required to be tested for impairment annually or at an interim date if an event occurs or conditions change that would more likely than not reduce the fair value of our reporting unit below its carrying value. During the quarter ended December 31, 2008, the Company determined that its carrying value exceeded its fair value, indicating that goodwill was potentially impaired. As a result, the Company initiated the second step of the goodwill impairment test which involves calculating the implied fair value of its goodwill by allocating the fair value of the Company to all of its assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. The Company determined that there was no implied fair value of its goodwill and recorded an impairment charge of $34.7 million in 2008. Also see Note 6 to the Consolidated Financial Statements.

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

During 2008, as a result of the goodwill impairment testing, the Company had to evaluate its other long-lived assets for impairment. The Company purchased its headquarters building in 2000. It is ideal for its operations and has no plans to relocate or sell the building. However due to the decline in the value of commercial property, the building was appraised for $18.8 million less than its carrying value, which was recorded as an impairment charge.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of thirty nine years for buildings, three to thirty nine years for building improvements and three to seven years for equipment, furniture and purchased software.

Property and equipment are as follows (in thousands):

	December 31,
	2008	2007
Land	$3,150	$8,550
Building	3,950	21,862
Equipment and furniture	12,724	11,466
Purchased software	4,188	4,128
	24,012	46,006
Accumulated depreciation	(13,422)	(16,208)
Net property and equipment	$10,590	$29,798

Depreciation and amortization expense pertaining to property and equipment was approximately $2.2 million, $2.0 million and $2.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

In the quarter ended March 31, 2006, the Company completed an evaluation of its revenue recognition methodology and concluded that it was more appropriate to recognize revenues on sales to distributors at the time of shipment to a distributor (also referred to as the sell-in basis of recognizing revenue). Prior to the first quarter of 2006, the Company recognized revenue on sales to distributors when the distributor resold the product to its end customer (also referred to as the sell-through basis of recognizing revenue). SFAS No. 48, “Revenue Recognition When Rights of Return Exists”, sets forth conditions that must be met to recognize revenue at the time of shipment. Among those conditions is that a company that provides a right of return or pricing concession to a buyer be able to reasonably estimate the amount of future returns or pricing concessions. In the past, the Company had concluded that it did not meet this condition and therefore used the sell-through basis of revenue recognition. In the first quarter of 2006, the Company concluded that it is able to reasonably estimate returns and pricing concessions, and therefore had implemented the sell-in method of accounting for sales to distributors. The Company recognized an additional $2.8 million in revenues during the first quarter of 2006 due to this change resulting in an increase to diluted earnings per share of $0.06.

The Company offers pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. The Company analyzes current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program. The Company also offers stock rotation rights to two distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. The Company analyzes current stock rotation requests and past experience to determine the ending sales reserve required for this program. In addition, the Company has arrangements with a small number of customers offering a rebate program on various products. The Company records rebates under the guidelines of EITF 01-9, “Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor’s Product)”. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

Product Warranty

The Company sells products with a limited warranty of product quality for a period of one year, and up to three years for a small number of customers, and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity.

Software Development Costs

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," the Company is required to capitalize eligible computer software costs upon achievement of technological feasibility subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. The period between the achievement of technological feasibility and release of the Company's software products has been of short duration. Through December 31, 2008 such costs were insignificant. Accordingly, the Company has charged all such costs to research and development expenses in the accompanying consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect various accounts, including but not limited to goodwill, long-live assets, income taxes, inventories, revenue recognition, allowance for doubtful accounts, share-based compensation and warranty reserves as reported in the financial statements and accompanying notes.  Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), reflected in the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), consisted of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Unrealized gain on investments, net	$291	$62	$6
Cumulative translation adjustments	(187)	(144)	(102)
Accumulated other comprehensive income (loss)	$104	$(82)	$(96)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 did not have an effect on the Company’s financial position or results of operations as it did not elect this fair value option.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations – Revised 2007”, which replaces FASB Statement No. 141, “Business Combinations”. SFAS 141(R) establishes principles and requirements intending to improve the relevance, representational faithfulness and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of 2009. For business combinations expected to close during 2009 and therefore be accounted for under SFAS 141(R), acquisitions related costs incurred during 2008 are required to be expensed. On January 2, 2009 the Company completed the acquisition of Oxford Semiconductor, Inc. (Oxford) as a result it recorded acquisition related expenses in 2008 of $0.8 million, which was included in selling, general and administrative expenses. The Company will be required to apply SFAS 141(R) to its acquisition of Oxford and are currently evaluating the impact that this revised business combination standard  will have on its financial position and results of operations.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FSP 142-3 must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company is currently evaluating the impact that FSP 142-3 will have on its financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy).  SFAS 162 became effective November 15, 2008. The Company does not believe that the adoption of SFAS 162 will have a material impact on its financial position or results of operations.

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

	Years Ended December 31,
	2008	2007	2006
Volatility	0.54	0.59	0.67
Expected life of options (in years)	4.47	4.35	4.39
Risk-free interest rate	2.55%	4.31%	4.72%

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

Expected Volatility. The Company has historically calculated its expected volatility assumption required in the Black-Scholes model by blending the historical and implied volatility. The historical volatility is based on the weekly closing prices of its common stock over a period equal to the expected term of the option. Market based implied volatility is based on utilizing market data of actively traded options on the Company’s stock, from options at- or near-the-money traded options, at a point in time as close to the grant of the employee options as reasonably practical and with similar terms to the employee share option, or a remaining maturity of at least six months if no similar terms are available. The historical volatility of the price of the Company’s common stock over the expected term of the option is a strong indicator of the expected future volatility. In addition, implied volatility takes into consideration market expectations of how future volatility will differ from historical volatility.  During 2007 and 2006, the Company did not believe that one estimate was more reliable than the other so it used a 50/50 blend of historical volatility and market-based volatility. However, due to the lack of available market data to calculate implied volatility, the Company began using 100% historical volatility during the fourth quarter of 2008.

These factors could change in the future, which would affect the share-based compensation expense in future periods.

As share-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate of 26%, 27% and 30% for the years ended December 31, 2008, 2007 and 2006, respectively, was based on historical experience.

The following table shows total share-based compensation expense recorded for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006
Cost of revenues	$59	$54	$51
Research and development	1,317	1,712	2,004
Selling, general and administrative	1,925	2,675	2,848
Total share-based compensation expense	$3,301	$4,441	$4,903

A summary of option activity under the Company’s stock equity plans during the three years ended December 31, 2008, 2007 and 2006 are as follows:

				Weighted Average
				Remaining	Aggregate
	Options Available	Number of	Weighted Average	Contractual Term	Intrinsic
Options	for Grant	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2005	1,032,905	4,483,051	$10.57
Authorized	800,000	-	-
Granted	(880,250)	880,250	12.29
Exercised	-	(959,460)	5.62
Cancelled	687,355	(690,364)	14.77

Outstanding at December 31, 2006	1,640,010	3,713,477	11.47	5.39	$11,718,444
Authorized	-	-	-
Granted	(790,650)	790,650	10.30
Exercised	-	(211,417)	6.16
Cancelled	293,237	(293,237)	13.44

Outstanding at December 31, 2007	1,142,597	3,999,473	11.38	4.79	$2,663,803
Authorized	1,200,000	-	-
Granted	(1,531,500)	1,531,500	5.12
Exercised	-	(119,229)	7.09
Cancelled	651,901	(651,901)	8.96
Plan Termination (1)	(150,753)	-	-
Adjustment	(60)	-	-

Outstanding at December 31, 2008	1,312,185	4,759,843	9.80	4.20	$1,262

Exercisable at December 31, 2008		2,926,762	$11.80	3.41	$1,262

(1)	The 1998 Stock Incentive Plan was terminated in May 2008.

The Black-Scholes weighted average fair values of options granted during the years ended December 31, 2008, 2007 and 2006 were $2.27, $5.34 and $6.98, respectively.

The following table summarizes ranges of outstanding and exercisable options as of December 31, 2008:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining	Weighted		Weighted
Range of		Contractual Term	Average		Average
Exercise Price	Number	(in years)	Exercise Price	Number	Exercise Price
$1.25-$5.52	1,031,315	5.44	$3.20	253,315	$3.29
$6.28-$9.39	1,525,062	3.77	8.10	1,021,639	8.55
$9.40-$10.21	826,533	5.21	9.94	509,199	9.85
$10.29-$16.65	990,750	3.86	13.62	756,426	14.11
$19.38-$25.94	386,183	1.27	24.03	386,183	24.03
Total	4,759,843	4.20	$9.80	2,926,762	$11.80

The total intrinsic value of options exercised during the year ended December 31, 2008 was approximately $0.2 million. The fair value of options vested during the year ended December 31, 2008 was approximately $7.0 million. As of December 31, 2008, total unrecognized compensation costs related to nonvested stock options net of estimated forfeitures was $1.9 million which is expected to be recognized as expense over a weighted average period of approximately 1.49 years.

3. Net Income (Loss) Per Share

The Company uses the treasury stock method to calculate the weighted-average shares used in the diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share”.  The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006

Net income (loss)	$(56,530)	$1,174	$3,006
Weighted average shares of common stock outstanding	28,203	28,724	28,177
Net income (loss) per share - basic	$(2.00)	$0.04	$0.11
Shares used in computing basic net income (loss) per share	28,203	28,724	28,177
Dilutive effect of stock options	-	432	748
Shares used in computing diluted net income (loss) per share	28,203	29,156	28,925
Net income (loss) per share - diluted	$(2.00)	$0.04	$0.10

As the Company incurred a loss for the year ended December 31, 2008, the effect of dilutive securities, totaling 4.8 million shares, has been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive.  Dilutive securities are comprised of options to purchase common stock.

Weighted average employee stock options to purchase approximately 2.3 million and 1.5 million shares for the years ended December 31, 2007 and 2006, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options, including unamortized share-based compensation, was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

4.  Financial Instruments

Fair Value Measurements

The Company adopted SFAS 157, effective January 1, 2008, for financial assets and liabilities measured on a recurring basis.  SFAS 157 established a framework for measuring fair value and expands related disclosures.  The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the level 1 category is based on quoted prices that are readily and regularly available in an active market.  The Level 1 category includes money market funds of $0.1 million, which are included in cash and cash equivalents in the condensed consolidated balance sheet.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. The Level 2 category includes short-term and long-term investments of $40.3 million, which are comprised of corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. The Company has no Level 3 financial assets measured at fair value on the condensed consolidated balance sheet as of December 31, 2008.

The fair value of available-for-sale investments is as follows (in thousands):

	December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Corporate bonds and notes	$9,898	$92	$(47)	$9,943
Municipal bonds	1,509	6	-	1,515
US treasury and government agencies securities	28,564	240	-	28,804
Total bonds, notes and equity securities	$39,971	$338	$(47)	$40,262
Less amounts classified as cash equivalents				-
Total short and long-term available-for-sale investments				$40,262

Contractual maturity dates for investments:
Less than one year				32,677
One to two years				7,585
				$40,262

	December 31, 2007
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Commercial paper	$21,453	$1	$(2)	$21,452
Medium term notes	2,539	-	(6)	2,533
Corporate bonds and notes	9,568	63	(24)	9,607
US treasury and government agencies secutites	10,135	31	(1)	10,165
Total bonds, notes and equity securities	$43,695	$95	$(33)	$43,757
Less amounts classified as cash equivalents				(16,369)
Total short and long-term available-for-sale investments				$27,388

Contractual maturity dates for investments:
Less than one year				33,511
One to two years				10,246
				$43,757

The Company compares the carrying value of its available for sale investments with their quoted market prices at the end of each period.  If the quoted price of a marketable security has dropped significantly during a period or has been below our carrying value for an extended period of time, the Company reviews the investment to determine whether the decline is other than temporary.  If the Company determines that the decline is other than temporary, the investment is written down to its market value as measured at the end of the period.  Any resulting charge is included in the Company’s statement of operations in the related period. The Company did not record any other than temporary write-downs in the accompanying financial statements.

5.  Concentrations of Credit, Customer and Supplier Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments and trade receivables. The Company generally invests its excess cash in money market funds, commercial paper of corporations with high credit ratings, municipal bonds and treasury bills. The Company’s cash, cash equivalents, short and long-term investments were approximately $47.1 million as of December 31, 2008 which exceeded the amount insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Company has not experienced any significant losses on its cash equivalents or short and long-term investments.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. Customers who accounted for 10% or more of net accounts receivable are as follows:

	December 31,
	2008	2007	2006
Excelpoint Systems Pte Ltd (1)	36%	31%	*	%
Answer Technology, Inc.	18%	14%	*	%
Avnet, Inc.	10%	13%	13%
Metatech (1)	-	-	31%

(1)	In the third quarter of 2007, the Company terminated Metatech and transitioned in Excelpoint Systems Pte Ltd with terms substantially similar to its other distributor arrangements.
*	Less than 10%

The Company analyzes the need for reserves for potential credit losses and records reserves when necessary. Through fiscal 2008, a relatively small number of direct customers and distributors accounted for a significant percentage of the Company's revenues.   Customers who accounted for 10% or more as a percentage of total net sales are as follows:

	Years Ended December 31,
	2008	2007	2006
Excelpoint Systems Pte Ltd (1)	29%	18%	*	%
Answer Technology, Inc.	13%	10%	10%
Avnet, Inc.	12%	* %	*	%
Metatech (1)	-	17%	31%

(1)	In the third quarter of 2007, the Company terminated Metatech and transitioned in Excelpoint Systems Pte Ltd with terms substantially similar to its other distributor arrangements.
*	Less than 10%

Currently, the Company relies on single source suppliers for the significant majority of its product inventory. As a result, should the Company's current suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results may be adversely impacted.

6.  Asset Impairment Charges

During the fourth quarter of 2008, the Company assessed goodwill and long lived assets for impairment as it observed that there were indicators of impairment. The notable indicators were a sustained decline in the Company’s market capitalization below book value, depressed market conditions, deteriorating industry trends and a significant downward revision of its forecasts. These market conditions continuously change and it is difficult to project how long this current economic downturn may last. The Company’s goodwill and intangible assets were primarily established in purchase accounting at the completion of the Sebring, HiNT Corporation and NetChip Technology, Inc acquisitions in 2000, 2003 and 2004, respectively.

The projected discounted cash flows for the Company’s single reporting unit were based on discrete five-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. The terminal value represents the value of the Company’s single reporting unit at the end of the discrete forecast period.  These forecasts represent the best estimate that management had at the time and believe to be reasonable. The annual sales growth rates ranged from 5% to 7% during the discrete forecast period and the future cash flows and terminal value were discounted to present value using a discount rate of 22%. The terminal value was based on the application of an 8.0x multiple to forecasted 2013 earnings before interest, taxes, depreciation and amortization expense (EBITDA).  The discount rate was based on an analysis of the weighted average cost of capital of our single reporting unit.  The EBITDA multiple used in the terminal value calculation was based upon EBITDA multiples paid in comparative merger and acquisition transactions and a review of trading multiples for similar public companies and considered the growth prospects and profitability for our single reporting unit at the end of the discrete forecast period.

Prior to the Company’s goodwill impairment testing under SFAS 142, it also assessed the fair value of its long-lived assets, including its corporate headquarters building and amortizable intangible assets.  For the corporate headquarters building, the Comapny used the sales comparison approach and the income capitalization approach, each equally weighted, to arrive at a fair value estimate. The Company determined that the carrying value of the property was not recoverable and exceeded its fair value, and it recorded an impairment charge of $18.8 million.  For the amortizable intangible assets, which included acquired technology, the Comapny estimated a negligible fair value using a relief from royalty method and recorded an impairment charge of $0.8 million related to all of the remaining net book value of this acquired technology.

As part of the goodwill impairment test for the fourth quarter of 2008, the Company determined that step two of the impairment analysis was required by SFAS 142 because the estimated carrying value of its net assets, subsequent to the impairment of long-lived assets noted above, exceeded its estimated fair value. The second step of the goodwill impairment test compared the implied fair value of the goodwill with the carrying amount of that goodwill. When the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Under SFAS 142, the determination of the amount of the impairment required that the fair values of our assets and liabilities be determined as if the Company had been acquired in a hypothetical business combination with a purchase price equal to the discounted cash flow value as of December 31, 2008.  As a result of this analysis, the Company recorded an impairment charge of $34.7 million related to all of the recorded goodwill.

7.  Other Intangible Assets

As noted above, the Company’s remaining net book value of its other intangible assets were written off in 2008.

Information regarding the Company's other identified intangible assets subject to amortization as of December 31, 2007 is as follows (in thousands):

		December 31, 2007
	Estimated	Gross Carrying	Accumulated	Net
	Useful Life	Amounts	Amortization	Value
Patents	4 years	$2,132	$(2,132)	$-
Developed Core Technology	6 years	5,422	(3,845)	1,577
Customer Base	3 years	3,246	(3,246)	-
Total		$10,800	$(9,223)	$1,577

Identified intangible asset amortization expense was approximately $0.7 million, $1.3 million and $1.9 million, for the years ended December 31, 2008, 2007 and 2006 respectively.

The Company has not completed the valuation work for the 2009 acquisition of Oxford, and therefore, the amortization expense for future fiscal years is uncertain.

8.  Stock Repurchase

In September 2002, the Company’s Board of Directors approved a repurchase of up to 2,000,000 shares of common stock.  In July 2008, the Company’s Board of Directors authorized an additional 2,000,000 shares under the repurchase program.  At the discretion of management, the Company can repurchase the shares from time to time in the open market or in privately negotiated transactions. Approximately 774,000 shares were repurchased for approximately $1.9 million in cash in 2002 and 2003.  The Company did not repurchase any additional shares from January 1, 2004 through December 31, 2007. In 2008, the Company repurchased 956,000 shares for approximately $6.5 million.

9.  Retirement Savings Plan

The Company sponsors the PLX Technology, Inc. 401(k) Plan (the “Plan”).  The Plan allows all full-time employees to contribute up to 100% of their annual compensation.  However, employee contributions are limited to a maximum annual amount established by the Internal Revenue Service. Beginning in 1996, the Company made a matching contribution calculated at 50 cents on each dollar of the first 6% of the participant’s compensation. The Company's expenses relating to the plan were approximately $0.5 million, $0.5 million and $0.4 million for 2008, 2007 and 2006, respectively. In January 2009, the Company announced that it will suspend the matching contributions as a result of the current macroeconomic conditions. The Company will reevaluate its matching contribution in the future.

10. Income Taxes

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Federal:
Current	$16	$187	$(419)
Deferred	-	414	712
	16	601	293

State:
Current	69	(101)	39
Deferred	-	33	144
	69	(68)	183

Foreign:
Current	41	44	36
	41	44	36

Total	$126	$577	$512

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal income tax rate as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Tax expense (benefit) at the U.S. statutory rate	$(19,741)	$613	$1,232
State taxes (net of federal benefit)	(2,420)	47	183
Goodwill impairment	13,424	-	-
Release of income tax reserves	-	(115)	(569)
Research and development credit	(1,307)	(112)	(1,461)
True ups	(65)	1,137	(891)
Change in valuation allowance	10,123	(1,006)	1,945
Other individually immaterial items	112	13	73
	$126	$577	$512

During the year ended December 31, 2008, the Company’s deferred tax asset valuation allowance increased by $10.1 million. The Company’s deferred tax asset valuation allowance decreased by $2.2 million in 2007 and increased by $1.9 million in 2006.  The increase from December 31, 2007 to December 31, 2008 primarily relates to the deferred tax assets generated for the building and land impairment charges that are currently non deductible for tax purposes. The decrease from December 31, 2006 to December 31, 2007 primarily relates to the decrease in net operating loss carry forwards due to utilization.

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2008	2007
Deferred tax assets:
Accrued expenses and reserves	$1,526	$1,558
Net operating loss carryforwards	2,764	3,036
Research and development credits	10,321	8,939
Depreciation	6,345	-
Share-based compensation	2,753	1,548
Other	166	226
Gross deferred tax assets:	23,875	15,307
Valuation Allowance	(23,875)	(13,752)
	-	1,555

Deferred tax liabilities:
Acquisition related intangibles	-	(869)
Depreciation	-	(686)
	-	(1,555)
Total net deferred tax assets	$-	$-

At December 31, 2008, the Company had federal and state net operating loss carryforwards of $7.8 million and $0.4 million, respectively. These carryforwards will expire at various dates beginning in 2017 through 2025, if not utilized. In addition, as of December 31, 2008, the Company had federal and state tax credit carryforwards of approximately $6.3 million and $8.8 million, respectively.  The federal research and development credits will expire beginning in 2012 and the state credits will carryforward indefinitely.  Approximately $2.6 million of the federal and $1.6 million of the state net operating loss carryforward relate to excess tax deductions from stock options which have not yet been realized.  SFAS 123R prohibits recognition of a deferred income tax asset for excess tax benefits due to stock option exercises that have not yet been realized through a reduction in income tax payable.

Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.   Utilization of $7.3 million of federal net operating loss is subject to an annual limitation under the Internal Revenue Code of 1986, as amended, and similar state provisions.  Utilization of $2.1 million of federal research and development credits and $3.6 million of state research and development credits are subject to an annual limitation under the Internal Revenue Code of 1986, as amended, and similar state provisions.  The annual limitation may result in the expiration of the federal and state research and development credits before utilization.

On September 23, 2008, California enacted new budget legislation that suspends the net operating loss deductions for 2008 and 2009 and limits the amount of business tax credits that can be claimed to 50 percent of a taxpayer's tax liability for tax years beginning on or after January 1, 2008 and before January 1, 2010.  The suspension of net operating loss carryforwards and the limitation on the utilization of credits resulted in increased California income tax liability of $37,000 for 2008.

Due to operating losses incurred, the Company created a full valuation allowance as of December 2002 for deferred tax assets.  As of December 2008, a valuation allowance continues to be recorded for the net deferred tax asset based on management’s assessment that the realization of deferred tax assets is uncertain due to the history of losses, the variability of operating results and the inability to conclude that it is more likely than not that sufficient taxable income would be generated in future periods to realize those deferred tax assets. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance. Approximately $3.7 million of the valuation allowance relates to acquired tax benefits, which will result in an adjustment to tax expense, net of the related deferred liability on acquired intangibles when such benefits are realized.  During 2008, there was no tax valuation allowance released and credited to goodwill.

On January 1, 2007, the Company adopted the provision of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” FIN 48 – an interpretation of FASB No. 109. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is a follows (in thousands):

	Years Ended December 31,
	2008	2007

Unrecognized tax benefits balance, beginning of period	$1,895	$1,916
Gross increase (decrease) for tax positions for prior year	26	(225)
Gross increase for tax positions for current year	287	319
Reduction for Lapse of California statute of limitations	-	(115)
Unrecognized tax benefits balance, end of period	$2,208	$1,895

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

The Company is subject to taxation in the US and various state and foreign jurisdictions. The tax years 1997-2008 remain open to examination by the federal and state tax authorities due to certain acquired net operation loss and overall credit carryforward positions.

The Company has made no provision for U.S. income taxes on approximately $0.5 million of cumulative undistributed earnings of certain foreign subsidiaries because it is the Company’s intention to permanently reinvest such earnings.  If such earnings were distributed, the Company would accrue additional taxes of approximately $0.2 million. Pre-tax income from foreign operations was $81,000, $86,000 and $77,000 in 2008, 2007 and 2006, respectively.

11.  Commitments and Contingencies

The Company uses several contract manufacturers and suppliers to provide manufacturing services for its products. As of December 31, 2008, the Company has purchase commitments for inventory with these contract manufacturers and suppliers of approximately $1.4 million. These inventory purchase commitments are placed on a sales order basis with lead times ranging from 4 to 16 weeks to meet estimated customer demand requirements.

The Company leases facilities, equipment and software tools under non-cancelable operating leases and service agreements. Future minimum payments under facility, equipment and software tool leases and agreements at December 31, 2008 are as follows (in thousands):

	Facility and Equipment	Software	Total
2009	$137	$4,567	$4,704
2010	63	2,425	2,488
2011	-	1,425	1,425
Total	$200	$8,417	$8,617

Rental expense for all facility leases aggregated approximately $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively

On January 2, 2009, we closed the acquisition of Oxford.  As a part of the Merger Agreement, we acquired all of the outstanding shares of capital stock of Oxford in exchange for 5,600,000 shares of common stock of PLX and a promissory note in the principal amount of $14,200,000 (the “Note”) that will be satisfied by either (i) the issuance of an additional 3,400,000 shares of common stock of PLX upon approval of PLX’s stockholders, or (ii) the repayment of the principal amount of the Note if such stockholder approval is not obtained by June 30, 2009.

Warranty and Indemnification Provisions

Changes in sales warranty reserve are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Balance, beginning of period	$66	$98	$92
Warranty costs incurred	(234)	(236)	(232)
Additions related to current period sales	241	204	238
Balance, end of period	$73	$66	$98

Warranty costs, which relate to product quality issues, remained consistent and insignificant during the periods presented.

The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that a PLX product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at December 31, 2008 or 2007.

12.  Segments of an Enterprise and Related Information

The Company has one operating segment, the sale of semiconductor devices. The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components of the Company's business. Substantially all of the Company’s assets are located in the United States.

Revenues by geographic region based on customer location were as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Revenues:
United States	$18,856	$21,251	$20,656
Singapore	14,417	15,047	12,814
China	10,650	12,130	8,111
Taiwan	10,354	10,002	14,271
Europe	10,339	8,962	10,074
Other Asia Pacific	10,282	11,604	11,712
The Americas - excluding United States	6,170	2,738	3,787
Total	$81,068	$81,734	$81,425

Revenues by product type were as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Revenues:
Legacy products	$43,016	$53,285	$63,373
PCI Express products	38,052	28,449	18,052
Total	$81,068	$81,734	$81,425

There were no direct end customers that accounted for more than 10% of net revenues.  Sales to the following distributors accounted for 10% or more of net revenues:

	Years Ended December 31,
	2008	2007	2006
Excelpoint Systems Pte Ltd	29%	18%	*	%
Answer Technology, Inc.	13%	10%	10%
Avnet, Inc.	12%	* %	*	%
Metatech	-	17%	31%

*	Less than 10%

13.  Subsequent Event

On January 2, 2009, the Company acquired all of the outstanding shares of capital stock of Oxford, a privately held fabless provider of industry-leading silicon and software for the consumer and small office/home office (SOHO) storage markets.

Established in 1992, Oxford has been providing silicon and software solutions to interconnect digital systems, including PCIe, USB, FireWire, Ethernet, SATA and eSATA.  Oxford’s corporate headquarters were located in Milpitas, California, with most of its employees based in Oxford’s design center in Abingdon, United Kingdom.  The consumer and SOHO external storage markets account for the majority of Oxford’s sales.  Oxford provides advanced system-on-chip solutions for both direct-attached storage (DAS) and network-attached storage (NAS) external drives.  Oxford‘s customers include Seagate, Western Digital, LaCie, Hewlett Packard, and Macpower.

As a part of the Merger Agreement, the Company acquired all of the outstanding shares of capital stock of Oxford in exchange for 5,600,000 shares of common stock of PLX and a promissory note in the principal amount of $14,200,000 (the “Note”) that will be satisfied by either (i) the issuance of an additional 3,400,000 shares of common stock of PLX upon approval of PLX’s stockholders, or (ii) the repayment of the principal amount of the Note if such stockholder approval is not obtained by June 30, 2009.

The Company has not completed the purchase accounting as the valuation work is currently in process.

The Company had a layoff in the first quarter of 2009 in connection with the acquisition of Oxford. The estimated severance cost is approximately $2.0 million.

14.  Quarterly Financial Data (unaudited)

 (In thousands, except per share amounts)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Net revenues	$22,755	$23,350	$20,790	$14,173
Gross profit	$13,843	$13,858	$12,160	$8,421
Net income (loss)	$1,062	$(75)	$798	$(58,315)
Net income (loss) per basic share (1)	$0.04	$(0.00)	$0.03	$(2.08)
Net income (loss) per diluted share (1)	$0.04	$(0.00)	$0.03	$(2.08)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Net revenues	$18,640	$19,764	$21,216	$22,114
Gross profit	$11,377	$11,646	$13,108	$13,394
Net income (loss)	$(272)	$(82)	$997	$531
Net income (loss) per basic share (1)	$(0.01)	$(0.00)	$0.03	$0.02
Net income (loss) per diluted share (1)	$(0.01)	$(0.00)	$0.03	$0.02

(1)	The sum of per share amounts for the quarters does not necessarily equal that for the year due to rounding as the computations were made independently.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions		Deductions
	Balance at	Charged to	Charged to	Amount	Balance at
	Beginning of	Costs and	Other	Recovered	End of
Description	Period	Expenses	Accounts (1)	(Written off)	Period
Year ended December 31, 2008:
Allowance for doubtful accounts	$82	$-	$-	$-	$82
Provision for excess and obsolete inventories	$1,279	$684	$-	$(144)	$1,819
Allowance for returns and price concessions	$149	$-	$152	$(249)	$52
Allowance for ship and debits	$285	$-	$2,192	$(2,228)	$249
Year ended December 31, 2007:
Allowance for doubtful accounts	$94	$3	$-	$(15)	$82
Provision for excess and obsolete inventories	$936	$763	$-	$(420)	$1,279
Allowance for returns and price concessions	$75	$-	$358	$(284)	$149
Allowance for ship and debits	$143	$-	$2,101	$(1,959)	$285
Year ended December 31, 2006:
Allowance for doubtful accounts	$131	$(28)	$-	$(9)	$94
Provision for excess and obsolete inventories	$389	$809	$-	$(262)	$936
Allowance for returns and price concessions	$80	$-	$79	$(84)	$75
Allowance for ship and debits	$-	$-	$1,008	$(865)	$143

(1)	Amounts charged to other accounts are recorded as a reduction of revenue.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 5, 2009	PLX Technology, Inc. by: /s/ Ralph H. Schmitt Name: Ralph H. Schmitt Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ralph H. Schmitt and Arthur O. Whipple, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in- fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title(s)	Date

/s/ Raph H. Schmitt	Chief Executive Officer and Director	March 5, 2009
Ralph H. Schmitt	(Principal Executive Officer)

Chief Financial Officer, Vice President,
/s/ Arthur O. Whipple	Finance and Secretary	March 5, 2009
Arthur O. Whipple	(Principal Finanacial and Accounting Officer)

/s/ D. James Guzy	Director and Chairman of the Board of	March 5, 2009
D. James Guzy	Directors

/s/ Michael J. Salameh	Director	March 5, 2009
Michael J. Salameh

/s/ Robert H. Smith	Director	March 5, 2009
Robert H. Smith

/s/ John H. Hart	Director	March 5, 2009
John H. Hart

/s/ Thomas J. Riordan	Director	March 5, 2009
Thomas Riordan

/s/ Patrick Verderico	Director	March 5, 2009
Patrick Verderico

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated December 15, 2008, by and among PLX Technology, Inc., Osprey Acquisition Sub, Inc., Oxford Semiconductor, Inc. and VantagePoint Venture Partners IV (Q), L.P., as stockholder representative (without exhibits), filed as Exhibit 2.1 to the Company's Form 8-K, filed on December 19, 2008, and incorporated herein by reference.

2.2
Amendment to the Agreement and Plan of Merger, dated January 2, 2009, by and among PLX Technolgy, Inc., Osprey Acquisition Sub, Inc., Oxford Semiconductor, Inc. and VantagePoint Venture Partners IV (Q), L.P., as stockholder representative, filed as Exhibit 2.1 to the Company's Form 8-K, filed on January 6, 2009, and incorporated herein by reference.

2.3	Exchange Agent Agreement, dated January 2, 2009, by and among the Registrant, Computershare, Inc. and Computershare Trust Company, N.A.
2.4
Escrow Agreement, dated January 2, 2009, by and among the Registrant, VantagePoint Venture Partners IV (Q), L.P., as the representative of the stockholders of Oxford Semiconductor, Inc. and Computershare Trust Company.

2.5
Form of Stockholder Support Agreement, dated December 15, 2008, by and among the Registrant, Oxford Semiconductor, Inc., VantagePoint Venture Partners IV (Q), L.P., as the representative of the stockholders of Oxford Semiconductor, Inc., and certain stockholders of the Registrant.

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company.
3.2	Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Company's Form 8-K, filed on November 26, 2007 and incorporated herein by reference.
3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

4.1	Reference is made to Exhibits 3.1 and 3.3.
10.1 (1)*	Form of Indemnification Agreement between PLX and each of its Officers and Directors.
10.2 (1)*	1998 Stock Incentive Plan.
10.3 (1) (2)*	1999 Stock Incentive Plan, As Amended.
10.4*	PLX Technology, Inc. 2006 Bonus and Deferred Compensation Plan, filed as Exhibit 10.15 to the Company’s Form 10-K, filed on March 3, 2006, and incorporated herein by reference.
10.5*	PLX Technology, Inc. 2007 Variable Compensation Plan, filed as Exhibit 10.16 to the Company's Form 10-K, filed on February 27, 2007 and incorporated herein by reference.
10.6*	PLX Technology, Inc. 2008 Variable Compensation Plan, filed as Exhibit 10.17 to the Company's Form 10-K, filed on March 6, 2008 and incorporated herein by reference.
10.7*	Amended and Restated PLX Technology, Inc. 1999 Stock Incentive Plan, titled as Appendix A to the Company's Proxy Statement on Schedule 14A, dated April 18, 2006, and incorporated herein by reference.
10.8*
Offer letter, dated December 29, 2006 between PLX Technology, Inc. and Arthur O. Whipple, filed as Exhibit 10.1 to the Company's Form 8-K, filed on January 18, 2007, and incorporated herein by reference.

10.9*	PLX Technology, Inc. 2008 Equity Incentive Plan, attached as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed on April 18, 2008, and incorporated herein by reference.
10.10*
Offer Letter, dated as of October 15, 2008, by and between the Company and Ralph Schmitt, filed as Exhibit 10.1 to the Company's Form 8-K, filed on October 27, 2008, and incorporated herein by reference.

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