Form 10-Q
period 2009-03-31
PLX TECHNOLOGY INC
filed 2009-05-08
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[  ]  No[  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer [  ]        Accelerated filer [X]        Non-accelerated filer [  ]        Small Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]    No [X]

As of March 31, 2009 there were 33,604,240 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2009

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31,	March 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$7,443	$6,865
Short-term marketable securities	29,153	32,677
Accounts receivable, net	7,427	5,712
Inventories	6,916	7,257
Other current assets	5,752	4,699
Total current assets	56,691	57,210
Property and equipment, net	11,655	10,590
Goodwill	1,367	-
Other acquired intangible assets	8,202	-
Long-term marketable securities	4,985	7,585
Other assets	5,204	1,875
Total assets	$88,104	$77,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,243	$4,003
Accrued compensation and benefits	1,804	2,360
Accrued commissions	465	475
Short term note payable	8,622	-
Other accrued expenses	1,663	1,219
Long term note payable	1,316	-
Total liabilities	19,113	8,057

Stockholders' Equity:
Common stock, par value	34	28
Additional paid-in capital	142,557	132,159
Accumulated other comprehensive income (loss)	(15)	104
Accumulated deficit	(73,585)	(63,088)
Total stockholders' equity	68,991	69,203
Total liabilities and stockholders' equity	$88,104	$77,260

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
Net revenues	$16,457	$22,755
Cost of revenues	7,511	8,912
Gross margin	8,946	13,843

Operating expenses:
Research and development	7,903	6,498
Selling, general and administrative	6,895	6,453
Acquisition related costs	2,630	-
Amortization of acquired intangible assets	854	241
Total operating expenses	18,282	13,192

Income (loss) from operations	(9,336)	651
Interest income and other, net	48	488
Loss on fair value remeasurement	(1,190)	-
Income (loss) before provision for income taxes	(10,478)	1,139

Provision for income taxes	19	77

Net income (loss)	$(10,497)	$1,062

Basic net income (loss) per share	$(0.31)	$0.04
Shares used to compute basic per share amounts	33,604	28,707

Diluted net income (loss) per share	$(0.31)	$0.04
Shares used to compute diluted per share amounts	33,604	28,867

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(10,497)	$1,062
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	581	573
Share-based compensation expense	211	885
Amortization of acquired intangible assets	854	241
Write-downs of inventories	86	45
Fair value remeasurement of note payable	1,190	-
Impairment of assets	286	-
Changes in pre-acquisition deferred tax balances	-	(151)
Other non-cash items	10	(55)
Changes in operating assets and liabilities:
Accounts receivable	(429)	(250)
Inventories	2,932	(159)
Other current assets	182	(56)
Other assets	(770)	(283)
Accounts payable	(1,909)	184
Accrued compensation and benefits	(1,297)	(237)
Other accrued expenses	(815)	369
Net cash provided by (used in) operating activities	(9,385)	2,168

Cash flows from investing activities:
Cash acquired in Oxford acquisition	4,392	-
Purchases of marketable securities	(9,292)	(11,842)
Sales and maturities of marketable securities	15,300	9,500
Purchase of property and equipment	(300)	(924)
Net cash provided by (used in) investing activities	10,100	(3,266)

Cash flows from financing activities:
Proceeds from exercise of common stock options	-	10
Repurchase of common stock	-	(3,907)
Principal payments on capital lease obligations	(125)	-
Net cash (used in) financing activities	(125)	(3,897)

Effect of exchange rate fluctuations on cash and cash equivalents	(12)	(19)

Net decrease in cash and cash equivalents	578	(5,014)
Cash and cash equivalents at beginning of period	6,865	19,175
Cash and cash equivalents at end of period	$7,443	$14,161

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$47	$39
Cash paid for interest	$25	$-
Common stock issued in connection with acquisition	$10,192	$-
Convertible note issued in connection with acquisition	$6,188	$-

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, “PLX” or the “Company”) as of March 31, 2009 and for the three month period ended March 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

The unaudited condensed consolidated financial statements include all of the accounts of the Company and those of its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect various accounts, including but not limited to goodwill, acquired intangible assets, income taxes, inventories, revenue recognition and related sales reserves, allowance for doubtful accounts, share-based compensation and warranty reserves as reported in the financial statements and accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements.

Comprehensive Net Income (Loss)

The Company’s comprehensive net income (loss) for the three month period ended March 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income (loss)	$(10,497)	$1,062
Unrealized loss on marketable securities, net	(107)	(40)
Cumulative translation adjustments	(12)	(19)
Comprehensive net income (loss)	$(10,616)	$1,003

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

 In the first quarter of 2009, the Company terminated all Oxford distributor agreements which offered its distributors price protection and stock rotation and estimated the reserve for residual rights from these agreements. The Company resigned a small number of the terminated distributors under contacts substantially similar to PLX’s distributor contracts. As of March 31, 2009 the Company offers pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. In general, the Company analyzes current requests for credit in process, also known as ship and debits and inventory at the distributor to determine the ending sales reserve required for this program.  The Company also offers stock rotation rights to two distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other the Company’s products of equal value. The Company analyzes current stock rotation requests and past experience  to determine the ending sales reserve required for this program.  In addition, the Company has arrangements with a small number of customers offering a rebate program on various products. The Company records rebates as a reduction of revenue under the guidelines of Emerging Issues Task Force (“EITF’) 01-9, Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor’s Product). Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations – Revised 2007, which replaces FASB Statement No. 141, Business Combinations. SFAS 141(R) establishes principles and requirements intending to improve the relevance, representational faithfulness and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS 141(R) on January 1, 2009 changed the Company’s accounting treatment for business combinations. Among other things, acquisition related costs are required to be expensed as incurred under SFAS 141(R). On January 2, 2009 we completed the acquisition of Oxford and as a result, the Company expensed acquisition related costs of $0.8 million and $0.3 million in the fourth quarter of 2008 and the first quarter of 2009, respectively.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 became effective December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delayed the effective date of SFAS No. 157, Fair Value Measurements, to fiscal years ending after November 15, 2008 for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-2 became effective November 15, 2008. The adoption of FSP FAS 157-2 did not have a material impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assests, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FSP 143-3 must be applied prospectively to intangible assets acquired after January 1, 2009.  The adoption of FSP 142-3 did not have a material impact on the Company’s financial position or results of operations.

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

	Three Months Ended
	March 31,
	2009	2008
Risk-free interest rate	1.64%	2.40%
Expected volatility	0.59	0.50
Expected life (years)	4.51	4.47

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

Expected Volatility: The Company has historically calculated its expected volatility assumption required in the Black-Scholes model by blending the historical and implied volatility. The historical volatility is based on the weekly closing prices of its common stock over a period equal to the expected term of the option. Market based implied volatility is based on utilizing market data of actively traded options on the Company’s stock, from options at- or near-the-money traded options, at a point in time as close to the grant of the employee options as reasonably practical and with similar terms to the employee share option, or a remaining maturity of at least six months if no similar terms are available. The historical volatility of the price of the Company’s common stock over the expected term of the option is a strong indicator of the expected future volatility. In addition, implied volatility takes into consideration market expectations of how future volatility will differ from historical volatility.  Historically, the Company did not believe that one estimate was more reliable than the other so it used a 50/50 blend of historical volatility and market-based volatility. However, due to the recent lack of available market data to calculate implied volatility, the Company began using 100% historical volatility during the fourth quarter of 2008.

These factors could change in the future, which would affect the share-based compensation expense in future periods.

As share-based compensation expense recognized in the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rate at March 31, 2009 and 2008 of 29% and 26%, respectively, was based on historical experience.

The following table shows total share-based compensation and employee stock ownership plan expenses for the three months ended March 31, 2009 and 2008, included in the respective line items of the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Cost of revenues	$10	$18
Research and development	109	403
Selling, general and administrative	221	464
Total share-based compensation expense	$340	$885

A summary of option activity under the Company’s stock equity plans during the three months ended March 31, 2009 is as follows:

				Weighted Average
				Remaining	Aggregate
	Options Available	Number of	Weighted Average	Contratual Term	Intrinsic
Options	for Grant	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2008	1,312,185	4,759,843	$9.80	4.20	$1,262
Granted	(915,000)	915,000	1.91
Cancelled	368,136	(368,136)	8.97
Plan Termination	(33,452)	-	-

Outstanding at March 31, 2009	731,869	5,306,707	$8.50	4.68	$305,144

Exercisable at March 31, 2009		2,970,142	$11.62	3.43	$5,994

The Black-Scholes weighted average fair values of options granted during the three months ended March 31, 2009 and 2008 were $0.92 and $3.02, respectively.

The following table summarizes ranges of outstanding and exercisable options as of March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contratual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$1.25-$2.05	1,440,231	6.76	$1.96	25,231	$1.93
$2.33-$7.98	1,071,899	4.71	6.11	609,571	5.98
$8.25-$9.89	1,075,997	3.72	9.14	976,708	9.11
$9.96-$15.58	1,116,497	4.36	11.70	756,549	12.00
$16.65-$25.94	602,083	1.72	21.32	602,083	21.32
Total	5,306,707	4.65	$8.50	2,970,142	$11.62

There were no options exercised during the three months ended March 31, 2009. For the same period in 2008 the total intrinsic value of options exercised was $5,000. The fair value of options vested during the three months ended March 31, 2009 was approximately $2.1 million. As of March 31, 2009, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $1.7 million which is expected to be recognized as expense over a weighted average period of approximately 1.67 years.

Tender Offer

On March 31, 2009, The Company commenced an offer to purchase for cash certain outstanding options held by its employees (including officers) and directors, and filed associated documents with the SEC under Schedule TO.  As of March 31, 2009, options to purchase up to 5,306,707 shares of our common stock were issued and outstanding under all of our stock option plans. Of these outstanding stock options, options to purchase up to 3,262,809 shares of our common stock are eligible for purchase under the offer.  Eligible options must have had an exercise price of at least $5.50 and must meet other conditions set forth in the offer.  The amount of cash offered for eligible options is based on the Black-Scholes valuation of each eligible option, subject to a minimum of $0.05 per share, and ranges from $0.05 to $1.42 per share.

As a result of this tender offer, options to purchase 2,533,278 shares of the Company’s common stock were validly tendered and not withdrawn, and the Company has accepted the repurchase of these options.  Each eligible optionee who validly tendered eligible options pursuant to the offer to purchase will receive a cash payment in the range of $0.05 to $1.42 per option for an aggregate amount of $0.9 million.  The aggregate amount of the payments made in exchange for eligible options will be charged to stockholders' equity to the extent that the amount does not exceed the fair value of the eligible options accepted for payment, as determined at the purchase date. The amount paid in excess of that fair value, as determined at the purchase date, will be recorded as compensation expense. Accounting for the purchase of eligible options will be reflected on the Company’s consolidated financial statements for the second quarter of 2009.

The Company will return to its 2008 Equity Incentive Plan the first 400,000 shares underlying options purchased pursuant to the offer if such options were originally issued under the 2008 plan or our 1999 Stock Incentive Plan.  These shares will then be available for future grant.  With respect to other options purchased pursuant to the offer, the shares underlying such options will not be available for future option grants.

3.  Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	March 31,	December 31,
	2009	2008
Work-in-process	$1,873	$2,506
Finished goods	5,043	4,751
Total	$6,916	$7,257

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

4.  Net Income (Loss) Per Share

The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2008

Net income (loss)	$(10,497)	$1,062
Weighted average shares of common stock outstanding	33,604	28,707
Net income (loss) per share - basic	$(0.31)	$0.04
Shares used in computing basic net income (loss) per share	33,604	28,707
Dilutive effect of stock options	-	160
Shares used in computing diluted net income (loss) per share	33,604	28,867
Net income (loss) per share - diluted	$(0.31)	$0.04

As the Company incurred a loss for the three month period ended March 31, 2009, the effect of dilutive securities, totaling 5.3 million shares has been excluded from the computation of diluted loss per share, as its impact would be anti-dilutive. Dilutive securities are comprised of options to purchase common stock.

Weighted average employee stock options to purchase approximately 4.1 million shares for the three month period ended March 31, 2008, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the Company’s common stock and, therefore, the effect would have been anti-dilutive.

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

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$4,003	$4,003	$-	$-
Marketable securities	34,138	-	34,138	-
Total	$38,141	$4,003	$34,138	$-

Liabilities:		-	-	-
Convertible note	$7,378	$7,378	$-	$-
Total	$7,378	$7,378	$-	$-

The fair value of non-financial assets measured on a non-recurring basis is as follows (in thousands):

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$1,367	$-	$-	$1,367
Acquired intangibles, net	8,202	-	-	8,202
Total	$9,569	$-	$-	$9,569

6.  Investments

The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  As of March 31, 2009, the Company’s securities consisted of debt securities and were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported in a separate component of stockholders’ equity.  The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity, both of which are included in interest income.  Realized gains and losses are recorded on the specific identification method.

The fair value of available-for-sale investments is as follows (in thousands):

	March 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Corporate bonds and notes	$6,495	$50	$-	$6,545
Municipal bonds	1,505	5	-	1,510
US treasury and government agencies securities	25,955	128	-	26,083
Total bonds, notes and equity securities	$33,955	$183	$-	$34,138
Less amounts classified as cash equivalents				-
Total short and long-term available-for-sale investments				$34,138

Contractual maturity dates for investments:
Less than one year:				29,153
One to two years:				4,985
				$34,138

	December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Corporate bonds and notes	$9,898	$92	$(47)	$9,943
Municipal bonds	1,509	6	-	1,515
US treasury and government agencies secutites	28,564	240	-	28,804
Total bonds, notes and equity securities	$39,971	$338	$(47)	$40,262
Less amounts classified as cash equivalents				-
Total short and long-term available-for-sale investments				$40,262

Contractual maturity dates for investments:
Less than one year:				32,677
One to two years:				7,585
				$40,262

The Company compares the carrying value of its available for sale investments with their quoted market prices at the end of each period.  If the quoted price of a marketable security has dropped significantly during a period or has been below our carrying value for an extended period of time, the Company reviews the investment to determine whether the decline is other than temporary.  If the Company determines that the decline is other than temporary, the investment is written down to its market value as measured at the end of the period.  Any resulting charge is included in the Company’s statement of operations in the related period. The Company has not recorded any other than temporary impairment charges in the accompanying financial statements.

7.  Acquisition of Oxford Semiconductor Inc.

On January 2, 2009, the Company acquired all of the outstanding shares of capital stock of Oxford Semiconductor, Inc. (Oxford), a privately held fabless provider of industry-leading silicon and software for the consumer and small office/home office (SOHO) storage markets.

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

The total consideration paid for the transaction was $16.4 million, consisting of 5.6 million shares at $1.82 per share, the closing price on January 2, 2009, the date the transaction was closed, and the fair value of the contingently convertible debt liability as of January 2, 2009, of $6.2 million.

As a part of the Merger Agreement, the Company acquired all of the outstanding shares of capital stock of Oxford in exchange for 5.6 million shares of common stock of PLX and a promissory note in the principal amount of $14.2 million (the “Note”) that will be satisfied by either (i) the issuance of an additional 3.4 million shares of common stock of PLX upon approval of PLX’s stockholders, which is being sought at a special meeting of stockholders to be held on May 22, 2009, or (ii) the repayment of the principal amount of the Note if such stockholder approval is not obtained by June 30, 2009.  Upon approval of PLX’s stockholders, the Note automatically converts into PLX common stock, and the implied conversion rate on the Note is $4.18 per share.  We believe it is probable that the Note will convert to 3.4 million shares.  Under SFAS 141R, the contingently convertible promissory note is considered contingent consideration which is recorded at fair value as of the acquisition date, and changes to the fair value of contingent consideration are reflected through the statement of operations.  The fair value of the convertible note on the acquisition date was based on that day’s closing stock price of $1.82 per share. As of March 31, 2009, the convertible note was remeasured to fair value.  Based on the closing stock price of $2.17 as of March 31, 2009, the fair value of the convertible note was $7.4 million.  The change in fair value of $1.2 million was recognized as a loss in the quarter ended March 31, 2009.

The following table summarizes the consideration paid for Oxford and the amounts of the assets acquired and liabilities assumed at the acquisition date.

Fair value of consideration transferred:

5,600,000 common shares of PLX	$10,192
Contingent consideration	6,188
Fair value of total consideration	$16,380

Recognized amounts of identifiable assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$4,392
Trade receivables	1,286
Inventories	2,677
Tax receivable	835
Licensed IP	2,499
Property, plant and equipment	1,357
Identifiable intangible assets	9,056
Other assets	482
Trade and other payable	(3,163)
Accruals and other liabilities	(4,408)
Total indentifiable net assets	$15,013
Goodwill	1,367
$16,380

The fair value of assets acquired include trade receivables of $1.6 million.  The gross amount due under sales related contracts is $1.6 million, of which $0.3 million is expected to be uncollectible as a result of recognized credits due to distributors for the difference in the price they previously purchased product for from Oxford Semiconductor, Inc. and the authorized quote price based on the distributors’ sell through activity.  The gross amount under a prior IP royalty arrangement is $0.3 million and the full amount is expected to be uncollectible.

The identified intangible assets consist of core technology, trade name and customer relationships.  The valuation of the acquired intangibles is classified as a level 3 measurement under SFAS No. 157, Fair Value Measurements, because the valuation was based on significant unobservable inputs and involved management judgment and assumptions about market participants and pricing.   In determining fair value of the acquired intangible assets, we determined the appropriate unit of measure, the exit market and the highest and best use for the assets, as per SFAS 157. The fair value was estimated using an incremental income approach.

The goodwill arising from the acquisition is largely attributable to the synergies expected to be realized after the Company’s acquisition and integration of Oxford.  The Company only has one operating segment, semiconductor products, so all of the goodwill was assigned to the one segment.  Goodwill is not expected to be deductible for tax purposes.

Oxford contributed revenues of $4.7 million and a net loss of $4.5 million to the Company for the period from January 2, 2009 to March 31, 2009.  Included in the loss for the quarter ended March 31, 2009 are severance costs of $2.0 million and impairment on operating leases of $0.3 million.  The loss does not include non-engineering personnel costs after February 28, 2009 as remaining non-engineering personnel were integrated into the Company’s operations during the quarter. See Note 10 to our condensed consolidated financial statements for additional information.

Because the acquisition took place on January 2, 2009, which was in substance the beginning of the year, no pro forma data is presented for the quarter ended March 31, 2009 as the Company’s historical statement of operations already includes the results of Oxford for the entire period. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination occurred on January 1, 2008.

Pro Forma
Three Months Ended
March 31, 2008

Revenue	$34,438
Loss	$(246)

The pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Oxford to reflect the amortization that would have been recorded assuming the intangible assets had been acquired on January 1, 2008.

During the three months ended March 31, 2009, the Company incurred $0.3 million of third party acquisition related costs, primarily for outside legal costs.  These expenses were included in operating expenses under acquisition related costs in the Company’s consolidated statement of operations for the quarter ended March 31, 2009.

8.  Goodwill and Intangibles

As discussed in note 7, the acquisition of Oxford included the acquisition of $9.1 million of identifiable intangible assets.  All of these intangibles are subject to amortization.  There is no residual value on any of the intangible assets.

The following table summarizes the gross carrying amount and accumulated amortization for each major intangible class and the weighted average amortization period, in total and by major intangible asset class, as of March 31, 2009.

					Estimated
	Gross Carrying	Accumulated	Net	Amortization	Useful
	Value	Amortization	Value	Method	Life
Existing and core technology
USB and Serial Connectivity	$4,600	$(575)	$4,025	Accelerated	3 years
Network Attached Storage Connectivity	3,800	(190)	3,610	Straight-line	5 years
Trade Name	600	(75)	525	Straight-line	2 years
Customer Relationships	56	(14)	42	Accelerated	1 year
Totals	$9,056	$(854)	$8,202		3.8 years

The amortization expense for the quarter ended March 31, 2009 was $0.9 million.  Estimated future amortization expense is as follows (in thousands):

2009	$2,562
2010	2,593
2011	1,527
2012	760
2013	760
Total	$8,202

Amortization expense for the quarter ended March 31, 2008 was $0.2 million and related to the amortization of intangibles acquired through our prior acquisitions of HiNT Corporation and NetChip Technology, Inc.  As of December 31, 2008, the Company determined that these assets were impaired and the remaining carrying value of $0.8 million was written off.

The changes in the carrying amounts of goodwill are as follows:

Balance as of December 31, 2008	$-
Oxford Acquisistion	1,367
Balance as of March 31, 2009	$1,367

10.  Restructuring Costs

Severance

In the three months ended March 31, 2009 the Company recorded approximately $2.0 million of severance and benefit related costs, included in acquisition related costs in the Condensed Consolidated Statement of Operations, related to the termination of 53 employees as a result of the redundancy issue associated with the acquisition of Oxford. As of March 31, 2009 approximately $1.8 million of the $2.0 million severance and benefit related costs was paid, and the remaining $0.2 million is included in accrued compensation and benefits and other accrued expenses in the Condensed Consolidated Balance Sheet. The Company expects all severance and benefit accruals to be paid by March 31, 2010.

Lease Termination

In January 2009, associated with the acquisition of Oxford, the company acquired a building lease in Milpitas, California which was vacated upon acquisition. The Company has not been able to find a sublease for this property given the current market conditions and available space in the area. The future lease costs for the property were $0.3 million which extends through February 2010. The Company recorded the liability, included in other accrued expenses in the Condensed Consolidated Balance Sheet, for the costs to be incurred at the future cash payment amount of $0.3 million as the total cash payment is not materially different from the fair value and fully impaired the lease. The impairment $0.3 million was recorded in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009. The Company expects the lease expense accrual to be paid by February 2010.

11.  Stock Repurchase

In September 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. In July 2008, the Company’s Board of Directors authorized an additional 2,000,000 shares under the repurchase program.  At the discretion of the management, the Company can repurchase the shares from time to time in the open market or in privately negotiated transactions.  Approximately 774,000 shares were repurchased for approximately $1.9 million in cash in 2002 and 2003. The Company did not repurchase any additional shares from January 1, 2004 through December 31, 2007. In 2008 the Company repurchased 956,000 shares for approximately $6.5 million. The Company did not repurchase any additional shares during the three months ended March 31, 2009.

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Taiwan	$4,095	$2,717
China	2,705	3,774
United States	2,497	5,201
Europe, Middle East and Africa	2,152	2,885
Singapore	2,081	4,246
Other Asia Pacific	1,618	2,776
The Americas - excluding United States	1,309	1,156
Total	$16,457	$22,755

For the three months ended March 31, 2009, sales to Excelpoint Systems Pte Ltd and Promate Electronics Co., Ltd accounted for 21% and 14%, respectively, of net revenues. As of March 31, 2009, the same distributors accounted for 26% and 16%, respectively, of the total accounts receivable balance. For the same period in 2008, Excelpoint Systems Pte Ltd, Answer Technology, Inc. and Avnet, Inc. accounted for 30%, 12% and 12%, respectively, of net revenues. As of March 31, 2008, the same distributors accounted for 32%, 11%and 10%, respectively, of the total accounts receivable balance. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

13.  Income Taxes

A provision for income tax of $19,000 has been recorded for the three month period ended March 31, 2009, compared to a provision of $77,000 for the same period in 2008.  Income tax expense for the three months ended March 31, 2009 was a result of applying the estimated annual effective tax rate to cumulative loss before taxes adjusted for certain discrete items which are fully recognized in the period they occur.  For the same period in 2008, the income tax expense was a result of applying the estimated annual effective tax rate to cumulative income before taxes adjusted for certain discrete items which are fully recognized in the period they occur.

The Company has determined that negative evidence supports the need for a full valuation allowance against its net deferred tax assets at this time. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

The Company adopted FIN 48, regarding accounting for uncertain tax benefits, at the beginning of calendar year 2007. As of March 31, 2009, the Company had unrecognized tax benefits of approximately $2.2 million of which none, if recognized, would result in a reduction of the Company’s effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the three months ended March 31, 2009. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. The Company does not believe the amount of its unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 1998 through 2008 remain open to examination by the federal and most state tax authorities due to certain acquired net operating loss and overall credit carryforward positions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future.  Such forward-looking statements also include statements regarding expected synergies of other effects of our acquisition of Oxford, our future gross margin, our future research and development expenses, our future selling, general and administrative expenses, our ability to meet our capital requirements for the next twelve months, our future capital requirements, current high turns fill requirements and our anticipation that sales to a small number of customers will account for a significant portion of our sales.  Actual results could differ materially from those projected in such forward-looking statements.  Factors that could cause actual results to differ include unexpected changes in the mix of our product sales, unexpected pricing pressures, unexpected capital requirements that may arise due to other possible acquisitions or other events, unanticipated changes in the businesses of our suppliers, and unanticipated cash shortfalls.  Actual results could also differ for the reasons noted under the sub-heading “Factors That May Affect Future Operating Results” in Item 1A, Risk Factors in Part II of this report on Form 10-Q and in other sections of this report on Form 10-Q.  All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

OVERVIEW

PLX Technology, Inc. ("PLX" or the "Company"), a Delaware corporation established in 1986, designs, develops, manufactures, and sells integrated circuits for interconnect applications.  These interconnect products are a fundamental building block for standards-based subsystems.  We market our products to major customers that sell electronic systems in the server, storage, communications, industrial, and consumer markets.

Products based on current serial interconnect technology standards such as PCI Express, USB, SATA, and Ethernet provide capabilities to customers that previous parallel technologies did not.  They offer the ability for systems to scale in performance and capabilities, and allow for a standards-based building block approach that was not feasible in the past.  As these serial technologies have become mainstream, we have been able to offer differentiated products based on standard ports that provide scalability and performance at a high-volume price point.

PLX is the market share leader in PCI Express switches and bridges.  We recognized the trend towards this serial, switched interconnect technology early, launched products for this market long before our competitors, and have deployed multiple generations of products to serve a general-purpose, horizontal market.  In addition to enabling customer differentiation through our product features, the breadth of our product offering is in itself a significant benefit to our customers, since we can serve the complete needs of our customers with cost-effective solutions tailored to the specific subsystem requirements.  Our long experience with PCI Express connectivity products enables PLX to deliver reliable devices that operate under non-ideal real-world system environments.

PLX is building on our broad, general purpose interconnect success, and in particular our success in enterprise storage, by focusing on a rapidly growing vertical market: Consumer/Small Office Home Office (SOHO) storage.  On January 2, 2009, we completed the acquisition of Oxford Semiconductor, Inc. (Oxford), a leading supplier of semiconductor components for the consumer and SOHO markets. Oxford has brought to market several generations of leadership products that allow storage customers to attach their disk subsystems directly to a computer through USB direct-attached storage (DAS), or to attach them through local area network-attached storage (NAS).  We identified the shift from parallel to serial hard disk connectivity early, and benefited from this trend to be become the leader in high performance consumer/SOHO storage connectivity.   Our products provide a rich variety of connectivity options, including USB, SATA, eSATA, FireWire, and Ethernet, and offer capabilities such as RAID and data encryption at industry leading performance levels.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

Net Revenues

The following table shows the revenue by product type (in thousands) and as a percentage of net revenues:

	Three Months Ended
	March 31,
	2009	2008
Legacy products	$7,078	$12,190
As a percentage of revenues	43.0%	53.6%
PCI Express products	$6,195	$10,565
As a percentage of revenues	37.6%	46.4%
Storage products	$3,184	$-
As a percentage of revenues	19.4%	-

Net revenues consist of product revenues generated principally by sales of our semiconductor devices.  Net revenues for the three months ended March 31, 2009 were $16.5 million, a decrease of 27.7% from $22.8 million for the same period in 2008. The decrease was due to lower sales as a result of the weakened global economy and economic uncertainty, partially offset by revenues generated from the Storage and Legacy products acquired as part of the Oxford acquisition.

For the three months ended March 31, 2009, sales to Excelpoint Systems Pte Ltd and Promate Electronics Co., Ltd accounted for 21% and 14%, respectively, of net revenues. For the same period in 2008, Excelpoint Systems Pte Ltd, Answer Technology, Inc. and Avnet, Inc. accounted for 30%, 12% and 12%, respectively, of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

In the fourth quarter of 2008 and the first quarter of 2009 we experienced a broad decrease in order rates across most product lines, markets and end customers, and we expect second quarter of 2009 sales to modestly expand compared to the first quarter of 2009. Future demand for our products is uncertain and is highly dependant on general economic conditions and the demand for products that contain our chips. Customer demand for semiconductors can change quickly and unexpectedly.  Our revenue levels have been highly dependent on the amount of new orders that are received for products to be delivered to the customer within the same quarter, also called “turns fill” orders.  Because of the long cycle time to build our products and our lack of visibility into demand when turns fill orders are high, it is difficult to predict which products to build to match future demand.  We believe the current high turns fill requirements will continue indefinitely.  The high turns fill orders pattern, together with the uncertainty of product mix and pricing, makes it difficult to predict future levels of sales and profitability and may require us to carry higher levels of inventory.

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

	Three Months Ended
	March 31,
	2009	2008
	in thousands
Gross profit	$8,946	$13,843
Gross margin	54.4%	60.8%

Gross margin for the three months ended March 31, 2009 decreased by 35.4% compared to the same period in 2008. The decrease was primarily due to the lower margins of the products acquired in the Oxford acquisition as well as overall product mix. The Oxford product margin was lower than expected as a result of an unplanned increase in demand of one of the Storage products.

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

	Three Months Ended
	March 31,
	2009	2008
	in thousands
R&D expenses	$7,903	$6,498
As a percentage of revenues	48.0%	28.6%

R&D expenses increased by $1.4 million or 21.6% in the three months ended March 31, 2009 compared to the same period in 2008. The increase in R&D in absolute dollars and as a percentage of revenue is due primarily to increases in R&D spending on compensation and benefit expenses of $0.8 million, engineering tools of $0.6 million and tape-out related costs of $0.4 million related to new activities assumed as a result of the acquisition of Oxford, partially offset by the decrease in share-based compensation expenses of $0.4 million.

We believe continued spending on research and development to develop new products is critical to our success. While we expect to achieve synergies after the integration of Oxford, R&D expenses in the second quarter of 2009 are expected to increase due to significant stock compensation costs related to our tender offer.  Refer to Note 2 for additional information on the tender offer.  We anticipate that R&D expenses over time will fluctuate due to the timing of projects and tape-out related activities.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related costs, including share-based compensation, commissions to manufactures’ representatives and professional fees, as well as trade show and other promotional expenses.

	Three Months Ended
	March 31,
	2009	2008
	in thousands
SG&A expenses	$6,895	$6,453
As a percentage of revenues	41.9%	28.4%

SG&A expenses increased by $0.4 million or 6.9% in the three months ended March 31, 2009 compared to the same period in 2008. The increase in SG&A in absolute dollars and as a percentage is due primarily to increased salaries and related costs associated to the acquisition of Oxford.

While we expect SG&A expenses in absolute dollars to decrease modestly in future periods as synergies are achieved after the integration of Oxford, SG&A expenses in the second quarter of 2009 are expected to increase due to significant stock compensation costs related to our tender offer.  Refer to Note 2 for additional information on the tender offer.

Acquisition Related Costs

	Three Months Ended
	March 31,
	2009	2008
	in thousands
Deal costs	$333	$-
Severance costs	2,020	-
Lease impairment	277	-
	$2,630	$-

During the three months ended March 31, 2009 we recorded $2.6 million in acquisition related costs associated with the January 2, 2009 acquisition of Oxford. Deal costs related primarily to outside legal costs. Severance costs were the result of layoffs due to the redundancy issue that arose as a result of the acquisition. In addition, we acquired a building lease in Milpitas, California which was vacated upon acquisition.  As a result, we took an impairment charge of the operating lease. See Note 10 of the condensed consolidated financial statements for additional information.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets consists of amortization expense related to developed core technology, tradename and customer base acquired as a result of the Oxford acquisition in January 2009 and the developed core technology acquired in the HiNT Corporation acquisition in May 2003 and NetChip Technology, Inc. acquisition in May 2004.

	Three Months Ended
	March 31,
	2009	2008
	in thousands
Amortization of acquired intangible assets	$854	$241
As a percentage of revenues	5.2%	1.1%

Amortization of acquired intangible increased by $0.6 million or 254.4% in the three months ended March 31, 2009 compared to the same period in 2008. The 2008 amortization expense related to intangibles acquired in our prior acquisitions of HiNT and NetChip. The increase is due to the developed core technology, tradename and customer base acquired as a result of the acquisition of Oxford. See Note 8 to our condensed consolidated financial statements for additional information.

Interest Income and Other, Net

	Three Months Ended
	March 31,
	2009	2008
	in thousands
Interest income	$245	$482
Interest Expense	(252)	-
Other income	55	6
	$48	$488

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term investment balances. Interest income for the three months ended March 31, 2009 decreased by $0.2 million or 49.2%, compared to the same period in 2008. The decrease was primarily due to lower cash and investment balances and interest rate fluctuations.

Interest expense of $0.3 million for the three months ended March 31, 2009 primarily consisted of interest recorded on the $14.2 million note associated with the acquisition of Oxford. We did not record interest expense for the same period in 2008.

Other income includes foreign currency translation gains and losses and other miscellaneous transactions. Other income may fluctuate significantly but we do not expect it to have material impact on our consolidated statements of operations.

Loss on Fair Value Remeasurement of Contingently Convertible Note Payable

As a part of the consideration for the Oxford acquisition, we recorded a liability for the contingent consideration due which, was recorded at fair value as of the acquisition date. Under FAS 141(R), we are required to remeasure the liability to fair value until the contingency is resolved and record the change in fair value in earnings.  The fair value of the note payable was based on 3.4 million shares with a stock price of $1.82, or $6.2 million. As of March 31, 2009, the closing stock price was $2.17, or $7.4 million. The loss on the fair value of the note remeasurement is the increase in fair value of the liability of $1.2 million. See Note 7 of the condensed consolidated financial statements for additional information on the contingent consideration arrangement.

Provision for Income Taxes

Income tax expense of $19,000 has been recorded for the three month period ended March 31, 2009, compared to provision of $77,000 for the same period in 2008.  Income tax expense for the three months ended March 31, 2009 was a result of applying the estimated annual effective tax rate to cumulative loss before taxes adjusted for certain discrete items which are fully recognized in the period they occur.  For the same period in 2008, the income tax expense was a result of applying the estimated annual effective tax rate to cumulative income before taxes adjusted for certain discrete items which are fully recognized in the period they occur.

We have determined that negative evidence supports the need for a full valuation allowance against our net deferred tax assets at this time. We will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

We adopted FIN 48, regarding accounting for uncertain tax benefits, at the beginning of calendar year 2007. As of March 31, 2009, we have unrecognized tax benefits of approximately $2.2 million of which none, if recognized, would result in a reduction of our effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the three months ended March 31, 2009.  Future changes in the remaining balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. We do not expect that the amount of our unrecognized tax benefits will significantly change within the next twelve months.

We are subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 1998 through 2008 remain open to examination by the federal and most state tax authorities due to certain acquired net operating loss and overall credit carryforward positions.

Liquidity and Capital Resources

In summary, our cash flows were (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net cash provided by (used in) operating activities	$(9,385)	$2,168
Net cash provided by (used in) investing activities	10,100	(3,266)
Net cash (used in) financing activities	(125)	(3,897)
Effect of exchange rate fluctuations on cash and cash equivalents	(12)	(19)

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of March 31, 2009 cash, cash equivalents, short and long-term marketable securities were $41.6 million, a decrease of $5.5 million from $47.1 million at December 31, 2008.

Cash provided by (used in) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, impairments, fair value remeasurements, provisions for excess and obsolete inventories, changes in pre-acquisition deferred tax balances, other non-cash items, and the effect of changes in working capital and other activities. Cash used in operating activities for the three months ended March 31, 2009 of $9.4 million consisted primarily of net loss of $10.5 million adjusted for non-cash items of $3.2, decreases in accounts payable of $1.9 million, accrued compensation and benefits of $1.3 million and other accrued expenses and liabilities of $0.8 million and an increase in other assets of $0.8 million due to an increase in software an IP licenses, partially offset by a decreases in inventory of $2.9 million and accounts receivable of $0.4 million. Cash provided by operating activities for the three months ended March 31, 2008 of $2.2 million consisted primarily of net income of $1.1 million adjusted for non-cash items of $1.5 million partially offset by increases in accounts receivable of $0.3 million and other assets of $0.3 million.

Cash provided by investing activities for the three months ended March 31, 2009 of $10.1 million was primarily due to the sales and maturities of investments (net of purchases of investments) of $6.0 million and cash acquired through the acquisition of Oxford of $4.4 million. Cash used in investing activities for the three months ended March 31, 2008 of $3.3 million was due to purchases of marketable securities (net of sales and maturities of investments) of $2.3 million and capital expenditures of $0.9 million. Capital expenditures have generally been comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures.

Cash used in financing activities for the three months ended March 31, 2009 of $0.1 million was due to the payments made on capital lease obligations. Cash used in financing activities for the three months ended March 31, 2008 of $3.9 million was due to common stock repurchases.

The negative effect of exchange rates on cash and cash equivalents for the three months ended March 31, 2009 and 2008 was due to the weakening of the U.S. dollar against other foreign currencies.

As of March 31, 2009, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
		Less than	1-3	More than
	Total	1 Year	Years	3 Years
Operating leases - facilities and equipment	$2,785	$469	$1,360	$956
Capital leases - IP	2,850	1,200	1,650	-
Software licenses	5,787	2,875	2,912	-
Inventory purchase commitments	4,778	4,778	-	-
Total cash obligations	$16,200	$9,322	$5,922	$956

As a part of the Oxford acquisition Merger Agreement, we acquired all of the outstanding shares of capital stock of Oxford in exchange for 5,600,000 shares of common stock of PLX and a promissory note in the principal amount of $14,200,000 (the “Note”) that will be satisfied by either (i) the issuance of an additional 3,400,000 shares of common stock of PLX upon approval of PLX’s stockholders, or (ii) the repayment of the principal amount of the Note if such stockholder approval is not obtained by June 30, 2009.  Interest at the rate of 6% per annum, or approximately $0.3 million, is payable in cash whether the principal balance is satisfied in cash or in shares of our common stock.

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

In the first quarter of 2009, we terminated all Oxford distributor agreements which offered its distributors price protection and stock rotation and estimated the reserve for residual rights from these agreements. We resigned a small number of the terminated distributors under contacts substantially similar to PLX’s distributor contracts. As of March 31, 2009, we offer pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. In general, we analyze current requests for credit in process, also known as ship and debits and inventory at the distributor to determine the ending sales reserve required for this program.  We also offer stock rotation rights to two distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. In general, we analyze current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required for this program. In addition, we have arrangements with a small number of customers offering a rebate program on various products.  We record rebates as a reduction of revenue under the guidelines of Emerging Issues Task Force (“EITF’) 01-9, Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor’s Product). Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

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

Goodwill

Our methodology for allocating the purchase price related to business acquisitions is determined through established valuation techniques. Goodwill is measured as the excess of the cost of the acquisition over the amounts assigned to identifiable tangible and intangible assets acquired less assumed liabilities. We have one operating segment and business reporting unit, the sales of semiconductor devices, and we perform goodwill impairment tests annually during the fourth quarter and between annual tests if indicators of potential impairment exist.

Long-lived Assets

We review long-lived assets, principally property and equipment and identifiable intangibles, for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows generated by the asset.  If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Share-Based Compensation

We recognize share-based compensation expense in accordance with SFAS No. 123(R), Share-Based Payment. We estimate the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior.  Historically, we calculated our expected volatility assumption required in the Black-Scholes model by using a 50/50 blend of historical volatility and market-based volatility. However, due to the recent lack of available market data to calculate implied volatility, we began using 100% historical volatility during the fourth quarter of 2008. We estimate the amount of forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Taxes

We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of March 31, 2009, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. We will maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance.

Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents, short-term investments and long-term investments of $38.1 million at March 31, 2009.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  We invest primarily in high quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $3,000 decrease (less than 1%) in the fair value of our available-for-sale securities.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including those set forth below.  The following risk factors have been updated from those set forth in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, and are restated in full.

Global Economic Conditions May Continue to Have an Adverse Effect on Our Businesses and Results of Operations

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

Historically, a relatively small number of customers have accounted for a significant portion of our net revenues in any particular period.  For the three months ended March 31, 2009, Excelpoint Systems Pte Ltd and Promate Electronics Co., Ltd accounted for 21% and 14%, respectively, of net revenues. For the same period in 2008, Excelpoint Systems Pte Ltd Answer Technology, Inc. and Avnet, Inc. accounted for 30%, 12% and 12%, respectively, of net revenues. For both periods, no other individual direct customer or distributor represented greater than 10% of net revenues in any period presented.

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

In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions. Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business.  See “Business -- Products,” and “-- Competition” in Part I of Item I of our Form 10-K for the year ended December 31, 2008.

Our Independent Manufacturers May Not Be Able To Meet Our Manufacturing Requirements

We do not manufacture any of our semiconductor devices.  Therefore, we are referred to in the semiconductor industry as a “fabless” producer of semiconductors. Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications.  We currently have third party manufacturers located in China, Japan, Korea, Malaysia, Singapore and Taiwan, that can produce semiconductors which meet our needs.  However, as the semiconductor industry continues to progress towards smaller manufacturing and design geometries, the complexities of producing semiconductors will increase.  Decreasing geometries may introduce new problems and delays that may affect product development and deliveries.  Due to the nature of the semiconductor industry and our status as a fabless semiconductor company, we could encounter fabrication-related problems that may affect the availability of our semiconductor devices, delay our shipments or may increase our costs.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. For the three months ended March 31, 2009 and 2008, sales through distributors accounted for approximately 85% and 78%, respectively, of our net revenues. Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

The Demand For Our Products Depends Upon Our Ability To Support Evolving Industry Standards

A majority of our revenues are derived from sales of products, which rely on the PCI Express, PCI, PCI-X, SATA, Ethernet, Firewire and USB standards.  If markets move away from these standards and begin using new standards, we may not be able to successfully design and manufacture new products that use these new standards.  There is also the risk that new products we develop in response to new standards may not be accepted in the market.  In addition, these standards are continuously evolving, and we may not be able to modify our products to address new specifications.  Any of these events would have a material adverse effect on our business.

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

Our Transition To A New Chief Executive Officer May Not Be Successful

On November 3, 2008, our board of directors appointed Ralph Schmitt as our chief executive officer and as a member of our board of directors.  Mike Salameh, retired as chief executive officer, continued as a full-time employee for a short transition period and continues to serve as a member of the board of directors.  While we have planned carefully for this transition, there are no assurances that we will be able to implement a smooth transition to our new chief executive officer. Any failure to effectively transition the chief executive officer position could have a material adverse effect on our business, results of operations or financial condition.

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

If We Do Not Successfully Integrate Oxford With PLX, We May Not Achieve Our Anticipated Synergies And Could Adversely Affect Our Financial Condition

In January 2009, we completed the acquisition of Oxford, a provider of reliable, high-performance silicon and software solutions to interconnect digital systems, including serial, parallel, USB, FireWire, Ethernet, SATA and eSATA.  Although as of March 31, 2009, we have not encountered significant difficulties with the integration of Oxford’s operations, there can be no assurance that we will not encounter substantial difficulties during the completion of the integration.  A substantial delay in the integration of Oxford could result in a delay or failure to achieve the anticipated synergies, which could adversely impact our results of operations.  The possible difficulties of combining the operations of the companies include, but are not limited to:

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

Acquisitions Could Adversely Affect our Financial Condition and Could Expose Us to Unanticipated Liabilities

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

In addition, the registration statement on Form S-3 covering 5,600,000 shares of our common stock, which were issued to Oxford stockholders on January 2, 2009, when the acquisition was completed enables the holders of the registered shares to resell those shares in the public market without legal resale restrictions, if they so choose and subject to market conditions. We expect to file a separate registration statement on Form S-3 as promptly as practicable to register for resale the additional 3,400,000 shares that we will issue in satisfaction of the $14.2 million principal balance of the promissory note we issued to Oxford stockholders on completion of the acquisition, if our stockholders approve such share issuance.  We cannot predict the extent, if any, to which the issuance of the additional shares in connection with the Oxford acquisition would adversely affect the trading price of our stock, particularly in light of the current financial, stock market and economic turmoil.

Because We Sell Our Products To Customers Outside Of The United States And Because Our Products Are Incorporated With Products Of Others That Are Sold Outside Of The United States We Face Foreign Business, Political And Economic Risks

Sales outside of the United States accounted for approximately 85% of our revenues for the three months ended March 31, 2009.  In 2008 and 2007, sales outside of the United States accounted for approximately 77% and 71% of our revenues, respectively.  Sales outside of the United States may fluctuate in future periods and may continue to account for a large portion of our revenues.  In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the United States, thereby exposing us indirectly to foreign risks.  Further, most of our semiconductor products are manufactured outside of the United States.  Accordingly, we are subject to international risks, including:

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

We May Be Required To Record A Significant Charge To Earnings If Our Goodwill Or Amortizable Intangible Assets Become Impaired

Under generally accepted accounting principles, we review our amortizable intangible and long lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment annually, during the fourth quarter and between annual tests in certain circumstances.  Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill, amortizable intangible assets or other long lived assets may not be recoverable, include a persistent decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any additional impairment of our goodwill, amortizable intangible assets or other long lived assets is determined, which would adversely impact our results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock.  In July 2008, our Board of Directors authorized an additional 2,000,000 shares under the repurchase program. At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.  Approximately 774,000 shares were repurchased for approximately $1.9 million in cash in 2002 and 2003. We did not repurchase any additional shares from January 1, 2004 through December 31, 2007. In 2008 we repurchased 956,000 shares for approximately $6.5 million. We did not repurchase any additional shares during the three months ended March 31, 2009.

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

Date: May 8, 2009

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