Form 10-Q
period 2009-06-30
PLX TECHNOLOGY INC
filed 2009-08-06
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

As of June 30, 2009 there were 37,004,223 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2009

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$10,331	$6,865
Short-term marketable securities	23,432	32,677
Accounts receivable, net	8,124	5,712
Inventories	6,593	7,257
Other current assets	5,229	4,699
Total current assets	53,709	57,210
Property and equipment, net	11,480	10,590
Goodwill	1,367	-
Other acquired intangible assets	7,348	-
Long-term marketable securities	4,990	7,585
Other assets	4,724	1,875
Total assets	$83,618	$77,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,664	$4,003
Accrued compensation and benefits	1,883	2,360
Accrued commissions	479	475
Short term note payable	1,436	-
Other accrued expenses	1,137	1,219
Long term note payable	997	-
Total liabilities	12,596	8,057

Stockholders' Equity:
Common stock, par value	37	28
Additional paid-in capital	153,665	132,159
Accumulated other comprehensive income (loss)	(39)	104
Accumulated deficit	(82,641)	(63,088)
Total stockholders' equity	71,022	69,203
Total liabilities and stockholders' equity	$83,618	$77,260

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues	$18,178	$23,350	$34,635	$46,105
Cost of revenues	8,076	9,492	15,587	18,404
Gross margin	10,102	13,858	19,048	27,701

Operating expenses:
Research and development	8,570	7,791	16,473	14,289
Selling, general and administrative	7,084	6,063	13,979	12,516
Acquisition and related restructuring costs	99	-	2,729	-
Amortization of acquired intangible assets	854	202	1,708	443
Total operating expenses	16,607	14,056	34,889	27,248

Income (loss) from operations	(6,505)	(198)	(15,841)	453
Interest income and other, net	117	376	165	864
Loss on fair value remeasurement	(2,652)	-	(3,842)	-
Income (loss) before provision for income taxes	(9,040)	178	(19,518)	1,317

Provision for income taxes	16	253	35	330

Net income (loss)	$(9,056)	$(75)	$(19,553)	$987

Basic net income (loss) per share	$(0.26)	$(0.00)	$(0.57)	$0.03
Shares used to compute basic per share amounts	35,061	28,213	34,275	28,402

Diluted net income (loss) per share	$(0.26)	$(0.00)	$(0.57)	$0.03
Shares used to compute diluted per share amounts	35,061	28,213	34,275	28,561

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
& COMPREHENISIVE LOSS
(Unaudited)
(in thousands, except share amounts)

				Accumulated
				Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2008	28,004,262	$28	$132,159	$104	$(63,088)	$69,203
Common stock issued in connection with the acquisistion of Oxford	8,999,961	9	20,213	-	-	20,222
Share-based compensation expense	-	-	2,226	-	-	2,226
Tender offer payments	-	-	(933)	-	-	(933)
Comprehensive loss:
Changes in unrealized gain on investments	-	-	-	(121)	-	(121)
Translation adjustments	-	-	-	(22)	-	(22)
Net loss	-	-	-	-	(19,553)	(19,553)
Total comprehensive loss						(19,696)
Balance at June 30, 2009	37,004,223	$37	$153,665	$(39)	$(82,641)	$71,022

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(19,553)	$987
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	1,640	1,131
Share-based compensation expense	2,225	1,846
Amortization of acquired intangible assets	1,708	443
Write-downs of inventories	250	189
Fair value remeasurement of note payable	3,842	-
Impairment of assets	9	-
Changes in pre-acquisition deferred tax balances	-	(151)
Other non-cash items	23	(119)
Changes in operating assets and liabilities:
Accounts receivable	(1,126)	68
Inventories	3,092	(1,475)
Other current assets	706	(1,143)
Other assets	(786)	(1,034)
Accounts payable	(488)	1,192
Accrued compensation and benefits	(1,218)	(2)
Other accrued expenses	(1,052)	322
Net cash provided by (used in) operating activities	(10,728)	2,254

Cash flows from investing activities:
Cash acquired in Oxford acquisition	4,392	-
Purchases of marketable securities	(12,002)	(26,817)
Sales and maturities of marketable securities	23,700	19,035
Purchase of property and equipment	(689)	(1,179)
Net cash provided by (used in) investing activities	15,401	(8,961)

Cash flows from financing activities:
Proceeds from exercise of common stock options	-	814
Repurchase of common stock	-	(5,980)
Tender Offer payments	(933)	-
Principal payments on capital lease obligations	(252)	-
Net cash (used in) financing activities	(1,185)	(5,166)

Effect of exchange rate fluctuations on cash and cash equivalents	(22)	(26)

Net increase (decrease) in cash and cash equivalents	3,466	(11,899)
Cash and cash equivalents at beginning of period	6,865	19,175
Cash and cash equivalents at end of period	$10,331	$7,276

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$48	$39
Cash paid for interest	$375	$-
Common stock issued in connection with acquisition	$20,222	$-

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, “PLX” or the “Company”) as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. Subsequent events have been evaluated through August 6, 2009, the date the condensed consolidated financial statements were issued. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Comprehensive Net Income (Loss)

The Company’s comprehensive net income (loss) for the three and six month periods ended June 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$(9,056)	$(75)	$(19,553)	$987
Unrealized loss on marketable securities, net	(14)	(2)	(121)	(42)
Cumulative translation adjustments	(10)	(7)	(22)	(26)
Comprehensive net income (loss)	$(9,080)	$(84)	$(19,696)	$919

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

As of June 30, 2009 the Company offers pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. In general, the Company analyzes current requests for credit in process, also known as ship and debits and inventory at the distributor to determine the ending sales reserve required for this program.  The Company also offers stock rotation rights to two distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other the Company’s products of equal value. The Company analyzes current stock rotation requests and past experience to determine the ending sales reserve required for this program.  In addition, the Company has arrangements with a small number of customers offering a rebate program on various products. The Company records rebates as a reduction of revenue under the guidelines of Emerging Issues Task Force (“EITF’) 01-9, Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor’s Product). Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations – Revised 2007, which replaces FASB Statement No. 141, Business Combinations. SFAS 141(R) establishes principles and requirements intending to improve the relevance, representational faithfulness and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS 141(R) on January 1, 2009 changed the Company’s accounting treatment for business combinations. Among other things, acquisition related costs are required to be expensed as incurred under SFAS 141(R). On January 2, 2009 we completed the acquisition of Oxford and as a result, the Company expensed acquisition related costs of $0.8 million and $0.4 million in the fourth quarter of 2008 and the six months ended June 30, 2009, respectively.

In April 2009 the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in SFAS 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141R-1 did not have a material impact on the Company’s financial position or results of operations.

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

In April 2009, the FASB issued three FSP’s that were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, changes existing accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these FSPs did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted SFAS No. 165 for the quarter ending June 30, 2009. Adoption did not have a material impact on our consolidated financial statements. See Note 1 to the accompanying condensed consolidated financial statements for the related disclosure.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect adoption to have a material impact on our consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Risk-free interest rate	2.43%	3.39%	2.36%	2.92%
Expected volatility	0.62	0.57	0.62	0.53
Expected life (years)	4.51	4.47	4.51	4.47

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

As share-based compensation expense recognized in the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rate at June 30, 2009 and 2008 of 29% and 26%, respectively, was based on historical experience.

The following table shows total share-based compensation and employee stock ownership plan expenses for the three and six months ended June 30, 2009 and 2008, included in the respective line items of the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of revenues	$69	$15	$79	$33
Research and development	595	351	704	754
Selling, general and administrative	1,456	595	1,677	1,059
Total share-based compensation expense	$2,120	$961	$2,460	$1,846

The share-based compensation expense for the three and six months ended June 30, 2009 included $1.6 million of share-based compensation expense related to options accelerated in connection with the Company’s tender offer.  For more information on the tender offer, refer to the ‘Tender Offer’ section in this Note 2.

A summary of option activity under the Company’s stock equity plans during the three and six months ended June 30, 2009 is as follows:

				Weighted Average
				Remaining	Aggregate
	Options Available	Number of	Weighted Average	Contratual Term	Intrinsic
Options	for Grant	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2008	1,312,185	4,759,843	$9.80	4.20	$1,262
Granted	(915,000)	915,000	1.91
Cancelled	368,136	(368,136)	8.97
Plan Termination	(33,452)	-	-

Outstanding at March 31, 2009	731,869	5,306,707	$8.50	4.68	$305,144

Granted	(48,400)	48,400	3.32
Cancelled	2,765,290	(2,765,290)	12.14
Retired	(2,133,278)	-	-
Plan Termination	(199,921)	-	-

Outstanding at June 30, 2009	1,115,560	2,589,817	$4.41	5.47	$2,715,400

Exercisable at June 30, 2009		904,147	$7.66	3.67	$152,123

The Black-Scholes weighted average fair values of options granted during the three months ended June 30, 2009 and 2008 were $1.71 and $4.05, respectively.

The Black-Scholes weighted average fair values of options granted during the six months ended June 30, 2009 and 2008 were $0.97 and $3.10, respectively.

The following table summarizes ranges of outstanding and exercisable options as of June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contratual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$1.25-$2.00	915,039	6.61	$1.91	4,539	$1.44
$2.04-$2.05	520,692	6.34	2.05	20,692	2.04
$2.33-$7.03	578,250	4.74	4.72	352,954	4.35
$7.31-$13.00	532,336	3.68	9.63	482,462	9.51
$15.58-$25.94	43,500	2.56	17.35	43,500	17.35
Total	2,589,817	5.47	$4.41	904,147	$7.66

There were no options exercised during the three and six months ended June 30, 2009. For the same periods in 2008 the total intrinsic value of options exercised was $0.2 million. The fair value of options vested during the three and six months ended June 30, 2009 was approximately $1.2 million and $3.3 million, respectively. As of June 30, 2009, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $0.9 million which is expected to be recognized as expense over a weighted average period of approximately 1.65 years.

Tender Offer

On March 31, 2009, The Company commenced an offer to purchase for cash certain outstanding options held by its employees (including officers) and directors, and filed associated documents with the SEC under Schedule TO.  Options to purchase 3,262,809 shares of our common stock were eligible for purchase under the offer.  Eligible options must have had an exercise price of at least $5.50 and must have met other conditions set forth in the offer.  The amount of cash offered for eligible options was based on the Black-Scholes valuation of each eligible option, subject to a minimum of $0.05 per share, and ranges from $0.05 to $1.42 per share.

On May 1 2009, upon the closing of the offer, options to purchase 2,533,278 shares of the Company’s common stock were validly tendered and not withdrawn, and the Company accepted the repurchase of these options.  Each eligible optionee who validly tendered eligible options pursuant to the offer to purchase received a cash payment in the range of $0.05 to $1.42 per option for an aggregate amount of $0.9 million.  The Company accounted for the offer in accordance with SFAS 123(R), which resulted in the recognition of $1.6 million in share-based compensation expenses associated with the acceleration of unamortized compensation expenses on the previously unvested tendered options. The aggregate amount of the payments made in exchange for eligible options was charged to stockholders' equity to the extent that the amount did not exceed the fair value of the eligible options accepted for payment, as determined at the purchase date. The amount paid in excess of that fair value of $16,000, as determined at the purchase date, was also recorded as compensation expense.

The Company returned to its 2008 Equity Incentive Plan the first 400,000 shares underlying options purchased pursuant to the offer that were originally issued under the 2008 plan or our 1999 Stock Incentive Plan.  These options have become available for future grant. The Company retired the remaining 2,133,278 tendered options.

3.  Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	June 30,	December 31,
	2009	2008
Work-in-process	$1,668	$2,506
Finished goods	4,925	4,751
Total	$6,593	$7,257

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

4.  Net Income (Loss) Per Share

The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$(9,056)	$(75)	$(19,553)	$987
Weighted average shares of common stock outstanding	35,061	28,213	34,275	28,402
Net income (loss) per share - basic	$(0.26)	$(0.00)	$(0.57)	$0.03
Shares used in computing basic net income (loss) per share	35,061	28,213	34,275	28,402
Dilutive effect of stock options	-	-	-	159
Shares used in computing diluted net income (loss) per share	35,061	28,213	34,275	28,561
Net income (loss) per share - diluted	$(0.26)	$(0.00)	$(0.57)	$0.03

As the Company incurred a net loss for the three and six month periods ended June 30, 2009, the effect of dilutive securities, totaling 2.6 million shares has been excluded from the computation of diluted loss per share, as its impact would be anti-dilutive. Dilutive securities are comprised of options to purchase common stock.

The Company incurred a net loss for the three month period ended June 30, 2008. Therefore, the effect of dilutive securities, totaling 4.3 million shares has been excluded from the computation of diluted loss per share, as its impact would be anti-dilutive. Weighted average employee stock options to purchase approximately 4.2 million shares for the six month period ended June 30, 2008 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of stock options was greater than the average share price of the Company’s stock and, therefore, the effect would have been anti-dilutive.

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

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$5,823	$5,823	$-	$-
Marketable securities	28,671	-	28,671	-
Total	$34,494	$5,823	$28,671	$-

The fair value of non-financial assets measured on a non-recurring basis is as follows (in thousands):

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$1,367	$-	$-	$1,367
Acquired intangibles, net	7,348	-	-	7,348
Total	$8,715	$-	$-	$8,715

6.  Investments

The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  As of June 30, 2009 and December 31, 2008, the Company’s securities consisted of debt securities and were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported in a separate component of stockholders’ equity.  The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity, both of which are included in interest income.  Realized gains and losses are recorded on the specific identification method.

The fair value of available-for-sale investments is as follows (in thousands):

	June 30, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$500	$-	$-	$500
Corporate bonds and notes	4,785	43	-	4,828
Municipal bonds	1,500	-	-	1,500
US treasury and government agencies securities	21,716	128	(1)	21,843
Total bonds, notes and equity securities	$28,501	$171	$(1)	$28,671
Less amounts classified as cash equivalents				-
Total short and long-term available-for-sale investments				$28,671

Contractual maturity dates for investments:
Less than one year:				23,681
One to two years:				4,990
				$28,671

	December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Corporate bonds and notes	$9,898	$92	$(47)	$9,943
Municipal bonds	1,509	6	-	1,515
US treasury and government agencies securities	28,564	240	-	28,804
Total bonds, notes and equity securities	$39,971	$338	$(47)	$40,262
Less amounts classified as cash equivalents				-
Total short and long-term available-for-sale investments				$40,262

Contractual maturity dates for investments:
Less than one year:				32,677
One to two years:				7,585
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

Established in 1992, Oxford has been providing silicon and software solutions to interconnect digital systems, including PCIe, USB, FireWire, Ethernet, SATA and eSATA.  Oxford’s corporate headquarters were located in Milpitas, California, with most of its employees based in Oxford’s design center in Abingdon, United Kingdom.  The consumer and SOHO external storage markets account for the majority of Oxford’s sales.  Oxford provides advanced system-on-chip solutions for both direct-attached storage (DAS) and network-attached storage (NAS) external drives.  Oxford’s customers include Seagate, Western Digital, LaCie, Hewlett Packard, and Macpower.

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

As a part of the Merger Agreement, the Company acquired all of the outstanding shares of capital stock of Oxford in exchange for 5.6 million shares of common stock of PLX and a promissory note in the principal amount of $14.2 million (the “Note”) that was to be satisfied by either (i) the issuance of an additional 3.4 million shares of common stock of PLX upon approval of PLX’s stockholders, or (ii) the repayment of the principal amount of the Note if such stockholder approval was not obtained by June 30, 2009.  On May 22, 2009 at a special meeting of the shareholders, the shareholders approved the conversion of the $14.2 million note to 3.4 million shares of common stock of the Company.

Under SFAS 141R, the contingently convertible promissory note was considered contingent consideration which is recorded at fair value as of the acquisition date, and changes to the fair value of contingent consideration are reflected through the statement of operations.  The fair value of the convertible note on the acquisition date was based on that day’s closing stock price of $1.82 per share.  On March 31, 2009, the convertible note was remeasured to fair value. Based on the closing stock price of $2.17 as of March 31, 2009, the fair value of the convertible note was $7.4 million. The change in fair value of $1.2 million was recognized as a loss in the quarter ended March 31, 2009. On May 22, 2009, the date of the conversion, the closing stock price was $2.95. The fair value of the 3.4 million shares was $10.0 million.  The change in fair value of $2.7 million was recognized as a loss in the quarter ended June 30, 2009.

The following table summarizes the consideration paid for Oxford and the amounts of the assets acquired and liabilities assumed at the acquisition date.

Fair value of consideration transferred (in thousands):

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

Oxford contributed revenues and gross profit of $7.0 million and $3.5 million, respectively, to the Company for the quarter ended June 30, 2009 and $11.7 and $5.6 million, respectively, for the period from January 2, 2009 to June 30, 2009.  Oxford operations were fully integrated as of the end of the first quarter of 2009 and if is therefore not practicable to identify earnings associates with Oxford’s contribution.

Because the acquisition took place on January 2, 2009, which was in substance the beginning of the year, no pro forma data is presented for the quarter or year to date ended June 30, 2009 as the Company’s historical statement of operations already includes the results of Oxford for the entire period. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination occurred on January 1, 2008 (in thousands).

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Revenue	$30,707	$65,145
Net loss	$(4,511)	$(4,757)

The pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Oxford to reflect the amortization that would have been recorded assuming the intangible assets had been acquired on January 1, 2008.

During the three and six months ended June 30, 2009, the Company incurred $0.1 million and $0.4 million, respectively, of third party acquisition related costs, primarily for outside legal and accounting costs.  These expenses were included in operating expenses under acquisition related costs in the Company’s consolidated statement of operations for the three and six months ended June 30, 2009.

8.  Goodwill and Intangibles

As discussed in Note 7, the acquisition of Oxford included the acquisition of $9.1 million of identifiable intangible assets.  All of these intangibles are subject to amortization.  There is no estimated residual value on any of the intangible assets.

The following table summarizes the gross carrying amount and accumulated amortization for each major intangible class and the weighted average amortization period, in total and by major intangible asset class, as of June 30, 2009 (in thousands).

					Estimated
	Gross Carrying	Accumulated	Net	Amortization	Useful
	Value	Amortization	Value	Method	Life
Existing and core technology
USB and Serial Connectivity	$4,600	$(1,150)	$3,450	Accelerated	3 years
Network Attached Storage Connectivity	3,800	(380)	3,420	Straight-line	5 years
Trade Name	600	(150)	450	Straight-line	2 years
Customer Relationships	56	(28)	28	Accelerated	1 year
Totals	$9,056	$(1,708)	$7,348		3.8 years

The amortization expense for the three and six month period ended June 30, 2009 was $0.9 million and $1.7 million respectively.  Estimated future amortization expense is as follows (in thousands):

Remainder of 2009	$1,708
2010	2,593
2011	1,527
2012	760
2013	760
Total	$7,348

Amortization expense for the three and six month periods ended June 30, 2008 was $0.2 million and $0.4 million, respectively, was related to the amortization of intangibles acquired through our prior acquisitions of HiNT Corporation and NetChip Technology, Inc.  As of December 31, 2008, the Company determined that these assets were impaired and the remaining carrying value of $0.8 million was written off.

The changes in the carrying amounts of goodwill are as follows (in thousands):

Balance as of December 31, 2008	$-
Oxford Acquisition	1,367
Balance as of June 30, 2009	$1,367

10.  Restructuring Costs

Severance

In the first six months of 2009, the Company recorded approximately $2.0 million of severance and benefit related costs, included in acquisition related costs in the Condensed Consolidated Statement of Operations, related to the termination of 53 employees as a result of the redundancy issue associated with the acquisition of Oxford. As of June 30, 2009 approximately $1.9 million of the $2.0 million severance and benefit related costs was paid, and the remaining $30,000 is included in accrued compensation and benefits in the Condensed Consolidated Balance Sheet. The Company expects all severance and benefit accruals to be paid by March 31, 2010.

Lease Termination

In January 2009, associated with the acquisition of Oxford, the company acquired a building lease in Milpitas, California which was vacated upon acquisition. The Company has not been able to find a sublease for this property given the current market conditions and available space in the area. The future lease costs for the property were $0.3 million which extends through February 2010. The Company recorded the liability, included in other accrued expenses in the Condensed Consolidated Balance Sheet, for the costs to be incurred at the future cash payment amount of $0.3 million as the total cash payment is not materially different from the fair value. The lease accrual charge of $0.3 million was recorded in the Condensed Consolidated Statement of Operations in the first quarter of 2009. The Company expects the accrued lease liability to be paid in full by February 2010.

11.  Stock Repurchase

In September 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. In July 2008, the Company’s Board of Directors authorized an additional 2,000,000 shares under the repurchase program.  At the discretion of the management, the Company can repurchase the shares from time to time in the open market or in privately negotiated transactions.  Approximately 774,000 shares were repurchased for approximately $1.9 million in cash in 2002 and 2003. The Company did not repurchase any additional shares from January 1, 2004 through December 31, 2007. In 2008 the Company repurchased 956,000 shares for approximately $6.5 million. The Company did not repurchase any additional shares during the three or six months ended June 30, 2009.

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
China	$7,606	$2,685	$10,311	$6,459
United States	2,700	5,648	5,197	10,849
Singapore	2,311	4,069	4,392	8,315
Taiwan	1,918	3,203	6,013	5,920
Other Asia Pacific	1,650	2,668	3,268	5,444
Europe, Middle East and Africa	1,569	2,538	3,721	5,423
The Americas - excluding United States	424	2,539	1,733	3,695
Total	$18,178	$23,350	$34,635	$46,105

For the three months ended June 30, 2009, sales to Excelpoint Systems Pte Ltd and Promate Electronics Co., Ltd accounted for 23% and 17%, respectively, of net revenues. As of June 30, 2009, Excelpoint Systems Pte Ltd, Answer Technology, Inc. and Promate Electronics Co., Ltd accounted for 25%, 14% and 13%, respectively, of the total accounts receivable balance. For the same period in 2008, Excelpoint Systems Pte Ltd and Answer Technology, Inc accounted for 28% and 14%, respectively, of net revenues. As of June 30, 2008, the same distributors accounted for 21% and 15%, respectively, of the total accounts receivable balance. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

For the six months ended June 30, 2009, sales to Excelpoint Systems Pte Ltd and Promate Electronics Co., Ltd accounted for 22% and 16%, respectively, of net revenues. For the same period in 2008, Excelpoint Systems Pte Ltd, Answer Technology, Inc. and Avnet, Inc. accounted for 29%, 13% and 10%, respectively, of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

13.  Income Taxes

A provision for income tax of $35,000 has been recorded for the six month period ended June 30, 2009, compared to a provision of $0.3 million for the same period in 2008.  Income tax expense for the six months ended June 30, 2009 is a result of applying the estimated annual effective tax rate to cumulative loss before taxes adjusted for certain discrete items which are fully recognized in the period they occur.  For the same period in 2008, the income tax expense was a result of applying the estimated annual effective tax rate to cumulative income before taxes adjusted for certain discrete items which are fully recognized in the period they occur.

The Company has determined that negative evidence supports the need for a full valuation allowance against its net deferred tax assets at this time. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

The Company adopted FIN 48, accounting for uncertain tax positions, at the beginning of calendar year 2007. As of June 30, 2009, the Company had unrecognized tax benefits of approximately $2.2 million of which none, if recognized, would result in a reduction of the Company’s effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the six months ended June 30, 2009. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. The Company does not believe the amount of its unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 1998 through 2008 remain open to examination by the federal and most state tax authorities due to certain acquired net operating loss and overall credit carryforward positions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future.  Such forward-looking statements also include statements regarding expected synergies and other effects of our acquisition of Oxford, our future gross margin, our future research and development expenses, our future selling, general and administrative expenses, our ability to meet our capital requirements for the next twelve months, our future capital requirements, current high turns fill requirements and our anticipation that sales to a small number of customers will account for a significant portion of our sales.  Actual results could differ materially from those projected in such forward-looking statements.  Factors that could cause actual results to differ include unexpected changes in the mix of our product sales, unexpected pricing pressures, unexpected capital requirements that may arise due to other possible acquisitions or other events, unanticipated changes in the businesses of our suppliers, and unanticipated cash shortfalls.  Actual results could also differ for the reasons noted under the sub-heading “Factors That May Affect Future Operating Results” in Item 1A, Risk Factors in Part II of this report on Form 10-Q and in other sections of this report on Form 10-Q.  All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

Net Revenues

The following table shows the revenue by product type (in thousands) and as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
PCI Express products	$6,012	$11,881	$12,208	$22,446
As a percentage of revenues	33.1%	50.9%	35.3%	48.7%
Storage products	$5,245	$-	$8,428	$-
As a percentage of revenues	28.8%	-	24.3%	-
Connectivity products	$6,921	$11,469	$13,999	$23,658
As a percentage of revenues	38.1%	49.1%	40.4%	51.3%

Net revenues consist of product revenues generated principally by sales of our semiconductor devices.  Net revenues for the three months ended June 30, 2009 were $18.2 million, a decrease of 22.2% from $23.4 million for the same period in 2008. The decrease was due to lower sales as a result of the weakened global economy and economic uncertainty, partially offset by revenues generated from the Storage and Connectivity products acquired as part of the Oxford acquisition.

For the three months ended June 30, 2009, sales to Excelpoint Systems Pte Ltd and Promate Electronics Co., Ltd accounted for 23% and 17%, respectively, of net revenues. For the same period in 2008, Excelpoint Systems Pte Ltd and Answer Technology, Inc. accounted for 28% and 14%, respectively, of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

Net revenues for the six months ended June 30, 2009 were $34.6 million, a decrease of 24.9% from $46.1 million for the same period in 2008. The decrease was due to lower sales as a result of the weakened global economy and economic uncertainty, partially offset by revenues generated from the Storage and Connectivity products acquired as part of the Oxford acquisition.

For the six months ended June 30, 2009, sales to Excelpoint Systems Pte Ltd and Promate Electronics Co., Ltd accounted for 22% and 16%, respectively, of net revenues. For the same period in 2008, Excelpoint Systems Pte Ltd, Answer Technology, Inc. and Avnet, Inc. accounted for 29%, 13% and 10%, respectively, of net revenues. For both of these periods, no other individual direct customer or distributor represented greater than 10% of net revenues.

In the fourth quarter of 2008 and the first quarter of 2009 we experienced a broad decrease in order rates across most product lines, markets and end customers, and as we have seen improved market conditions in second quarter of 2009, we expect sales to modestly expand in the third quarter of 2009 compared to the second quarter of 2009. Future demand for our products is uncertain and is highly dependant on general economic conditions and the demand for products that contain our chips. Customer demand for semiconductors can change quickly and unexpectedly.  Our revenue levels have been highly dependent on the amount of new orders that are received for products to be delivered to the customer within the same quarter, also called “turns fill” orders.  Because of the long cycle time to build our products and our lack of visibility into demand when turns fill orders are high, it is difficult to predict which products to build to match future demand.  We believe the current high turns fill requirements will continue indefinitely.  The high turns fill orders pattern, together with the uncertainty of product mix and pricing, makes it difficult to predict future levels of sales and profitability and may require us to carry higher levels of inventory.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	in thousands
Gross profit	$10,102	$13,858	$19,048	$27,701
Gross margin	55.6%	59.3%	55.0%	60.1%

Gross profit for the three months ended June 30, 2009 decreased by 27.1% compared to the same period in 2008. The decrease was primarily due to the lower margins of the storage products acquired in the Oxford acquisition as well as overall product mix.

Gross profit for the six months ended June 30, 2009 decreased by 31.2% compared to the same period in 2008. The decrease was primarily due to the lower margins of the storage products acquired in the Oxford acquisition as well as overall product mix.

Future gross profit and gross margin are highly dependent on the product and customer mix, provisions and sales of excess or obsolete inventory, the position of our products in their respective life cycles and specific manufacturing costs.  Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of tape-out costs at our independent foundries, salaries and related costs, including share-based compensation and expenses for outside engineering consultants.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	in thousands
R&D expenses	$8,570	$7,791	$16,473	$14,289
As a percentage of revenues	47.1%	33.4%	47.6%	31.0%

R&D expenses increased by $0.8 million or 10.0% in the three months ended June 30, 2009 compared to the same period in 2008. The increase in R&D in absolute dollars and as a percentage of revenue is due primarily to increases in R&D spending on compensation and benefit expenses of $0.6 million due to increased headcount associated with the acquisition of Oxford and share-based compensation expenses of $0.2 million related to the tender offer described in Note 2 of the condensed consolidated financial statements.

R&D expenses increased by $2.2 million or 15.3% in the six months ended June 30, 2009 compared to the same period in 2008. The increase in R&D in absolute dollars and as a percentage of revenue is due primarily to increases in R&D spending on compensation and benefit expenses of $1.2 million, engineering tools of $1.1 million and office lease expenses of $0.3 million associated with the acquisition of Oxford, partially offset by a decrease in consulting expenses of $0.5 million due to a decrease in the number of projects taped-out and cost control efforts.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	in thousands
SG&A expenses	$7,084	$6,063	$13,979	$12,516
As a percentage of revenues	39.0%	26.0%	40.4%	27.1%

SG&A expenses increased by $1.0 million or 16.8% in the three months ended June 30, 2009 compared to the same period in 2008. The increase in SG&A in absolute dollars and as a percentage is due primarily to an increase in share-based compensation expenses of $0.8 million related to the tender offer described in Note 2 of the condensed consolidated financial statements.

SG&A expenses increased by $1.5 million or 11.7% in the six months ended June 30, 2009 compared to the same period in 2008. The increase in SG&A in absolute dollars and as a percentage is due primarily to increases in salaries and related costs of $0.9 million associated to the acquisition of Oxford and share-based compensation expenses of $0.5 million related to the tender offer, partially offset by decrease in commission expenses to manufacturers’ representatives of $0.3 million due to decreased revenues.

Acquisition Related Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	in thousands
Deal costs	$106	$-	$439	$-
Severance costs	(7)	-	2,013	-
Lease commitment accrual	-	-	277	-
	$99	$-	$2,729	$-

During the six months ended June 30, 2009 we recorded $2.7 million in acquisition related costs associated with the January 2, 2009 acquisition of Oxford. Deal costs related primarily to outside legal and accounting costs. Severance costs were the result of layoffs due to the redundancy issue that arose as a result of the acquisition. In addition, we assumed a building lease in Milpitas, California which was vacated upon the acquisition.  As a result, we took a lease commitment charge on the operating lease in the first quarter of 2009. See Note 10 of the condensed consolidated financial statements for additional information.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets consists of amortization expense related to developed core technology, tradename and customer base acquired as a result of the Oxford acquisition in January 2009 and the developed core technology acquired in the HiNT Corporation acquisition in May 2003 and NetChip Technology, Inc. acquisition in May 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	in thousands
Amortization of acquired intangible assets	$854	$202	$1,708	$443
As a percentage of revenues	4.7%	0.9%	4.9%	1.0%

Amortization of acquired intangible increased by $0.7 million or 322.8% in the three months ended June 30, 2009 compared to the same period in 2008. The 2008 amortization expense related to intangibles acquired in our prior acquisitions of HiNT and NetChip, which we determined that these assets were impaired and the remaining carrying value of $0.8 million was written off in December 31, 2008. The increase is due to the developed core technology, tradename and customer base acquired as a result of the acquisition of Oxford. See Note 8 to our condensed consolidated financial statements for additional information.

Amortization of acquired intangible increased by $1.3 million or 285.6% in the six months ended June 30, 2009 compared to the same period in 2008. The 2008 amortization expense related to intangibles acquired in our prior acquisitions of HiNT and NetChip, which we determined that these assets were impaired and the remaining carrying value of $0.8 million was written off in December 31, 2008. The increase is due to the developed core technology, tradename and customer base acquired as a result of the acquisition of Oxford.

Interest Income and Other, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	in thousands
Interest income	$161	$369	$406	$851
Interest expense	(147)	-	(399)	-
Other income	103	7	158	13
	$117	$376	$165	$864

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term investment balances. Interest income for the three months ended June 30, 2009 decreased by $0.2 million or 56.4%, compared to the same period in 2008. The decrease was primarily due to lower cash and investment balances and decreased interest rates.

Interest income for the six months ended June 30, 2009 decreased by $0.4 million or 52.3%, compared to the same period in 2008. The decrease was primarily due to lower cash and investment balances and interest rate fluctuations.

Interest expense of for the three and six months ended June 30, 2009 of $0.1 and $0.4 million, respectively, primarily consisted of interest recorded on the $14.2 million note associated with the acquisition of Oxford. This note was converted to 3.4 million shares of common stock of PLX on May 22, 2009. We did not record interest expense for the same period in 2008.

Other income includes foreign currency translation gains and losses and other miscellaneous transactions. Other income may fluctuate significantly but we do not expect it to have material impact on our consolidated statements of operations.

Loss on Fair Value Remeasurement of Contingently Convertible Note Payable

As a part of the consideration for the Oxford acquisition, we recorded a liability for the contingent consideration due which was recorded at fair value as of the acquisition date. Under FAS 141(R), we are required to remeasure the liability to fair value until the contingency is resolved and record the change in fair value in earnings.  The fair value of the note payable was based on 3.4 million shares with a stock price of $1.82, or $6.2 million. As of March 31, 2009, the closing stock price was $2.17, or $7.4 million. The loss on the fair value of the note remeasurement is the increase in fair value of the liability of $1.2 million, which was recorded in the first quarter of 2009. As of May 22, 2009, the date of conversion, the closing stock price was $2.95, or $10.0 million. The loss recorded on the fair value of the note in the three months ended June 30, 2009 was $2.7 million. See Note 7 of the condensed consolidated financial statements for additional information on the contingent consideration arrangement.

Provision for Income Taxes

A provision for income tax expense of $35,000 has been recorded for the six month period ended June 30, 2009, compared to provision of $0.3 million for the same period in 2008.  Income tax expense for the six months ended June 30, 2009 is a result of applying the estimated annual effective tax rate to cumulative loss before taxes adjusted for certain discrete items which are fully recognized in the period they occur.  For the same period in 2008, the income tax expense was a result of applying the estimated annual effective tax rate to cumulative income before taxes adjusted for certain discrete items which are fully recognized in the period they occur.

We have determined that negative evidence supports the need for a full valuation allowance against our net deferred tax assets at this time. We will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

We adopted FIN 48, accounting for uncertain tax positions, at the beginning of calendar year 2007. As of June 30, 2009, we have unrecognized tax benefits of approximately $2.2 million of which none, if recognized, would result in a reduction of our effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the six months ended June 30, 2009.  Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. We do not expect that the amount of our unrecognized tax benefits will significantly change within the next twelve months.

We are subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 1998 through 2008 remain open to examination by the federal and most state tax authorities due to certain acquired net operating loss and overall credit carryforward positions.

Liquidity and Capital Resources

In summary, our cash flows were (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Net cash provided by (used in) operating activities	$(10,728)	$2,254
Net cash provided by (used in) investing activities	15,401	(8,961)
Net cash (used in) financing activities	(1,185)	(5,166)
Effect of exchange rate fluctuations on cash and cash equivalents	(22)	(26)

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of June 30, 2009 cash, cash equivalents, short and long-term marketable securities were $38.8 million, a decrease of $8.4 million from $47.1 million at December 31, 2008.

Cash provided by (used in) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, impairments, fair value remeasurements, provisions for excess and obsolete inventories, changes in pre-acquisition deferred tax balances, other non-cash items, and the effect of changes in working capital and other activities. Cash used in operating activities for the six months ended June 30, 2009 of $10.7 million consisted primarily of net loss of $19.6 million adjusted for non-cash items of $9.7 million, decreases in other accrued expenses and liabilities of $1.1 million and accrued compensation and benefits of $1.2 million and an increase in accounts receivable of $1.1 million, partially offset by a decrease in inventory of $3.1 million. Cash provided by operating activities for the six months ended June 30, 2008 of $2.3 million consisted primarily of net income of $1.0 million adjusted for non-cash items of $3.3 million and an increase in accounts payable of $1.2 million, partially offset by increases in inventory of $1.5 million, other current assets of $1.1 million and other assets of $1.0 million due to an increase in software and IP licenses.

Cash provided by investing activities for the six months ended June 30, 2009 of $15.4 million was primarily due to the sales and maturities of investments (net of purchases of investments) of $11.7 million and cash acquired through the acquisition of Oxford of $4.4 million, partially offset by capital expenditures of $0.7 million. Cash used in investing activities for the six months ended June 30, 2008 of $9.0 million was due to purchases of marketable securities (net of sales and maturities of investments) of $7.8 million and capital expenditures of $1.2 million. Capital expenditures have generally been comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures.

Cash used in financing activities for the six months ended June 30, 2009 of $1.2 million was due to the payments made to employee associated with the tender offer of $0.9 million and on capital lease obligations of $0.3 million. Cash used in financing activities for the six months ended June 30, 2008 of $5.2 million was due to common stock repurchases of $6.0 million, partially offset by the proceeds from the exercise of stock options of $0.8 million.

The negative effect of exchange rates on cash and cash equivalents for the six months ended June 30, 2009 and 2008 was due to the weakening of the U.S. dollar against other foreign currencies.

As of June 30, 2009, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
		Less than	1-3	More than
	Total	1 Year	Years	3 Years
Operating leases - facilities and equipment	$2,710	$677	$1,287	$746
Capital leases - IP	2,700	1,650	1,050	-
Software licenses	5,000	2,525	2,475	-
Inventory purchase commitments	6,232	6,232	-	-
Total cash obligations	$16,642	$11,084	$4,812	$746

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

As of June 30, 2009, we offer pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. In general, we analyze current requests for credit in process, also known as ship and debits and inventory at the distributor to determine the ending sales reserve required for this program.  We also offer stock rotation rights to two distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. In general, we analyze current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required for this program. In addition, we have arrangements with a small number of customers offering a rebate program on various products.  We record rebates as a reduction of revenue under the guidelines of Emerging Issues Task Force (“EITF’) 01-9, Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor’s Product). Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

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

Taxes

We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of June 30, 2009, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. We will maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance.

Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents, short-term investments and long-term investments of $34.5 million at June 30, 2009.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  We invest primarily in high quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $2,000 decrease (less than 1%) in the fair value of our available-for-sale securities.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Historically, a relatively small number of customers have accounted for a significant portion of our net revenues in any particular period.  For the three months ended June 30, 2009, Excelpoint Systems Pte Ltd and Promate Electronics Co., Ltd accounted for 23% and 17%, respectively, of net revenues. For the same period in 2008, Excelpoint Systems Pte Ltd and Answer Technology, Inc. accounted for 28% and 14%, respectively, of net revenues. For the six months ended June 30, 2009, Excelpoint Systems Pte Ltd and Promate Electronics Co., Ltd accounted for 22% and 16%, respectively, of net revenues. For the same period in 2008, Excelpoint Systems Pte Ltd, Answer Technology, Inc. and Avnet, Inc. accounted for 29%, 13% and 10%, respectively, of net revenues. For both periods, no other individual direct customer or distributor represented greater than 10% of net revenues in any period presented.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. For the six months ended June 30, 2009 and 2008, sales through distributors accounted for approximately 86% and 76%, respectively, of our net revenues. Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

Sales outside of the United States accounted for approximately 85% of our revenues for the six months ended June 30, 2009.  In 2008 and 2007, sales outside of the United States accounted for approximately 77% and 71% of our revenues, respectively.  Sales outside of the United States may fluctuate in future periods and may continue to account for a large portion of our revenues.  In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the United States, thereby exposing us indirectly to foreign risks.  Further, most of our semiconductor products are manufactured outside of the United States.  Accordingly, we are subject to international risks, including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock.  In July 2008, our Board of Directors authorized an additional 2,000,000 shares under the repurchase program. At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.  Approximately 774,000 shares were repurchased for approximately $1.9 million in cash in 2002 and 2003. We did not repurchase any additional shares from January 1, 2004 through December 31, 2007. In 2008 we repurchased 956,000 shares for approximately $6.5 million. We did not repurchase any additional shares during the six months ended June 30, 2009.

ITEM 4.  SUMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Special Meeting of Stockholders held on May 22, 2009, the following proposal was submitted to a vote of stockholders:

Proposal No 1: Approval of the issuance of 3,400,000 shares of common stock of the Company in satisfaction of the $14,200,000 principal balance of a promissory note issued in connection with the Company’s acquisition of Oxford Semiconductor, Inc.

For	20,692,832
Against	73,196
Abstain	2,375
Total Shares Voted	20,768,403

At the Company’s Annual Meeting of Stockholders held on May 26, 2009, the following proposals were submitted to a vote of stockholders:

Proposal No 1: Election of Directors

The following votes were cast for each director nominee and each such nominee was reelected to the Company’s Board of Directors:

Name	Votes For	Votes Withheld
Ralph H. Schmitt	21,964,146	5,395,209
D. James Guzy	17,351,098	10,008,257
Michael J. Salameh	21,966,286	5,393,069
John H. Hart	20,299,880	7,059,475
Robert H. Smith	21,775,947	5,583,408
Thomas Riordan	21,970,625	5,388,730
Patrick Verderico	21,970,025	5,389,330

Proposal No 2: Ratification of Independent Registered Public Accountants, which was approved:

For	27,098,913
Against	181,304
Abstain	79,138
Total Shares Voted	27,359,355

ITEM 6.  EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Finanical Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLX TECHNOLOGY, INC.

Date: August 6, 2009

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