Form 10-Q
period 2009-09-30
PLX TECHNOLOGY INC
filed 2009-11-04
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

As of September 30, 2009 there were 37,012,223 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2009

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$13,363	$6,865
Short-term marketable securities	20,192	32,677
Accounts receivable, net	7,969	5,712
Inventories	8,323	7,257
Other current assets	4,146	4,699
Total current assets	53,993	57,210
Property and equipment, net	11,016	10,590
Goodwill	1,367	-
Other acquired intangible assets	6,494	-
Long-term marketable securities	4,968	7,585
Other assets	4,120	1,875
Total assets	$81,958	$77,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,623	$4,003
Accrued compensation and benefits	1,637	2,360
Accrued commissions	702	475
Short term note payable	1,149	-
Other accrued expenses	1,663	1,219
Total current liabilities	11,774	8,057
Long term note payable	860	-
Total liabilities	12,634	8,057

Stockholders' Equity:
Common stock, par value	37	28
Additional paid-in capital	153,806	132,159
Accumulated other comprehensive income (loss)	(24)	104
Accumulated deficit	(84,495)	(63,088)
Total stockholders' equity	69,324	69,203
Total liabilities and stockholders' equity	$81,958	$77,260

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues	$21,559	$20,790	$56,194	$66,895
Cost of revenues	9,420	8,630	25,007	27,034
Gross margin	12,139	12,160	31,187	39,861

Operating expenses:
Research and development	7,550	6,000	24,023	20,289
Selling, general and administrative	5,608	5,436	19,587	17,952
Acquisition and restructuring related costs	171	-	2,900	-
Amortization of acquired intangible assets	854	150	2,562	593
Total operating expenses	14,183	11,586	49,072	38,834

Income (loss) from operations	(2,044)	574	(17,885)	1,027
Interest income and other, net	149	336	314	1,200
Loss on fair value remeasurement	-	-	(3,842)	-
Income (loss) before provision for income taxes	(1,895)	910	(21,413)	2,227

Provision (benefit) for income taxes	(41)	112	(6)	442

Net income (loss)	$(1,854)	$798	$(21,407)	$1,785

Basic net income (loss) per share	$(0.05)	$0.03	$(0.61)	$0.06
Shares used to compute basic per share amounts	37,005	28,009	35,195	28,270

Diluted net income (loss) per share	$(0.05)	$0.03	$(0.61)	$0.06
Shares used to compute diluted per share amounts	37,005	28,122	35,195	28,415

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
& COMPREHENISIVE LOSS
(Unaudited)
(in thousands, except share amounts)

				Accumulated
				Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2008	28,004,262	$28	$132,159	$104	$(63,088)	$69,203
Common stock issued in connection with the acquisistion of Oxford	8,999,961	9	20,213	-	-	20,222
Stock options exercised	8,000	-	26	-	-	26
Share-based compensation expense	-	-	2,341	-	-	2,341
Tender offer payments	-	-	(933)	-	-	(933)
Comprehensive loss:
Changes in unrealized gain on investments	-	-	-	(191)	-	(191)
Translation adjustments	-	-	-	63	-	63
Net loss	-	-	-	-	(21,407)	(21,407)
Total comprehensive loss						(21,535)
Balance at September 30, 2009	37,012,223	$37	$153,806	$(24)	$(84,495)	$69,324

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(21,407)	$1,785
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	2,468	1,684
Share-based compensation expense	2,341	2,533
Amortization of acquired intangible assets	2,562	593
Write-downs of inventories	428	465
Fair value remeasurement of note payable	3,842	-
Changes in pre-acquisition deferred tax balances	-	(151)
Other non-cash items	(143)	(155)
Changes in operating assets and liabilities:
Accounts receivable	(688)	730
Inventories	1,218	(413)
Other current assets	1,789	(846)
Other assets	(459)	(716)
Accounts payable	(528)	(902)
Accrued compensation and benefits	(1,464)	(40)
Other accrued expenses	(487)	219
Net cash provided by (used in) operating activities	(10,528)	4,786

Cash flows from investing activities:
Cash acquired in Oxford acquisition	4,392	-
Purchases of marketable securities	(17,966)	(28,500)
Sales and maturities of marketable securities	32,850	27,390
Purchase of property and equipment	(790)	(1,639)
Proceeds from sales of property and equipment	2	-
Net cash provided by (used in) investing activities	18,488	(2,749)

Cash flows from financing activities:
Proceeds from exercise of common stock options	26	846
Repurchase of common stock	-	(6,491)
Tender Offer payments	(933)	-
Principal payments on capital lease obligations	(528)	-
Net cash (used in) financing activities	(1,435)	(5,645)

Effect of exchange rate fluctuations on cash and cash equivalents	(27)	(33)

Net increase (decrease) in cash and cash equivalents	6,498	(3,641)
Cash and cash equivalents at beginning of period	6,865	19,175
Cash and cash equivalents at end of period	$13,363	$15,534

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$55	$199
Cash from income tax refunds	$1,069	$-
Cash paid for interest	$399	$-
Common stock issued in connection with acquisition	$20,222	$-

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, “PLX” or the “Company”) as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. Subsequent events have been evaluated through November 4, 2009, the date the condensed consolidated financial statements were issued. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Comprehensive Net Income (Loss)

The Company’s comprehensive net income (loss) for the three and nine month periods ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$(1,854)	$798	$(21,407)	$1,785
Unrealized loss on marketable securities, net	(70)	(130)	(191)	(172)
Cumulative translation adjustments	85	(7)	63	(33)
Comprehensive net income (loss)	$(1,839)	$661	$(21,535)	$1,580

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

As of September 30, 2009 the Company offers pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. In general, the Company analyzes current requests for credit in process, also known as ship and debits and inventory at the distributor to determine the ending sales reserve required for this program.  The Company also offers stock rotation rights to two distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other products of the Company of equal value. The Company analyzes current stock rotation requests and past experience to determine the ending sales reserve required for this program.  In addition, the Company has arrangements with a small number of customers offering a rebate program on various products. The Company records rebates as a reduction of revenue. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) revised the accounting guidance related to business combinations. This guidance establishes principles and requirements intending to improve the relevance, representational faithfulness and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This guidance became effective for fiscal years beginning after December 15, 2008.  The adoption this guidance on January 1, 2009 changed the Company’s accounting treatment for business combinations. Among other things, acquisition related costs are required to be expensed as incurred. On January 2, 2009 we completed the acquisition of Oxford and as a result, the Company expensed acquisition related costs of $0.8 million and $0.4 million in the fourth quarter of 2008 and the nine months ended September 30, 2009, respectively.

In April 2009 the FASB issued new accounting guidance related to assets acquired and liabilities assumed in a business combination. This guidance amends the provisions previously issued related to the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The new guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement. This guidance is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued new accounting guidance related to noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. This guidance became effective December 15, 2008. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In February 2008, the FASB issued new accounting guidance which delayed the effective date to fiscal years ending after November 15, 2008 for fair value accounting for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. This guidance became effective November 15, 2008. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued new accounting guidance related to the determination of the useful life of intangible assets. This guidance amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  This guidance must be applied prospectively to intangible assets acquired after January 1, 2009.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued three related sets of accounting guidance intended to enhance disclosures regarding fair value measurements and impairments of securities. This guidance sets forth rules related to determining the fair value of financial assets and financial liabilities when the activity levels have significantly decreased in relation to the normal market, guidance related to the determination of other-than-temporary impairments to include intent and ability of the holder as an indicator in the determination of whether an other-than-temporary exists and interim disclosure requirements for the fair value of financial instruments. These sets of accounting guidance became effective June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new accounting guidance related to the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted this guidance for the quarter ending June 30, 2009. Adoption did not have a material impact on our consolidated financial statements. See Note 1 to the accompanying condensed consolidated financial statements for the related disclosure.

In June 2009, the FASB issued the FASB Accounting Standards Codification (ASC). The ASC has become the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC did not have a material impact on the Company’s consolidated financial statements.

2.  Share-Based Compensation

Stock Option Plans

In May 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan (“2008 Plan”).  Under the 2008 Plan, there is authorized for issuance and available for awards an aggregate of 1,200,000 shares of the Company’s common stock, plus the number of shares of the Company’s common stock available for issuance under the Company’s prior incentive plan, its 1999 Stock Incentive Plan, that were not subject to outstanding awards as of May 27, 2008.  In addition, the share reserve under the 2008 Plan will be increased by the number of shares issuable pursuant to awards outstanding under the prior plan that would have otherwise reverted to the prior plan because such awards expire, are canceled or otherwise terminated without being exercised. Awards under the 2008 Plan may include stock options, restricted stock, stock appreciation rights, performance awards, restricted stock units and other awards, provided that with respect to full value awards, such as restricted stock or restricted stock units, no more than 300,000 shares may be issued in the form of full value awards during the term of the 2008 Plan.  Awards under the 2008 Plan may be made to the Company’s officers and other employees, its board members and consultants that it hires.  The 2008 Plan has a term of ten years.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Risk-free interest rate	2.19%	2.85%	2.35%	2.90%
Expected volatility	0.61	0.55	0.62	0.54
Expected life (years)	4.51	4.47	4.51	4.47

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

As share-based compensation expense recognized in the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rate at September 30, 2009 and 2008 of 29% and 26%, respectively, was based on historical experience.

The following table shows total share-based compensation and employee stock ownership plan expenses for the three and nine months ended September 30, 2009 and 2008, included in the respective line items of the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of revenues	$6	$14	$85	$47
Research and development	62	273	766	1,027
Selling, general and administrative	102	400	1,779	1,459
Total share-based compensation expense	$170	$687	$2,630	$2,533

The share-based compensation expense for the nine months ended September 30, 2009 included $1.6 million of share-based compensation expense related to options accelerated in connection with the Company’s tender offer.  For more information on the tender offer, refer to the ‘Tender Offer’ section in this Note 2.

A summary of option activity under the Company’s stock equity plans during the first three quarters of 2009 is as follows:

				Weighted Average
				Remaining	Aggregate
	Options Available	Number of	Weighted Average	Contratual Term	Intrinsic
Options	for Grant	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2008	1,312,185	4,759,843	$9.80	4.20	$1,262
Granted	(915,000)	915,000	1.91
Cancelled	368,136	(368,136)	8.97
Plan Termination	(33,452)	-	-

Outstanding at March 31, 2009	731,869	5,306,707	$8.50	4.68	$305,144

Granted	(48,400)	48,400	3.32
Cancelled	2,765,290	(2,765,290)	12.14
Retired	(2,133,278)	-	-
Plan Termination	(199,921)	-	-

Outstanding at June 30, 2009	1,115,560	2,589,817	$4.41	5.47	$2,715,400

Granted	(296,000)	296,000	3.87
Exercised	-	(8,000)	3.22
Cancelled	44,959	(44,959)	4.21
Plan Termination	(459)	-	-

Outstanding at September 30, 2009	864,060	2,832,858	$4.36	5.39	$2,023,802

Exercisable at September 30, 2009		895,292	$7.73	3.44	$74,097

The Black-Scholes weighted average fair values of options granted during the three months ended September 30, 2009 and 2008 were $1.95 and $2.67, respectively.

The Black-Scholes weighted average fair values of options granted during the nine months ended September 30, 2009 and 2008 were $1.20 and $3.03, respectively.

The following table summarizes ranges of outstanding and exercisable options as of September 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contratual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$1.25-$2.00	887,039	6.36	$1.91	4,539	$1.44
$2.04-$3.22	640,976	5.47	2.24	137,976	2.92
$3.27-$4.95	593,750	6.01	4.10	129,350	3.72
$5.50-$10.21	581,343	3.62	8.55	510,067	8.63
$10.46-$25.94	129,750	3.37	13.98	113,360	14.32
Total	2,832,858	5.39	$4.36	895,292	$7.73

The total intrinsic value of options exercised during the three and nine months ended September 30, 2009 was $2,000. For the same periods in 2008 the total intrinsic value of options exercised was $2,000 and $0.2 million, respectively. The fair value of options vested during the three and nine months ended September 30, 2009 was approximately $1.0 million and $4.3 million, respectively. As of September 30, 2009, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $1.1 million which is expected to be recognized as expense over a weighted average period of approximately 1.52 years.

Tender Offer

On March 31, 2009, The Company commenced an offer to purchase for cash certain outstanding options held by its employees (including officers) and directors, and filed associated documents with the SEC under Schedule TO.  Options to purchase 3,262,809 shares of our common stock were eligible for purchase under the offer.  Eligible options must have had an exercise price of at least $5.50 and must have met other conditions set forth in the offer.  The amount of cash offered for eligible options was based on the Black-Scholes valuation of each eligible option, subject to a minimum of $0.05 per share, and ranged from $0.05 to $1.42 per share.

On May 1, 2009, upon the closing of the offer, options to purchase 2,533,278 shares of the Company’s common stock were validly tendered and not withdrawn, and the Company accepted the repurchase of these options.  Each eligible optionee who validly tendered eligible options pursuant to the offer to purchase received a cash payment in the range of $0.05 to $1.42 per option for an aggregate amount of $0.9 million.  The Company recognized $1.6 million in share-based compensation expenses associated with the acceleration of unamortized compensation expenses on the previously unvested tendered options in the second quarter of 2009. The aggregate amount of the payments made in exchange for eligible options was charged to stockholders' equity to the extent that the amount did not exceed the fair value of the eligible options accepted for payment, as determined at the purchase date. The amount paid in excess of that fair value of $16,000, as determined at the purchase date, was also recorded as compensation expense.

The Company returned to its 2008 Equity Incentive Plan the first 400,000 shares underlying options purchased pursuant to the offer that were originally issued under the 2008 plan or our 1999 Stock Incentive Plan.  These options have become available for future grant. The Company retired the remaining 2,133,278 tendered options.

3.  Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	September 30,	December 31,
	2009	2008
Work-in-process	$1,769	$2,506
Finished goods	6,554	4,751
Total	$8,323	$7,257

The Company evaluates the need for potential inventory provisions by considering a combination of factors including the life of the product, sales history, obsolescence and sales forecasts.

4.  Net Income (Loss) Per Share

The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$(1,854)	$798	$(21,407)	$1,785
Weighted average shares of common stock outstanding	37,005	28,009	35,195	28,270
Net income (loss) per share - basic	$(0.05)	$0.03	$(0.61)	$0.06
Shares used in computing basic net income (loss) per share	37,005	28,009	35,195	28,270
Dilutive effect of stock options	-	113	-	145
Shares used in computing diluted net income (loss) per share	37,005	28,122	35,195	28,415
Net income (loss) per share - diluted	$(0.05)	$0.03	$(0.61)	$0.06

As the Company incurred a net loss for the three and nine month periods ended September 30, 2009, the effect of dilutive securities, totaling 2.8 million shares has been excluded from the computation of diluted loss per share, as its impact would be anti-dilutive. Dilutive securities are comprised of options to purchase common stock.

Weighted average employee stock options to purchase approximately 4.0 million and 4.1 million shares for the three and nine month periods ended September 30, 2008 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of stock options was greater than the average share price of the Company’s stock and, therefore, the effect would have been anti-dilutive.

5.  Fair Value Measurements

The accounting guidance for fair value measurements provided a framework for measuring fair value and expands related disclosures. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The guidance also established a hierarchy which requires an entity to maximize the use of observable inputs, when available.  The guidance requires fair value measurement be classified and disclosed in one of the following three categories:

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

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,934	$6,934	$-	$-
Marketable securities	25,408	-	25,408	-
Total	$32,342	$6,934	$25,408	$-

The fair value of non-financial assets measured on a non-recurring basis is as follows (in thousands):

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$1,367	$-	$-	$1,367
Acquired intangibles, net	6,494	-	-	6,494
Total	$7,861	$-	$-	$7,861

6.  Investments

As of September 30, 2009 and December 31, 2008, the Company’s securities consisted of debt securities and were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported in a separate component of stockholders’ equity.  The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity, both of which are included in interest income.  Realized gains and losses are recorded on the specific identification method.

The fair value of available-for-sale investments is as follows (in thousands):

	September 30, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$3,211	$-	$-	$3,211
Corporate bonds and notes	1,379	20	-	1,399
US treasury and government agencies securities	20,718	80	-	20,798
Total bonds, notes and equity securities	$25,308	$100	$-	$25,408
Less amounts classified as cash equivalents				(248)
Total short and long-term available-for-sale investments				$25,160

Contractual maturity dates for investments:
Less than one year:				20,440
One to two years:				4,968
				$25,408

	December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Corporate bonds and notes	$9,898	$92	$(47)	$9,943
Municipal bonds	1,509	6	-	1,515
US treasury and government agencies securities	28,564	240	-	28,804
Total bonds, notes and equity securities	$39,971	$338	$(47)	$40,262
Less amounts classified as cash equivalents				-
Total short and long-term available-for-sale investments				$40,262

Contractual maturity dates for investments:
Less than one year:				32,677
One to two years:				7,585
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

Under the revised business combinations guidance, which became effective for the Company on January 1, 2009, the contingently convertible promissory note was considered contingent consideration which is recorded at fair value as of the acquisition date, and changes to the fair value of contingent consideration are reflected through the statement of operations.  The fair value of the convertible note on the acquisition date was based on that day’s closing stock price of $1.82 per share.  On March 31, 2009, the convertible note was remeasured to fair value. Based on the closing stock price of $2.17 as of March 31, 2009, the fair value of the convertible note was $7.4 million. The change in fair value of $1.2 million was recognized as a loss in the quarter ended March 31, 2009. On May 22, 2009, the date of the conversion, the closing stock price was $2.95. The fair value of the 3.4 million shares was $10.0 million.  The change in fair value of $2.7 million was recognized as a loss in the second quarter of 2009.

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
$16,380

The fair value of assets acquired include trade receivables of $1.6 million.  The gross amount due under sales related contracts is $1.6 million, of which $0.3 million is expected to be uncollectible as a result of recognized credits due to distributors for the difference in the price they previously purchased products for from Oxford Semiconductor, Inc. and the authorized quote price based on the distributors’ sell through activity.  The gross amount under a prior IP royalty arrangement is $0.3 million and the full amount is expected to be uncollectible.

The identified intangible assets consist of core technology, trade name and customer relationships.  The valuation of the acquired intangibles is classified as a level 3 measurement under the fair value measurement guidance, because the valuation was based on significant unobservable inputs and involved management judgment and assumptions about market participants and pricing.   In determining fair value of the acquired intangible assets, we determined the appropriate unit of measure, the exit market and the highest and best use for the assets. The fair value was estimated using an incremental income approach.

The goodwill arising from the acquisition is largely attributable to the synergies expected to be realized after the Company’s acquisition and integration of Oxford.  The Company only has one operating segment, semiconductor products, so all of the goodwill was assigned to the one segment.  Goodwill is not expected to be deductible for tax purposes.

Oxford contributed revenues and gross profit of $7.5 million and $3.9 million, respectively, to the Company for the quarter ended September 30, 2009 and $19.2 and $9.5 million, respectively, for the period from January 2, 2009 to September 30, 2009.  Oxford operations were fully integrated as of the end of the first quarter of 2009 and if is therefore not practicable to identify earnings associates with Oxford’s contribution.

Because the acquisition took place on January 2, 2009, which was in substance the beginning of the year, no pro forma data is presented for the quarter or year to date ended September 30, 2009 as the Company’s historical statement of operations already includes the results of Oxford for the entire period. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination occurred on January 1, 2008.

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Revenue	$31,304	$96,449
Net loss	$(844)	$(5,601)

The pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Oxford to reflect the amortization that would have been recorded assuming the intangible assets had been acquired on January 1, 2008.

During the nine months ended September 30, 2009, the Company incurred $0.4 million of third party acquisition related costs, primarily for outside legal and accounting costs.  These expenses were included in operating expenses under acquisition related costs in the Company’s consolidated statement of operations for the nine months ended September 30, 2009.

8.  Goodwill and Intangibles

As discussed in Note 7, the acquisition of Oxford included the acquisition of $9.1 million of identifiable intangible assets.  All of these intangibles are subject to amortization.  There is no estimated residual value on any of the intangible assets.

The following table summarizes the gross carrying amount and accumulated amortization for each major intangible class and the weighted average amortization period, in total and by major intangible asset class, as of September 30, 2009 (in thousands).

					Estimated
	Gross Carrying	Accumulated	Net	Amortization	Useful
	Value	Amortization	Value	Method	Life
Existing and core technology
USB and Serial Connectivity	$4,600	$(1,725)	$2,875	Accelerated	3 years
Network Attached Storage Connectivity	3,800	(570)	3,230	Straight-line	5 years
Trade Name	600	(225)	375	Straight-line	2 years
Customer Relationships	56	(42)	14	Accelerated	1 year
Totals	$9,056	$(2,562)	$6,494		3.8 years

The amortization expense for the three and nine month period ended September 30, 2009 was $0.9 million and $2.6 million respectively.  Estimated future amortization expense is as follows (in thousands):

Remainder of 2009	$854
2010	2,593
2011	1,527
2012	760
2013	760
Total	$6,494

Amortization expense for the three and nine month periods ended September 30, 2008 was $0.2 million and $0.6 million, respectively, was related to the amortization of intangibles acquired through our prior acquisitions of HiNT Corporation and NetChip Technology, Inc.  As of December 31, 2008, the Company determined that these assets were impaired and the remaining carrying value of $0.8 million was written off.

The changes in the carrying amounts of goodwill are as follows:

Balance as of December 31, 2008	$-
Oxford Acquisistion	1,367
Balance as of September 30, 2009	$1,367

10.  Restructuring Costs

Severance

In the first nine months of 2009, the Company recorded approximately $2.0 million of severance and benefit related costs, included in acquisition related costs in the Condensed Consolidated Statement of Operations, related to the termination of 53 employees as a result of the redundancy issue associated with the acquisition of Oxford. As of September 30, 2009 approximately $1.9 million of the $2.0 million severance and benefit related costs was paid, and the remaining $13,000 is included in accrued compensation and benefits in the Condensed Consolidated Balance Sheet. The Company expects all severance and benefit accruals to be paid by March 31, 2010.

In September 2009, as a result of cost reduction efforts, the Company recorded approximately $0.1 million of severance costs associated with the downsizing of the Company’s R&D facility in Singapore. As of September 30, 2009, all severance costs have been paid.

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

11.  Stock Repurchase

In September 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. In July 2008, the Company’s Board of Directors authorized an additional 2,000,000 shares under the repurchase program.  At the discretion of the management, the Company can repurchase the shares from time to time in the open market or in privately negotiated transactions.  Approximately 774,000 shares were repurchased for approximately $1.9 million in cash in 2002 and 2003. The Company did not repurchase any additional shares from January 1, 2004 through December 31, 2007. In 2008, the Company repurchased 956,000 shares for approximately $6.5 million. The Company did not repurchase any additional shares during the three or nine months ended September 30, 2009.

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
China	$8,251	$2,449	$21,317	$8,908
Taiwan	3,272	2,459	6,530	8,379
United States	3,068	4,900	8,265	15,749
Singapore	2,903	3,737	7,295	12,052
Other Asia Pacific	2,049	2,330	5,316	7,774
Europe, Middle East and Africa	1,949	3,139	5,670	8,562
The Americas - excluding United States	67	1,776	1,801	5,471
Total	$21,559	$20,790	$56,194	$66,895

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Excelpoint Systems Pte Ltd	23%	29%	23%	29%
Promate Electronics Co., Ltd	18%	-	17%	-
Answer Technology, Inc.	13%	12%	11%	12%
Avnet, Inc.	11%	14%	10%	12%

The following distributors accounted for 10% or more of the total accounts receivable balance:

	September 30,
	2009	2008
Excelpoint Systems Pte Ltd	26%	36%
Answer Technology, Inc.	18%	13%
Promate Electronics Co., Ltd	16%	-
Avnet, Inc.	16%	* %

*      Less than 10%

13.  Income Taxes

An income tax benefit of $6,000 has been recorded for the nine month period ended September 30, 2009, compared to a provision of $0.4 million for the same period in 2008.  Income tax benefit for the nine months ended September 30, 2009 is a result of applying the estimated annual effective tax rate to cumulative loss before taxes adjusted for certain discrete items which are fully recognized in the period they occur.  For the same period in 2008, the income tax expense was calculated on a year-to-date discrete basis due to the uncertainty of fourth quarter operating estimates and large variability to the annual effective rate based on small changes to ordinary income for the year.

The Company has determined that negative evidence supports the need for a full valuation allowance against its net deferred tax assets at this time. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of September 30, 2009, the Company had unrecognized tax benefits of approximately $2.5 million of which none, if recognized, would result in a reduction of the Company’s effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the nine months ended September 30, 2009. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. The Company does not believe the amount of its unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 1998 through 2008 remain open to examination by the federal and most state tax authorities due to certain acquired net operating loss and overall credit carryforward positions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future.  Such forward-looking statements also include statements regarding our future gross margin, our future research and development expenses, our future selling, general and administrative expenses, our ability to meet our capital requirements for the next twelve months, our future capital requirements, current high turns fill requirements, that the Consumer/Small Office Home Office (SOHO) is a rapidly growing market and our anticipation that sales to a small number of customers will account for a significant portion of our sales.  Actual results could differ materially from those projected in such forward-looking statements.  Factors that could cause actual results to differ include unexpected changes in the mix of our product sales, unexpected pricing pressures, unexpected capital requirements that may arise due to other possible acquisitions or other events, unanticipated changes in the businesses of our suppliers, and unanticipated cash shortfalls.  Actual results could also differ for the reasons noted under the sub-heading “Factors That May Affect Future Operating Results” in Item 1A, Risk Factors in Part II of this report on Form 10-Q and in other sections of this report on Form 10-Q.  All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

PLX is building on our broad, general purpose interconnect success, and in particular our success in enterprise storage, by focusing on a rapidly growing vertical market: Consumer/SOHO storage.  On January 2, 2009, we completed the acquisition of Oxford Semiconductor, Inc. (Oxford), a leading supplier of semiconductor components for the consumer and SOHO markets. Oxford has brought to market several generations of leadership products that allow storage customers to attach their disk subsystems directly to a computer through USB direct-attached storage (DAS), or to attach them through local area network-attached storage (NAS).  We identified the shift from parallel to serial hard disk connectivity early, and benefited from this trend to be become the leader in high performance consumer/SOHO storage connectivity.   Our products provide a rich variety of connectivity options, including USB, SATA, eSATA, FireWire, and Ethernet, and offer capabilities such as RAID and data encryption at industry leading performance levels.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

Net Revenues

The following table shows the revenue by product type (in thousands) and as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
PCI Express products	$7,716	$9,228	$19,924	$31,674
As a percentage of revenues	35.8%	44.4%	35.5%	47.3%
Storage products	$5,947	$-	$14,375	$-
As a percentage of revenues	27.6%	-	25.6%	-
Connectivity products	$7,896	$11,562	$21,895	$35,221
As a percentage of revenues	36.6%	55.6%	39.0%	52.7%

Net revenues consist of product revenues generated principally by sales of our semiconductor devices.  Net revenues for the three months ended September 30, 2009 were $21.6 million, an increase of 3.7% from $20.8 million for the same period in 2008. The increase was due to revenues generated from the Storage and Connectivity products acquired as part of the Oxford acquisition, largely offset by lower sales of our PCI Express and Connectivity products as a result of a decline in enterprise and consumer spending, which resulted from the weakened global economy and economic uncertainty.

Net revenues for the nine months ended September 30, 2009 were $56.2 million, a decrease of 16.0% from $66.9 million for the same period in 2008. The decrease was due to lower sales as a result of a decline in enterprise and consumer spending, which resulted from the weakened global economy and economic uncertainty, largely offset by revenues generated from the Storage and Connectivity products acquired as part of the Oxford acquisition.

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Excelpoint Systems Pte Ltd	23%	29%	23%	29%
Promate Electronics Co., Ltd	18%	-	17%	-
Answer Technology, Inc.	13%	12%	11%	12%
Avnet, Inc.	11%	14%	10%	12%

In the fourth quarter of 2008 and the first quarter of 2009, we experienced a broad decrease in order rates across most product lines, markets and end customers, and as we have seen improved market conditions in the second and third quarter of 2009, we expect sales to continue to modestly expand in the fourth quarter of 2009 compared to the third quarter of 2009. Future demand for our products is uncertain and is highly dependant on general economic conditions and the demand for products that contain our chips. Customer demand for semiconductors can change quickly and unexpectedly.  Our revenue levels have been highly dependent on the amount of new orders that are received for products to be delivered to the customer within the same quarter, also called “turns fill” orders.  Because of the long cycle time to build our products and our lack of visibility into demand when turns fill orders are high, it is difficult to predict which products to build to match future demand.  We believe the current high turns fill requirements will continue indefinitely.  The high turns fill orders pattern, together with the uncertainty of product mix and pricing, makes it difficult to predict future levels of sales and profitability and may require us to carry higher levels of inventory.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	in thousands
Gross profit	$12,139	$12,160	$31,187	$39,861
Gross margin	56.3%	58.5%	55.5%	59.6%

Gross profit for the three months ended September 30, 2009 decreased by 0.2% compared to the same period in 2008. The decrease in absolute dollars and as a percentage was primarily due to the lower margins of the storage products acquired in the Oxford acquisition as well as overall product mix.

Gross profit for the nine months ended September 30, 2009 decreased by 21.8% compared to the same period in 2008. The decrease in absolute dollars was primarily due to the overall decrease of product shipments, while the decrease as a percentage was primarily due to lower margins of the storage products acquired in the Oxford acquisition as well as overall product mix.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	in thousands
R&D expenses	$7,550	$6,000	$24,023	$20,289
As a percentage of revenues	35.0%	28.9%	42.8%	30.3%

R&D expenses increased by $1.6 million or 25.8% in the three months ended September 30, 2009 compared to the same period in 2008. The increase in R&D in absolute dollars and as a percentage of revenue is due primarily to increases in R&D spending on compensation and benefit expenses of $0.9 million and engineering tools of $0.7 million associated with the acquisition of Oxford.

R&D expenses increased by $3.7 million or 18.4% in the nine months ended September 30, 2009 compared to the same period in 2008. The increase in R&D in absolute dollars and as a percentage of revenue is due primarily to increases in R&D spending on compensation and benefit expenses of $2.1 million, engineering tools of $1.8 million and office lease expenses of $0.4 million associated with the acquisition of Oxford, partially offset by decreases in consulting expenses of $0.6 million due to a decrease in the number of projects taped-out and cost control efforts.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	in thousands
SG&A expenses	$5,608	$5,436	$19,587	$17,952
As a percentage of revenues	26.0%	26.1%	34.9%	26.8%

SG&A expenses increased by $0.2 million or 3.2% in the three months ended September 30, 2009 compared to the same period in 2008. The increase in SG&A in absolute dollars is due primarily to an increase in salaries and related costs associated with the acquisition of Oxford.

SG&A expenses increased by $1.6 million or 9.1% in the nine months ended September 30, 2009 compared to the same period in 2008. The increase in SG&A in absolute dollars and as a percentage is due primarily to increases in salaries and related costs of $0.9 million associated with the acquisition of Oxford, accounting and consulting fees of $0.4 million as a result of the integration of Oxford and share-based compensation expenses of $0.2 million related to the tender offer.

Acquisition and Restructuring Related Costs

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	in thousands
Deal costs	$-	$-	$439	$-
Severance costs	99	-	2,112	-
Asset impairment	38		38	-
Lease commitment accrual	34	-	311	-
	$171	$-	$2,900	$-

During the nine months ended September 30, 2009 we recorded $2.9 million in acquisition related costs associated with the January 2, 2009 acquisition of Oxford. Deal costs related primarily to outside legal and accounting costs. Severance costs were the result of layoffs due to the redundancy issue that arose as a result of the acquisition and the downsizing of our Singapore R&D facility. In addition, we assumed a building lease in Milpitas, California which was vacated upon the acquisition.  As a result, we took a lease commitment charge on the operating lease in the first quarter of 2009. See Note 10 of the condensed consolidated financial statements for additional information.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets consists of amortization expense related to developed core technology, tradename and customer base acquired as a result of the Oxford acquisition in January 2009 and the developed core technology acquired in the HiNT Corporation acquisition in May 2003 and NetChip Technology, Inc. acquisition in May 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	in thousands
Amortization of acquired intangible assets	$854	$150	$2,562	$593
As a percentage of revenues	4.0%	0.7%	4.6%	0.9%

Amortization of acquired intangible increased by $0.7 million or 469.3% in the three months ended September 30, 2009 compared to the same period in 2008. The 2008 amortization expense related to intangibles acquired in our prior acquisitions of HiNT and NetChip. In December 2008 we determined that these assets were impaired and the remaining carrying value of $0.8 million was written off. The amortization expense in 2009 relates to the developed core technology, tradename and customer base acquired as a result of the acquisition of Oxford. See Note 8 to our condensed consolidated financial statements for additional information.

Amortization of acquired intangible increased by $2.0 million or 332.0% in the nine months ended September 30, 2009 compared to the same period in 2008. The 2008 amortization expense related to intangibles acquired in our prior acquisitions of HiNT and NetChip. In December 2008 we determined that these assets were impaired and the remaining carrying value of $0.8 million was written off. The amortization expense in 2009 relates to the developed core technology, tradename and customer base acquired as a result of the acquisition of Oxford.

Interest Income and Other, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	in thousands
Interest income	$128	$330	$534	$1,181
Interest expense	(30)	-	(429)	-
Other income	51	6	209	19
	$149	$336	$314	$1,200

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term investment balances. Interest income for the three months ended September 30, 2009 decreased by $0.2 million or 61.2%, compared to the same period in 2008. The decrease was primarily due to lower cash and investment balances and decreased interest rates.

Interest income for the nine months ended September 30, 2009 decreased by $0.6 million or 54.8%, compared to the same period in 2008. The decrease was primarily due to lower cash and investment balances and interest rate fluctuations.

Interest expense of for the three months ended September 30, 2009 of $30,000 consisted of interest recorded on our capital lease obligations. We did not record interest expense for the same period in 2008.

Interest expense of for the nine months ended September 30, 2009 of $0.4 million primarily consisted of interest recorded on the $14.2 million note associated with the acquisition of Oxford. This note was converted to 3.4 million shares of common stock of PLX on May 22, 2009. In addition, there was interest recorded on our capital lease obligations. We did not record interest expense for the same period in 2008.

Other income includes foreign currency translation gains and losses and other miscellaneous transactions. Other income for the three and nine months ended September 30, 2009 included $0.1 million loss due to the liquidation of our subsidiary in the United Kingdom as a result of the acquisition of Oxford and its subsidiary in the United Kingdom.  Other income may fluctuate significantly.

Loss on Fair Value Remeasurement of Contingently Convertible Note Payable

As a part of the consideration for the Oxford acquisition, we recorded a liability for the contingent consideration due which was recorded at fair value as of the acquisition date. We are required to remeasure the liability to fair value until the contingency is resolved and record the change in fair value in earnings.  The fair value of the note payable was based on 3.4 million shares with a stock price of $1.82, or $6.2 million. As of March 31, 2009, the closing stock price was $2.17, or $7.4 million. The loss on the fair value of the note remeasurement is the increase in fair value of the liability of $1.2 million, which was recorded in the first quarter of 2009. As of May 22, 2009, the date of conversion, the closing stock price was $2.95, or $10.0 million. The loss on the fair value of the note of $2.7 million was recorded in the second quarter of 2009. See Note 7 of the condensed consolidated financial statements for additional information on the contingent consideration arrangement.

Provision for Income Taxes

An income tax benefit of $6,000 has been recorded for the nine month period ended September 30, 2009, compared to provision of $0.4 million for the same period in 2008.  Income tax benefit for the nine months ended September 30, 2009 is a result of applying the estimated annual effective tax rate to cumulative loss before taxes adjusted for certain discrete items which are fully recognized in the period they occur.  For the same period in 2008, the income tax expense was calculated on a year-to-date discrete basis due to the uncertainty of fourth quarter operating estimates and large variability to the annual effective rate based on small changes to ordinary income for the year.

We have determined that negative evidence supports the need for a full valuation allowance against our net deferred tax assets at this time. We will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of September 30, 2009, we have unrecognized tax benefits of approximately $2.5 million of which none, if recognized, would result in a reduction of our effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the nine months ended September 30, 2009.  Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. We do not expect that the amount of our unrecognized tax benefits will significantly change within the next twelve months.

We are subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 1998 through 2008 remain open to examination by the federal and most state tax authorities due to certain acquired net operating loss and overall credit carryforward positions.

Liquidity and Capital Resources

In summary, our cash flows were (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Net cash provided by (used in) operating activities	$(10,528)	$4,786
Net cash provided by (used in) investing activities	18,488	(2,749)
Net cash (used in) financing activities	(1,435)	(5,645)
Effect of exchange rate fluctuations on cash and cash equivalents	(27)	(33)

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of September 30, 2009 cash, cash equivalents, short and long-term marketable securities were $38.5 million, a decrease of $8.6 million from $47.1 million at December 31, 2008.

Cash provided by (used in) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, impairments, fair value remeasurements, provisions for excess and obsolete inventories, changes in pre-acquisition deferred tax balances, other non-cash items, and the effect of changes in working capital and other activities. Cash used in operating activities for the nine months ended September 30, 2009 of $10.5 million consisted primarily of a net loss of $21.4 million adjusted for non-cash items of $11.5 million, decreases in accrued compensation and benefits of $1.5 million, accounts payable of $0.5 million and other accrued expenses and liabilities of $0.5 million and increases in accounts receivable of $0.7 million and other assets of $0.5 million, partially offset by decreases in inventory of $1.2 million and other current assets of $1.8 million due to the amortization of software and IP licenses and a 2008 tax refund received for R&D activities in the United Kingdom. Cash provided by operating activities for the nine months ended September 30, 2008 of $4.8 million consisted primarily of net income of $1.8 million adjusted for non-cash items of $5.0 million and a decrease in accounts receivable of $0.7 million, partially offset by increases in current assets of $0.8 million and other assets of $0.7 million due to an increase in software and IP licenses and a decrease in accounts payable of $0.9 million.

Cash provided by investing activities for the nine months ended September 30, 2009 of $18.5 million was primarily due to the sales and maturities of investments (net of purchases of investments) of $14.9 million and cash acquired through the acquisition of Oxford of $4.4 million, partially offset by capital expenditures of $0.8 million. Cash used in investing activities for the nine months ended September 30, 2008 of $2.7 million was due to purchases of marketable securities (net of sales and maturities of investments) of $1.1 million and capital expenditures of $1.6 million. Capital expenditures have generally been comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures.

Cash used in financing activities for the nine months ended September 30, 2009 of $1.4 million was due to the payments made to employees associated with the tender offer of $0.9 million and on capital lease obligations of $0.5 million. Cash used in financing activities for the nine months ended September 30, 2008 of $5.6 million was due to common stock repurchases of $6.5 million, partially offset by the proceeds from the exercise of stock options of $0.8 million.

The negative effect of exchange rates on cash and cash equivalents for the nine months ended September 30, 2009 and 2008 was due to the weakening of the U.S. dollar against other foreign currencies.

As of September 30, 2009, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
		Less than	1-3	More than
	Total	1 Year	Years	3 Years
Operating leases - facilities and equipment	$2,471	$556	$1,274	$641
Capital leases - IP	2,325	1,425	900	-
Software licenses	4,288	2,450	1,838	-
Inventory purchase commitments	8,168	8,168	-	-
Total cash obligations	$17,252	$12,599	$4,012	$641

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

As of September 30, 2009, we offer pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. In general, we analyze current requests for credit in process, also known as ship and debits and inventory at the distributor to determine the ending sales reserve required for this program.  We also offer stock rotation rights to two distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. In general, we analyze current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required for this program. In addition, we have arrangements with a small number of customers offering a rebate program on various products.  We record rebates as a reduction of revenue. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

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

Long-lived Assets

We review long-lived assets, principally property and equipment and identifiable intangibles, for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows generated by the asset.  If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Taxes

We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of September 30, 2009, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. We will maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance.

Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents, short-term investments and long-term investments of $32.3 million at September 30, 2009.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

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

Based on their evaluation as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Global Economic Conditions May Continue to Have an Adverse Effect on Our Businesses and Results of Operations

The severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy are contributing to slowdowns in the industries in which we operate.  Economic uncertainty exacerbates negative trends in spending and may cause certain customers to push out, cancel, or refrain from placing orders, which may reduce revenue. Difficulties in obtaining capital and deteriorating market conditions may also lead to the inability of some customers to obtain affordable financing, resulting in lower sales. Customers with liquidity issues may lead to additional bad debt expense. These conditions may also similarly affect key suppliers, which could affect their ability to deliver parts and result in delays in the availability of product.  Further, these conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. In addition, we maintain an investment portfolio that is subject to general credit, liquidity, market and interest rate risks that may be exacerbated by deteriorating financial market conditions and, as a result, the value and liquidity of the investment portfolio could be negatively impacted and lead to impairment.  If the current economic conditions are prolonged or deteriorate further, or if we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

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

Historically, a relatively small number of customers have accounted for a significant portion of our net revenues in any particular period.  See Note 12 of the condensed consolidated financial statements for customer concentrations.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. For the nine months ended September 30, 2009 and 2008, sales through distributors accounted for approximately 88% and 78%, respectively, of our net revenues. Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

Sales outside of the United States accounted for approximately 85% of our revenues for the nine months ended September 30, 2009.  In 2008 and 2007, sales outside of the United States accounted for approximately 77% and 71% of our revenues, respectively.  Sales outside of the United States may fluctuate in future periods and may continue to account for a large portion of our revenues.  In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the United States, thereby exposing us indirectly to foreign risks.  Further, most of our semiconductor products are manufactured outside of the United States.  Accordingly, we are subject to international risks, including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock.  In July 2008, our Board of Directors authorized an additional 2,000,000 shares under the repurchase program. At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.  Approximately 774,000 shares were repurchased for approximately $1.9 million in cash in 2002 and 2003. We did not repurchase any additional shares from January 1, 2004 through December 31, 2007. In 2008 we repurchased 956,000 shares for approximately $6.5 million. We did not repurchase any additional shares during the nine months ended September 30, 2009.

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

Date: November 4, 2009

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