Form 10-K
period 2009-12-31
PLX TECHNOLOGY INC
filed 2010-03-04
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

        Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer", "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]    Smaller Reporting Company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's common stock on June 30, 2009, as reported on The NASDAQ Global Market, was $129,142,345.

The number of shares of common stock outstanding at February 28, 2010 was 37,025,078.

DOCUMENTS INCORPORATED BY REFERENCE
PART III OF THIS REPORT ON FORM 10-K INCORPORATES INFORMATION BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT FOR ITS 2010 ANNUAL MEETING OF STOCKHOLDERS - ITEMS 10, 11, 12, 13 AND 14.

PLX Technology, Inc.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2009

PART I

ITEM 1: BUSINESS

Overview

 PLX Technology, Inc. ("PLX" or the "Company"), designs, develops, manufactures, and sells integrated circuits that perform critical system connectivity functions.  These interconnect products are a fundamental building block for standards-based electronic equipment.  The company markets its products to major customers that sell electronic systems in the server, enterprise storage, consumer storage, communications, PC peripheral, consumer and embedded markets.

Products based on current serial interconnect technology standards such as PCI Express, USB, SATA, and Ethernet provide capabilities to customers that previous parallel technologies did not.  They offer the ability for systems to scale in performance and capabilities, and allow for a standards-based building block approach that was not feasible in the past.  As these serial technologies have become mainstream, PLX has been able to offer differentiated products based on these standards that provide scalability and performance at a low cost.

The company is the market share leader in PCI Express switches and bridges.  We recognized the trend towards this serial, switched interconnect technology early, launched products for this market long before our competitors, and have deployed multiple generations of products to serve a general-purpose, horizontal market.  In addition to enabling customer differentiation through our product features, the breadth of our product offering is in itself a significant benefit to our customers, since we can serve the complete needs of our customers with cost-effective solutions tailored to specific system requirements.  Our long experience with PCI Express connectivity products enables PLX to deliver reliable devices that operate in non-ideal real-world, system environments.

PLX is building on its broad, general purpose interconnect success, and in particular its success in enterprise storage, by focusing on a rapidly growing vertical market: Consumer/Small Office Home Office (SOHO) storage.  On January 2, 2009, PLX completed the acquisition of Oxford Semiconductor, Inc. (Oxford), a leading supplier of semiconductor components for the consumer and SOHO markets. Oxford has brought to market several generations of products that allow storage customers to attach their disk subsystems directly to a computer through USB (DAS), or to attach them through their local area network (NAS) via Ethernet.  We identified the shift from parallel to serial hard disk connectivity early, and benefited from this trend to become the leader in high performance consumer/SOHO storage connectivity.   Our products provide the richest variety of connectivity options, including USB, Serial ATA, external Serial ATA, 1394, and Ethernet, and offer capabilities such as RAID and data encryption at industry leading performance levels.

PLX offers a complete solution consisting of semiconductor devices, software development kits, hardware design kits, operating system ports, and firmware solutions that enable added-value features in our products.  We differentiate our products by offering higher performance at lower power, by enabling a richer customer experience based on proprietary features that enable system-level customer advantages, and by providing capabilities that enable a customer to get to market more quickly.

The PLX growth strategy has several key components:

•	Identify the technology trends and discontinuities that drive high-volume markets and deliver appropriate products to that market before the competition;
•	Deliver comprehensive solutions, including semiconductor devices, the necessary software and development kits to allow rapid time-to-market and worldwide local technical support;
•	Offer added-value features that enable our customers to differentiate their products;
•	Focus on adding value at high volume price points;

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

These serial technologies enabled, for the first time, the ability to offer high performance, feature-rich computing solutions using off-the-shelf standards-based building blocks.  The building block approach has enabled the designers of these systems to bring their products to market more quickly and with a vastly lower cost of development.  In addition, the software base that has built up around these standard solutions allow the system designer to focus on their own added value, rather than recreating the basic plumbing necessary to move the data around.

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

The Network Attached Storage (NAS) solution is well established in the enterprise market but is still in the early stages for the consumer market.  This technology adds storage to the system through the network in either a wired or wireless manner.  This allows the data to be saved and retrieved from more than one computer and allows the data to be available from network-ready appliances even when the main computer is not available.  Along with basic storage, NAS products offer added-value opportunities by combining subsystems as part of the connected device.  This can be straightforward combinations such as a home gateway, which combines multiple subsystems in a single box to reduce cost, power, and space.  But this concept can be extended to add features within the NAS box that accelerate multimedia applications or provide sophisticated encryption capabilities.

Strategy

PLX provides standards-based, off-the-shelf interconnect solutions to enable high performance, low cost, added-value features and rapid time-to-market.  Although the external connections are standard in order to enable high volume markets, the products themselves offer proprietary advantages through innovative technology.

PLX identifies technology trends, and provides products that cater to these trends during the early, high growth phase of the technology market discontinuity.  This allows the company to establish itself as the leader and provides a powerful incumbency benefit as the technology becomes mainstream.

•
PLX recognized the promise of PCI Express in the early days of the standard, and brought to market leadership switches and bridges in 2004, gaining market share at the key customers necessary for success.  The company continues to enjoy market share leadership in the PCI Express interconnect market and continues to invest to maintain or growth this share. This included a broad Gen 2 product line roll out in 2008 followed by early development on Gen 3.

•
The company identified the move from Parallel ATA to Serial ATA (SATA), and gained an early lead in this high growth market with our DAS product line. PLX is developing products to support the move to USB 3.0.

•
PLX has introduced its 3rd generation of NAS products to the consumer market, building on our System-On-A-Chip (SOC) capability and our strong software and firmware strength to offer leadership features to this early market.

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

•
PLX focuses on providing these capabilities at high volume cost points.  We have a full COT (Customer Owned Tooling) capability – where PLX handles all of the design, placement, and layout of the circuits, and we manage the packaging and test pipeline.  We deploy our products on mainstream, high volume semiconductor technology process nodes, and use advanced synthesis and layout techniques to provide the best trade-off between features and cost.

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

Established in 1992, Oxford has been providing reliable, high-performance silicon and software solutions to interconnect digital systems, including PCIe, USB, 1394, Ethernet, Serial ATA and external Serial ATA.  Oxford’s corporate headquarters were located in Milpitas, California, with most of its employees based in Oxford’s design center in Abingdon, United Kingdom.  The rapidly growing consumer and SOHO external storage markets account for the majority of Oxford’s sales.  Oxford provides advanced system-on-chip solutions for both direct-attached storage (DAS) and network-attached storage (NAS) external drives.  Oxford has a reputation for providing innovative and reliable chip, software and firmware solutions for consumer storage needs and counts leading manufacturers and marketers as customers, including Seagate, Western Digital, LaCie, Hewlett Packard, and Macpower.

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

When we receive our initial sample silicon back from the third-party wafer fabrication facility (fab), we have a dedicated group of engineers to fully validate the product prior to sending it to our broad customer base.  As with the pre-silicon verification, this post-silicon phase makes use of our years of product releases to ensure reliable product operation.  We have invested in the talent and equipment, and use our extensive proprietary test suites, to fully validate the device.  In addition, we have built up a broad interoperability lab, where we exercise the product with a growing number of other components and subsystems to ensure reliable operation in a range of real-world environments.

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

Software Technology. We have invested in a complete software development capability.  In order to enable our customers to get to market quickly, PLX provides device drivers that support our products for the most popular operating system platforms, as well as API libraries that allow programmers to quickly make use of our products.   In order to ensure that our products provide the highest performance possible, we have developed the tools and expertise to understand where the software bottlenecks occur in real-world systems, and our device drivers make use of this knowledge to increase the performance of targeted applications such as multimedia data transfer across a network.

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

PCI Express Switches.  Since PCI Express is a point-to-point serial interconnect standard, it requires a switch to connect a single PCI Express port from a processor or chipset to multiple end-points.  Examples of applications include fan-out in servers and storage systems, dual graphics in gaming and workstation systems, control planes in networking and communications systems and backplanes in embedded and industrial equipment. PLX switches allow aggregation of multi-channel Gigabit Ethernet, Fibre Channel, graphics and SAS cards to the host. PLX switch products are offered in various configurations as requirements vary from one application to the next. PCI Express switches have become a basic building block in systems being designed today using this standard.  PLX started with the Gen 1 family of PCI Express at 2.5 Gigabits per second in 2004, followed by Gen 2 products in late 2007, where the data rate has doubled to 5.0 Gigabits per second. We are in development of Gen 3 PCI Express supporting 8.0 Gigabits per second.

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

Direct Attached Storage (DAS).  DAS devices are System-on-a-Chip (SOC) products that allow external storage to be easily connected to a PC through either a USB, 1394, or external Serial ATA connection.  PLX products offer the widest range of connection possibilities, and the most complete feature set, including single, dual, and quad hard disk connection, RAID, and encryption.  The PLX devices have industry leading performance across all interfaces.

Network Attached Storage (NAS).  NAS products provide storage that attaches to a Local Area Network (LAN).  PLX NAS products are aimed at the consumer/SOHO market, and are SOC devices that combine Ethernet, USB, PCI Express and SATA ports with other standard interfaces necessary to complete a state-of-the-art network appliance.  PLX products include a PCI interface to easily create complete subsystems, a DDR DRAM interface, and on-chip capabilities such as TCP off-load, RAID, and encryption.  These basic building blocks are enabled with high performance firmware that runs on a powerful, low power ARM processor.

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

USB Interface Chips.  USB interface chips are used by computer peripherals to connect to a PC through an external cabled connection.  The current mainstream version of this spec, called USB 2.0, can be found today on devices like multi-function printers, DVD camcorders, portable media players, portable navigation systems, digital cameras, PDAs and hard disks.  Our USB interface chips offer connection to both PCI or to a generic interface, providing a simple connection that offers high performance. We are in development of products using USB 3.0 which offers 5.0 Gigabit per second transfers.

Customers

We supply our products to the leading companies in the server, enterprise and consumer storage, communications, pc peripheral, consumer and embedded markets, and more than 1,000 electronic equipment manufacturers incorporate our semiconductor devices in their systems.  Since the products that we design and sell have innovative features, and since there is normally a software impact to the vendor choice, the customer design team typically selects the sole-source hardware and software components early in the design cycle. Generally, the system will incorporate these same components throughout its product life because changes require an expensive re-engineering effort. Therefore, when our products are designed into a system, they are likely to be used in that system throughout its production life.

Competition

Competition in the semiconductor industry is intense. If our target markets continue to grow, the number of competitors may increase significantly. In addition, new semiconductor technologies may lead to new products that can perform similar functions as our products.

We believe that the principal factors of competition in our business include functionality, product performance, price, product innovation, availability of development tools, customer service and reliability. We believe that we compete favorably with respect to each of these factors. We differentiate our products from those of our competitors by incorporating innovative features that allow our customers to build systems based on industry standards that provide more features, and higher performance. Furthermore, in general, our software and hardware development tools are more comprehensive than competing solutions.

Competition in the various markets we serve comes from companies of different sizes, many of which are significantly larger and have greater financial and other resources. Our principal products compete with standard products from companies such as ASMedia, Cavium, Cortina, Cypress Semiconductor, Genesys Logic, Gennum, IDT, Initio, Intel, JMicron, LucidPoint, Marvell, MosChip, NEC, Pericom Semiconductor, NXP Semiconductor, Renesas, Symwave, and Texas Instruments.

In addition, two alternative devices can perform some or all of the functions of our devices. The first is the Application Specific Integrated Circuit, or ASIC. With the ASIC approach, a customer creates a custom semiconductor device for a particular application. Because the customer buys the ASIC directly from the semiconductor foundry, this approach may lead to lower unit production costs. However, this approach entails a large initial time and resource investment in developing the custom device. The second alternative device is the Field Programmable Gate Array, or FPGA. The FPGA is a semiconductor device whose logic function can be programmed by the system manufacturer. This requires less design effort and time than the ASIC approach. However, because of the additional circuitry required to enable the device to be programmed, this approach typically entails higher unit production costs which can be prohibitive compared to ASICs or standard semiconductor devices. Nevertheless, FPGA prices have decreased steadily and in many cases are competitive with prices for standard semiconductor devices. Accordingly, we also experience competition from leading ASIC suppliers, including Fujitsu, IBM, LSI Logic, NEC, and Toshiba as well as from FPGA suppliers, including Actel, Altera, Atmel, Lattice,  QuickLogic and Xilinx. Many of these competitors are large companies that have significantly greater financial, technical, marketing and other resources than PLX.

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

Sales in North America represented 18%, 31% and 29%, of net revenues for 2009, 2008 and 2007, respectively. All worldwide sales to date have been denominated in U.S. dollars. We have one operating segment, the sale of semiconductor devices. Additional segment reporting information is included in Note 14 to the consolidated financial statements in this form 10-K.

Net revenues through distributors accounted for approximately 89%, 80% and 77% of our net revenues for 2009, 2008 and 2007, respectively. Revenues related to sales through distributors are expected to continue to account for a large portion of our total revenues. See "Item 1A, Risk Factors - Certain Factors That May Affect Future Operating Results - A Large Portion of Our Revenues Is Derived from Sales to Third-Party Distributors Who May Terminate Their Relationships with Us at Any Time" in this Form 10-K.

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Years Ended December 31,
	2009	2008	2007

Excelpoint Systems Pte Ltd	25%	29%	18%
Promate Electronics Co., Ltd	15%	-	* %
Answer Technology, Inc.	12%	13%	10%
Avnet, Inc.	12%	12%	* %
Metatech	-	-	17%

*       Less than 10%

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

Our research and development expenditures totaled $31.4 million, $27.1 million and $24.4 million in 2009, 2008 and 2007, respectively. Research and development expenses consist primarily of tape-out related costs at our independent foundries, salaries and related costs, including share-based compensation and expenses for outside engineering consultants. We perform our research and development activities at our headquarters in Sunnyvale, California and in Abingdon, United Kingdom. We periodically seek to hire additional skilled development engineers who are currently in short supply. Our business could be adversely affected if we encounter delays in hiring additional engineers. See "Item 1A, Risk Factors - Certain Factors That May Affect Future Operating Results - We Could Lose Key Personnel Due to Competitive Market Conditions and Attrition" in this Form 10-K.

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

Manufacturing

We have adopted a "fabless" semiconductor manufacturing model and outsource all of our semiconductor manufacturing, assembly and testing. This approach allows us to focus our resources on the design, development and marketing of products and significantly reduces our capital requirements. Currently, our products are primarily being fabricated, assembled or tested by AMD, Advanced Semiconductor Engineering, Ardentec, Faraday, Fujitsu, FST, MagnaChip, NEC, Open-Silicon, Samsung, Seiko-Epson Semiconductor, STATS ChipPAC Ltd., Taiwan Semiconductor Manufacturing Corporation, UMC and United Test and Assembly Center Ltd.. These manufacturers assemble and test our products based on the design and test specifications we have provided. A small number of our products are currently manufactured by more than one supplier, and we expect a substantial amount of our products to be single-source manufactured for the foreseeable future. We must place orders two to four months in advance of expected delivery of finished goods. We maintain inventory levels based on current lead times from foundries plus safety stock to account for unanticipated interruption in supply and fluctuations in demand. Our inventory comprises a large portion of our working capital. As a result, we have limited ability to react to fluctuations in demand for our products which could cause us to have an excess or a shortage of inventory of a particular product and reduced product revenues.

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

Intellectual Property

 Our future success and competitive position depend upon our ability to obtain and maintain the proprietary technology used in our principal products. Most of our current products include implementations of the PCI, PCI Express, Serial ATA, Ethernet, 1394 and USB industry standards, which are available to other companies. We hold 26 patents on switching, interconnect and storage technologies that will expire at various dates beginning in 2014 through 2028. In the future, we plan to seek patent protection when we believe it is necessary.

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

Employees

As of December 31, 2009, we employed a total of 197 full-time employees, including 106 engaged in research and development, 60 engaged in sales and marketing, 3 engaged in manufacturing operations and 28 engaged in general administration activities. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Risks and uncertainties that could cause actual results to differ materially from those described herein include the following:

Global Economic Conditions May Continue to Have an Adverse Effect on Our Businesses and Results of Operations

   In late 2008 and 2009, the severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy contributed to slowdowns in the industries in which we operate.  Economic uncertainty exacerbated negative trends in spending and caused certain customers to push out, cancel, or refrain from placing orders, which reduced revenue. We have seen market conditions improve in the second half of 2009, however, the outlook for 2010 remains uncertain. Difficulties in obtaining capital and uncertain market conditions may lead to the inability of some customers to obtain affordable financing, resulting in lower sales. Customers with liquidity issues may lead to additional bad debt expense. These conditions may also similarly affect key suppliers, which could affect their ability to deliver parts and result in delays in the availability of product.  Further, these conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. In addition, we maintain an investment portfolio that is subject to general credit, liquidity, market and interest rate risks that may be exacerbated by deteriorating financial market conditions and, as a result, the value and liquidity of the investment portfolio could be negatively impacted and lead to impairment.  If the current improving economic conditions are not sustained and deteriorate further, or if we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

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

Historically, a relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. See Note 5 of the consolidated financial statements for customer concentrations.

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

Lower Demand For Our Customers’ Products Will Result In Lower Demand For Our Products

Demand for our products depends in large part on the development and expansion of the high-performance microprocessor-based systems markets including networking and telecommunications, enterprise and consumer storage, imaging and industrial applications.  The size and rate of growth of these microprocessor-based systems markets may in the future fluctuate significantly based on numerous factors. These factors include the adoption of alternative technologies, capital spending levels and general economic conditions.  Demand for products that incorporate high-performance microprocessor-based systems may not grow.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. Sales through distributors accounted for approximately 89%, 80% and 77% of our net revenues in 2009, 2008 and 2007, respectively. Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

The Demand For Our Products Depends Upon Our Ability To Support Evolving Industry Standards

A majority of our revenues are derived from sales of products, which rely on the PCI Express, PCI, PCI-X, Serial ATA, Ethernet, 1394 and USB standards.  If markets move away from these standards and begin using new standards, we may not be able to successfully design and manufacture new products that use these new standards.  There is also the risk that new products we develop in response to new standards may not be accepted in the market.  In addition, these standards are continuously evolving, and we may not be able to modify our products to address new specifications.  Any of these events would have a material adverse effect on our business.

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

Acquisitions Could Adversely Affect Our Financial Condition And Could Expose Us To Unanticipated Liabilities

As part of our business strategy, we expect to continue to review acquisition prospects that would complement our existing product offerings, improve market coverage or enhance our technological capabilities.  Potential future acquisitions could result in any or all of the following:

•	potentially dilutive issuances of equity securities;
•	large acquisition-related write-offs;
•	potential patent and trademark infringement claims against the acquired company;
•	the incurrence of debt and contingent liabilities or amortization expenses related to other intangible assets;
•	difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies;
•	the incurrence of additional operating losses and expenses of companies we may acquire;
•	possible delay or failure to achieve expected synergies;
•	diversion of management’s attention from other business concerns;
•	risks of entering geographic and business markets in which we have no or limited prior experience; and
•	potential loss of key employees.

Because We Sell Our Products To Customers Outside Of The United States And Because Our Products Are Incorporated With Products Of Others That Are Sold Outside Of The United States We Face Foreign Business, Political And Economic Risks

Sales outside of the United States accounted for 84%, 77% and 71% of our net revenues in 2009, 2008 and 2007, respectively.  Sales outside of the United States may fluctuate in future periods and may continue to account for a large portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the Unites States, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of the United States. Accordingly, we are subject to international risks, including:

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

We May Be Required To Record A Significant Charge To Earnings If Our Goodwill, Amortizable Intangible Assets Or Other Long Lived Asset Become Impaired

Under generally accepted accounting principles, we review our amortizable intangible and long lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment annually during the fourth quarter and between annual tests in certain circumstances. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill, amortizable intangible assets or other long lived assets may not be recoverable, include a persistent decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. As a result of the goodwill impairment testing in the fourth quarter of 2008 we fully impaired the goodwill and remaining intangible assets associated with the Sebring, HiNT Corporation and NetChip Technology, Inc. acquisitions for a total of $35.5 million. During this review we also recorded an impairment charge of $18.8 million due to the decline in the value of our Sunnyvale headquarters building. In the fourth quarter of 2009, we tested the goodwill acquired in 2009 through the acquisition of Oxford and determined there was no impairment. We may record additional goodwill and other intangible assets related to the acquisition of Oxford and potential future acquisitions. We may be required to record a significant charge in our financial statements during the period in which any additional impairment of our goodwill, amortizable intangible assets or other long lived assets is determined, which would adversely impact our results of operations.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We own one facility in Sunnyvale, California, which has approximately 53,000 square feet. This facility comprises our headquarters and includes our research and development, sales and marketing and administration departments.  Internationally, we lease sales offices in China, Japan, Korea, Taiwan and the United Kingdom. These leases comprise approximately 22,400 square feet and have terms expiring in or prior to June 2015. We believe that our current facilities will be adequate through 2010.

ITEM 3: LEGAL PROCEEDINGS

None.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Market and has been quoted on The NASDAQ Global Market under the symbol "PLXT" since its initial public offering on April 5, 1999. The following table sets forth, for the periods indicated, the range of quarterly high and low sales price for our common stock as reported on The NASDAQ Global Market:

2009	High	Low
First Quarter	$2.79	$1.45
Second Quarter	4.40	2.21
Third Quarter	4.12	2.88
Fourth Quarter	3.73	2.99

2008	High	Low
First Quarter	$9.56	$5.76
Second Quarter	9.40	6.32
Third Quarter	7.65	4.50
Fourth Quarter	5.07	1.51

As of February 28, 2010, there were approximately 139 holders of record of our common stock and as of that date, the last reported sales price of our common stock was $4.54.

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

Securities Authorized For Issuance Under Equity Compensation Plans

This information is incorporated herein by reference to the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders under the heading "Equity Compensation Plan Information."

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock. In July 2008, our Board of Directors authorized an additional 2,000,000 shares under the repurchase program.  At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.  Approximately 774,000 shares were repurchased for approximately $1.9 million in cash in 2002 and 2003. We did not repurchase any additional shares from January 1, 2004 through December 31, 2007. In 2008, we repurchased 956,000 shares for approximately $6.5 million. We did not purchase any additional shares in 2009. As of December 31, 2009, under the Board’s repurchase authorization, we had the capacity to repurchase an additional 2,269,000 shares.

Performance Graph

	Cumulative Total Return
	12/04	12/05	12/06	12/07	12/08	12/09
PLX Technology, Inc.	100.00	82.69	125.38	89.42	16.54	31.06
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
Philadelphia Semiconductor	100.00	115.78	106.63	115.13	64.57	102.97

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

	Years Ended December 31,
	2009 (1)	2008 (2)	2007	2006 (4)	2005
	in thousands, except per share data
Consolidated Statement of Operations Data:
Net Revenues	$82,832	$81,068	$81,734	$81,425	$54,615
Gross Profit	46,932	48,282	49,525	47,630	35,002
Operating Income (Loss)	(15,490)	(57,947)	(643)	1,715	(2,306)
Net Income (Loss)	(18,802)	(56,530)	1,174	3,006	(1,748)
Basic Net Income (Loss) Per Share	$(0.53)	$(2.00)	$0.04	$0.11	$(0.06)
Shares Used to Compute Basic Per Share Amounts	35,653	28,203	28,724	28,177	27,198
Diluted Net Income (Loss) Per Share	$(0.53)	$(2.00)	$0.04	$0.10	$(0.06)
Shares Used to Compute Diluted Per Share Amounts	35,653	28,203	29,156	28,925	27,198

	Years Ended December 31,
	2009	2008 (3)	2007	2006	2005
	in thousands
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$11,299	$6,865	$19,175	$32,804	$21,028
Working Capital	49,945	49,153	50,153	49,031	36,994
Total Assets	84,020	77,260	135,800	127,948	117,911
Total Long Term Capital Lease Obligations	1,098	-	-	-	-
Total Stockholders' Equity	$71,999	$69,203	$127,892	$120,926	$107,489

(1)
Results of operations for 2009 include acquisition and related restructuring expenses of $2.9 million and a loss of $3.8 million on the fair value remeasurement of the contingently convertible note payable associated with the acquisition of Oxford in January 2009.

(2)	Results of operations for 2008 include impairment charges of $54.3 million and acquisition related fees of $0.8 million associated with the acquisition of Oxford in January 2009.
(3)	Total assets and stockholders’ equity for 2008 reflect impairment charges of $54.3 million.
(4)
Results of operations for 2006 include an increase in revenues and cost of revenues of $2.8 million and $0.9 million, respectively, as a result from a change in accounting for revenues from distributors.

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

•	our belief that we must continuously develop our devices using more advanced processes to remain competitive on a cost and performance basis;
•	our belief that the transition of our products to smaller geometries will be important for us to remain competitive;
•	our plan to seek patent protection when necessary;
•	our belief that our current facility will be adequate through 2010;
•	our intention to retain earnings for use in our business and not to pay any cash dividend in the foreseeable future;
•	our belief that our long-term success will depend on our ability to introduce new products;
•	our belief that we may be required to carry higher levels of inventory because of the difficulty in predicting future levels of sales and profitability;
•	our expectation that selling, general and administrative and research and development expenses in absolute dollars will increase in future periods; and
•	our belief that our existing resources, together with cash expected to be generated from our operations, will be sufficient to meet our capital requirements for at least the next twelve months.
\
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

Overview

PLX was founded in 1986, and between 1994 and 2002 we focused on development of I/O interface semiconductors and related software and development tools that are used in systems incorporating the PCI standard.  In 1994 and 1995, a significant portion of our revenues were derived from the sale of semiconductor devices that perform similar functions as our current products, except they were based on a variety of industry standards.  Our revenues between 1996 and 2007 were derived predominantly from the sale of semiconductor devices based on the PCI standard to a large number of customers in a variety of applications including servers, networking and telecommunications, enterprise storage, imaging, industrial and other embedded applications as well as in related adapter cards.  In 2002, we shifted the majority of our development efforts to PCI Express.  In September 2004, we began shipping products based on the PCI Express standard for next-generation systems.  Between 2004 and 2007, an industry-wide adoption of the PCI Express standard took place. PCI Express went from being one of many new protocols in the market to becoming the interconnect of choice and a basic building block of systems. Being a market leader in PCI Express, our line of PCI Express switches and bridges followed suit and also gained a lot of traction in the market. PCI Express was so well accepted that a follow-on was called for. In December of 2006, PCI Express Rev 2.0 (commonly referred to as “PCIe Gen 2”) was released. The Gen 2 protocol doubled the bandwidth supported by PCI Express Gen 1 (from 2.5 Gigabits per second to 5.0 Gigabits per second) and incorporated a number of other protocol enhancements. In September 2007, we announced the addition of the Gen 2 switches to our PCI Express product family and began shipping in January 2008. We are in development of Gen 3 PCI Express supporting 8.0 Gigabits per second.

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

On December 15, 2008 we signed a definitive agreement to acquire all of the outstanding shares of capital stock of Oxford, a privately held fabless provider of industry-leading silicon and software for the consumer and small office/home office (SOHO) storage markets.  The acquisition closed on January 2, 2009.  Additional information about the acquisition is set forth in Note 7 to the consolidated financial statements.

Results of Operations

Comparison of Years Ended December 31, 2009, 2008 and 2007

Net Revenues. Net revenues consist of product revenues generated principally by sales of our semiconductor devices.

The following table shows the revenue by product type (in thousands) and as a percentage of net revenues:

	Years Ended December 31,
	2009	2008	2007
PCI Express products	$31,819	$38,052	$28,449
As a percentage of revenues	38.4%	46.9%	34.8%
Storage products	$19,007	$-	$-
As a percentage of revenues	23.0%	-	-
Connectivity products	$32,006	$43,016	$53,285
As a percentage of revenues	38.6%	53.1%	65.2%

Net revenues for the year ended December 31, 2009 were $82.8 million, an increase of $1.8 million or 2.2% from $81.1 million in 2008. The increase in 2009 net revenues was due to revenues generated from the Storage and Connectivity products acquired as part of the Oxford acquisition, largely offset by lower sales of our PCI Express and Connectivity product as a result of a decline in enterprise and consumer spending, which resulted from the weakened global economy and economic uncertainty.

Net revenues for the year ended December 31, 2008 were $81.1 million, a decrease of $0.6 million or 0.8% from $81.7 million in 2007. The decrease in 2008 net revenues was due primarily to decreased sales of our Connectivity products due to customer migration to PCI Express, end of life of customers’ products and general demand fluctuations, partially offset by increased sales of our PCI Express products as a result of an increase of customers in volume production.

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Years Ended December 31,
	2009	2008	2007

Excelpoint Systems Pte Ltd	25%	29%	18%
Promate Electronics Co., Ltd	15%	-	* %
Answer Technology, Inc.	12%	13%	10%
Avnet, Inc.	12%	12%	* %
Metatech	-	-	17%

*       Less than 10%

We continue to generate significant revenues from Asia. For the twelve months ended December 31, 2009, 2008 and 2007, approximately 72%, 56% and 60%, respectively, of net revenues were generated from Asia.

In the fourth quarter of 2008, we experienced a broad decrease in order rates across most product lines, markets and end customers. We have seen improved market conditions in the second half of 2009 and in the first two months of 2010. Future demand for our products is uncertain and is highly dependent on general macroeconomic conditions and the demand for products that contain our chips. Customer demand for semiconductors can change quickly and unexpectedly.  Our revenue levels have been highly dependent on the amount of new orders that are received for products to be delivered to the customer within the same quarter, also called “turns fill” orders.  Because of the long cycle time to build our products and our lack of visibility into demand when turns fill orders are high, it is difficult to predict which products to build to match future demand.  We believe the current high turns fill requirements will continue indefinitely.  The high turns fill orders pattern, together with the uncertainty of product mix and pricing, makes it difficult to predict future levels of sales and profitability and may require us to carry higher levels of inventory.

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

	Years Ended December 31,
	2009	2008	2007
	in thousands
Gross profit	$46,932	$48,282	$49,525
Gross margin	56.7%	59.6%	60.6%

Gross profit for the year ended December 31, 2009 decreased by 2.8%, or $1.4 million compared to 2008. The decrease in absolute dollars and as a percentage was primarily due to the lower margins of the Storage products acquired in the Oxford acquisition as well as overall product mix.

Gross profit for the year ended December 31, 2008 decreased by 2.5%, or $1.2 million compared to 2007. The decrease in absolute dollars and as a percentage was primarily due to decreased Connectivity product shipments and increased product shipments and customer mix of our PCI Express products, which have lower margins relative to our Connectivity products.

Future gross margin is highly dependent on the product and customer mix, provisions and sales of excess or obsolete inventory, the position of our products in their respective life cycles and specific manufacturing costs. Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development Expenses. Research and development (R&D) expenses consist primarily of tape-out costs at our independent foundries, salaries and related costs, including share-based compensation, software licenses, and expenses for outside engineering consultants included in R&D expenses.

	Years Ended December 31,
	2009	2008	2007
	in thousands
R&D expenses	$31,387	$27,091	$24,373
As a percentage of revenues	37.9%	33.4%	29.8%

R&D expenses increased by $4.3 million, or 15.9% in the year ended December 31, 2009 compared to 2008. The increase in R&D in absolute dollars and as a percentage of revenue was primarily due to increases in R&D spending on compensation and benefit expenses of $2.2 million, engineering tools of $1.8 million and office lease expenses of $0.6 million associated with the acquisition of Oxford, partially offset by decreases in consulting expenses of $0.8 million due to the timing of projects taped-out and cost control efforts.

R&D expenses increased by $2.7 million, or 11.2% in the year ended December 31, 2008 compared to 2007. The increase in R&D in absolute dollars and as a percentage of revenue was primarily due to increases in R&D spending on engineering tools of $1.5 million and consulting fees of $1.2 million associated with new product designs.

We believe continued spending on research and development to develop new products is critical to our success.  In addition, we expect to increase research and development expenses in future periods as we increase new product designs in lower geometries.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses consist primarily of salaries and related costs, including share-based compensation, sales commissions to manufacturers’ representatives and professional fees, as well as trade show and other promotional expenses.

	Years Ended December 31,
	2009	2008	2007
	in thousands
SG&A expenses	$24,719	$23,368	$24,516
As a percentage of revenues	29.8%	28.8%	30.0%

SG&A expenses increased by $1.4 million or 5.8% in the year ended December 31, 2009 compared to 2008. The increase in SG&A in absolute dollars and as a percentage of revenue was primarily due to increases in compensation and benefit expenses of $0.7 million as a result of the redundancies associated with the acquisition of Oxford in the first quarter of 2009, accounting and consulting fees of $0.4 million as a result of the integration of Oxford and software licenses of $0.3 million.

SG&A expenses decreased by $1.1 million or 4.7% in the year ended December 31, 2008 compared to 2007. The decrease in SG&A in absolute dollars and as a percentage of revenue was primarily due to decreases in share-based compensation expenses of $0.8 million and commission expenses to manufacturer’s representatives of $0.4 million due to lower commission rates.

Acquisition and Restructuring Related Costs.

	Years Ended December 31,
	2009	2008	2007
	in thousands
Deal costs	$439	$756	$-
Severance costs	2,112	-	-
Asset impairment	38	-	-
Lease commitment accrual	311	-	-
	$2,900	$756	$-

In 2009 and 2008 we recorded $2.9 million and $0.8 million, respectively, in acquisition related costs associated with the January 2, 2009 acquisition of Oxford. Deal costs related primarily to outside legal and accounting costs. Severance costs were the result of layoffs due to the redundancy issue that arose as a result of the acquisition and the downsizing of our Singapore R&D facility. In addition, we assumed a building lease in Milpitas, California which was vacated upon the acquisition.  As a result, we took a lease commitment charge on the operating lease in the first quarter of 2009. See Note 8 of the consolidated financial statements for additional information.

Amortization of Purchased Intangible Assets. Amortization of acquired intangible assets consists of amortization expense related to developed core technology, tradename and customer base acquired in the Oxford acquisition in January 2009 and the developed core technology acquired in the HiNT Corporation acquisition in May 2003 and NetChip Technology, Inc. acquisition in May 2004.

	Years Ended December 31,
	2009	2008	2007
	in thousands
Amortization of purchased intangible assets	$3,416	$742	$1,279
As a percentage of revenues	4.1%	0.9%	1.6%

Amortization of acquired intangible increased by $2.7 million or 360.4% in the year ended December 31, 2009 compared to 2008. The 2008 amortization expense related to intangibles acquired in our prior acquisitions of HiNT and NetChip. In December 2008 we determined that these assets were impaired and the remaining carrying value of $0.8 million was written off. The amortization expense in 2009 relates to the developed core technology, tradename and customer base acquired through the acquisition of Oxford. See Note 7 to our consolidated financial statements for additional information.

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

Impairment of Goodwill, Other Intangible Assets and Long-Lived Assets. During the fourth quarter of 2008, we assessed goodwill and long lived assets for impairment as we observed that there were indicators of impairment. The notable indicators were a sustained decline in our market capitalization below book value, depressed market conditions, deteriorating industry trends and a significant downward revision of our forecasts. These market conditions continuously change and it is difficult to project how long an economic downturn may last. Our goodwill and intangible assets were primarily established in purchase accounting at the completion of the Sebring, HiNT Corporation and NetChip Technology, Inc acquisitions in 2000, 2003 and 2004, respectively.

The projected discounted cash flows for our single reporting unit were based on discrete five-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. The terminal value represents the value of our single reporting unit at the end of the discrete forecast period.  These forecasts represent the best estimate that our management had at the time and were believed to be reasonable. The annual sales growth rates ranged from 5% to 7% during the discrete forecast period and the future cash flows and terminal value were discounted to present value using a discount rate of 22%. The terminal value was based on the application of an 8.0x multiple to forecasted 2013 earnings before interest, taxes, depreciation and amortization expense (EBITDA).  The discount rate was based on an analysis of the weighted average cost of capital of our single reporting unit.  The EBITDA multiple used in the terminal value calculation was based upon EBITDA multiples paid in comparative merger and acquisition transactions and a review of trading multiples for similar public companies and considered the growth prospects and profitability for our single reporting unit at the end of the discrete forecast period.

Prior to our goodwill impairment testing, we also assessed the fair value of our long-lived assets, including our corporate headquarters building and amortizable intangible assets.  For the corporate headquarters building, we used the sales comparison approach and the income capitalization approach, each equally weighted, to arrive at a fair value estimate. We determined that the carrying value of the property was not recoverable and exceeded its fair value, and we recorded an impairment charge of $18.8 million.  For the amortizable intangible assets, which included acquired technology, we estimated a negligible fair value using a relief from royalty method and recorded an impairment charge of $0.8 million related to all of the remaining net book value of this acquired technology.

As part of the goodwill impairment test for the fourth quarter of 2008, we determined that step two of the impairment analysis was required because the estimated carrying value of our net assets, subsequent to the impairment of long-lived assets noted above, exceeded its estimated fair value. The second step of the goodwill impairment test compared the implied fair value of the goodwill with the carrying amount of that goodwill. When the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The determination of the amount of the impairment required that the fair values of our assets and liabilities be determined as if the Company had been acquired in a hypothetical business combination with a purchase price equal to the fair value of the reporting unit as of December 31, 2008.  As a result of this analysis, we recorded an impairment charge of $34.7 million related to all of the recorded goodwill.

In the fourth quarter of 2009, we tested the goodwill acquired in the Oxford acquisition in January 2009 and determined there was no impairment.

Interest Income, Interest Expense and Other, Net.

	Years Ended December 31,
	2009	2008	2007
	in thousands
Interest Income	$622	$1,521	$2,385
Interest Expense	(450)	-	-
Other Income	164	22	9
	$336	$1,543	$2,394

Interest income reflects interest earned on average cash, cash equivalents and short-term and long-term investment balances. Interest income decreased by $0.9 million or 59.1% in the year ended December 31, 2009 compared to 2008. The decrease was due to lower cash and investment balances and decreased interest rates.

Interest income decreased to $1.5 million in 2008 from $2.4 million for 2007.  The decrease was due to lower cash and investment balances as a result of the stock repurchases and decreased interest rates.

Interest expense for the year ended December 31, 2009 of $0.5 million primarily consisted of interest recorded on the $14.2 million note associated with the acquisition of Oxford. This note was converted to 3.4 million shares of common stock of PLX on May 22, 2009. In addition, there was interest recorded on our capital lease obligations. We did not record interest expense for the same period in 2008 or 2007.

Other income includes foreign currency transaction gains and losses and other miscellaneous transactions. Other income for the year ended December 31, 2009 included a $0.1 million loss due to the liquidation of our subsidiary in the United Kingdom as a result of the acquisition of Oxford and its subsidiary in the United Kingdom.  Other income may fluctuate significantly.

Loss on Fair Value Remeasurement of Contingently Convertible Note Payable. As a part of the consideration for the Oxford acquisition, we recorded a liability for the contingent consideration due which was recorded at fair value as of the acquisition date. We are required to remeasure the liability to fair value until the contingency is resolved and record the change in fair value in earnings.  The fair value of the note payable was based on 3.4 million shares with a stock price of $1.82, or $6.2 million. As of March 31, 2009, the closing stock price was $2.17, or $7.4 million. The loss on the fair value of the note remeasurement is the increase in fair value of the liability of $1.2 million, which was recorded in the first quarter of 2009. As of May 22, 2009, the date of conversion of the note into shares of common stock of PLX, the closing stock price was $2.95, or $10.0 million. The loss on the fair value of the note of $2.7 million was recorded in the second quarter of 2009. See Note 7 of the consolidated financial statements for additional information on the contingent consideration arrangement.

Provision for Income Taxes. Income tax benefit for the period ended December 31, 2009 was $0.2 million on a pretax loss of $19.0 million, compared to a provision of $0.1 million on a pretax loss of $56.4 million and a provision of $0.6 million on a pretax profit of $1.8 million for the periods ended December 31, 2008 and 2007, respectively. Our 2009 benefit differs from the benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to the recording of a valuation allowance for the deferred tax asset partially offset by a benefit of research and development tax credits. Our 2008 provision differs from the benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations due to non deductible goodwill impairment and the recording of a valuation allowance for the deferred tax asset partially offset by a benefit of research and development tax credits. Our 2007 income tax expenses differs from the expense derived by applying the applicable U.S. federal statutory rate to the income from operations primarily due to the recording of a valuation allowance for the deferred tax asset partially offset by a $0.1 million tax benefit from the release of tax reserves following the expiration of certain state statute of limitations and the benefit of research and development tax credits. See Note 12 of the consolidated financial statements for reconciliation of statutory tax rates.

Liquidity and Capital Resources

In summary, our cash flows were (in thousands):

	Years Ended December 31,
	2009	2008	2007
Net cash provided by (used in) operating activities	$(8,410)	$7,625	$5,777
Net cash provided by (used in) investing activities	14,446	(14,246)	(20,665)
Net cash used in financing activities	(1,566)	(5,646)	(1,301)
Effect of exchange rate fluctuations on cash and cash equivalents	(36)	(43)	(42)

We invest cash not needed for current operations predominantly in debt instruments that are highly liquid, of high-quality investment grade and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of December 31, 2009 cash, cash equivalents, short and long-term marketable securities were $40.0 million, a decrease of $7.1 million from $47.1 million at December 31, 2008, and a decrease of $6.6 million from $46.6 million at December 31, 2007.

Cash provided by (used in) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, impairments, fair value remeasurements, provisions for excess and obsolete inventories, changes in pre-acquisition deferred tax balances, other non-cash items and the effect of changes in working capital and other activities. Cash used in operating activities in 2009 of $8.4 million consisted primarily of a net loss of $18.8 million adjusted for non-cash items of $13.4 million and an increase in accounts receivable of $1.9 million due to higher sales in the fourth quarter of 2009 compared to the same period of 2008 and a decrease in accrued compensation of $1.8 million, partially offset by a decrease in other current assets of $2.3 million due to the amortization and decreased purchases of software and IP licenses. Cash provided by operating activities in 2008 of $7.6 million consisted primarily of a net loss of $56.5 million adjusted for non-cash items of $60.9 million and a decrease in accounts receivable of $4.8 million due to lower sales in the fourth quarter of 2008 compared to the same period of 2007, partially offset by increases in other current assets and other assets of $1.2 million due to an increase in software and IP licenses and inventory of $0.5 million. Cash provided by operating activities in 2007 of $5.8 million consisted primarily of net income of $1.2 million adjusted for non-cash items of $8.7 million and an increase in accounts payable of $1.5 million due to timing of vendor payments, partially offset by increases in other assets of $3.2 million due to an increase in software and IP licenses and $2.0 million in accounts receivable due to timing of customer payments and higher sales in the fourth quarter of 2007 compared to  the fourth quarter of 2006.

Cash provided by investing activities in 2009 of $14.4 million was primarily due to sales and maturities of investments (net of purchases of investments) of $11.2 million and cash acquired through the acquisition of Oxford of $4.4 million, partially offset by capital expenditures of $1.2 million primarily to provide infrastructure for new product designs. Cash used in investing activities in 2008 of $14.2 million was primarily due to purchases of marketable securities (net of sales and maturities of investments) of $12.4 million and capital expenditures of $1.8 million. Cash used in investing activities in 2007 of $20.7 million was primarily due to purchases of marketable securities (net of sales and maturities of investments) of $17.6 million and capital expenditures of $3.1 million. Capital expenditures have been generally comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures.

 Cash used in financing activities in 2009 of $1.6 million was due to the payments made to employees associated with the tender offer of $0.9 million and on capital lease obligations of $0.7 million.  Cash used in financing activities in 2008 of $5.6 million was due to common stock repurchases of $6.5 million partially offset by proceeds from the exercise of stock options of $0.9 million. Cash provided by financing activities in 2007 of $1.3 million were due to proceeds from the exercise of stock options.

The negative effect of exchange rates on cash and cash equivalents during 2009, 2008 and 2007 was due to the weakening of the U.S. dollar against other foreign currencies.

As of December 31, 2009, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
		Less than	1-3	More than
	Total	1 Year	Years	3 Years
Operating leases - facilities and equipment	$2,681	$573	$1,432	$676
Capital leases - IP	2,175	825	1,350	-
Software licenses	4,193	2,238	1,955	-
Inventory purchase commitments	7,687	7,687	-	-
Total cash obligations	$16,736	$11,323	$4,737	$676

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

See Note 13 to our consolidated financial statements for additional information on our contractual obligations and commercial commitments.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission (“SEC”) has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Note 1 to the consolidated financial statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

We offer pricing protection to two distributors whereby we support the distributor’s resale product margin on certain products held in the distributor’s inventory. We analyze current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program. We also offer stock rotation rights to three distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. We analyze current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required for this program. In addition, we have arrangements with a small number of customers offering a rebate program on various products. We record rebates as a reduction of revenue when the rebate is in the form of cash consideration or a reduction to accounts receivable. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

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

Allowance for Doubtful Accounts. We evaluate the collectability of our accounts receivable based on length of time the receivables are past due. Generally, our customers have between thirty days to forty five days to remit payment of invoices. We record reserves for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected.  Once we have exhausted collection efforts, we will reduce the related accounts receivable against the allowance established for that receivable.  We have certain customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers’ creditworthiness or other matters affecting the collectability of amounts due from such customers could have a material affect on our results of operations in the period in which such changes or events occur.  Historically, our write-offs have been insignificant. However, due to the current economic conditions, our customers may encounter liquidity issues leading to additional bad debt expense.

 Goodwill. Our methodology for allocating the purchase price related to business acquisitions is determined through established valuation techniques.  Goodwill is measured as the excess of the cost of the acquisition over the amounts assigned to identifiable tangible and intangible assets acquired less assumed liabilities. We have one operating segment and business reporting unit, the sales of semiconductor devices, and we perform goodwill impairment tests annually during the fourth quarter and between annual tests in certain circumstances. In 2008, we determined that our carrying value exceeded fair value, indicating that goodwill was potentially impaired. As a result, we initiated the second step of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the Company to all of our assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. We determined that there was no implied fair value of goodwill and recorded an impairment charge of $34.7 million in 2008. In the fourth quarter of 2009, we tested the goodwill acquired in the acquisition of Oxford in 2009 and determined there was no impairment.

Long-lived Assets. We review long-lived assets, principally property and equipment and identifiable intangibles, for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows generated by the asset.  If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Also see Note 6 to the consolidated financial statements. During 2008, as a result of the goodwill impairment testing, we had to evaluate our other long-lived assets for impairment. We purchased our headquarters building in 2000. It is ideal for our operations and have no plans to relocate or sell the building. However, due to the decline in the value of commercial property, the building was appraised for $18.8 million less than its carrying value, which was recorded as an impairment charge in 2008.

Taxes. We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2009, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance (see Note 12 to the consolidated financial statements). The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset.  As of December 31, 2009, a valuation allowance continues to be recorded for the deferred tax assets based on management’s assessment that realization of deferred tax assets is uncertain due to the history of losses, the variability of operating results and the inability to conclude that it is more likely than not that sufficient taxable income would be generated in future periods to realize those deferred tax assets. Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may significantly increase income in the period such determination is made.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) revised the accounting guidance related to business combinations. This guidance establishes principles and requirements intending to improve the relevance, representational faithfulness and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This guidance became effective for fiscal years beginning after December 15, 2008.  The adoption this guidance on January 1, 2009 changed our accounting treatment for business combinations. Among other things, acquisition related costs are required to be expensed as incurred. On January 2, 2009 we completed the acquisition of Oxford and as a result, we expensed acquisition related costs of $0.8 million and $0.4 million in 2008 and 2009, respectively.

In April 2008, the FASB issued new accounting guidance related to the determination of the useful life of intangible assets. This guidance amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  This guidance must be applied prospectively to intangible assets acquired after January 1, 2009.  The adoption of this guidance did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued three related sets of accounting guidance intended to enhance disclosures regarding fair value measurements and impairments of securities. This guidance sets forth rules related to determining the fair value of financial assets and financial liabilities when the activity levels have significantly decreased in relation to the normal market, guidance related to the determination of other-than-temporary impairments to include intent and ability of the holder as an indicator in the determination of whether an other-than-temporary exists and interim disclosure requirements for the fair value of financial instruments. These sets of accounting guidance became effective June 15, 2009. The adoption of this guidance did not have a material impact on our on our financial position or results of operations.

In June 2009, the FASB issued the FASB Accounting Standards Codification (ASC). The ASC has become the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the ASC did not have a material impact on our on our financial position or results of operations.

In January 2010, the FASB issued new guidance related to fair value disclosures. This amended guidance require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents short-term investments and long-term investments of approximately $32.3 million at December 31, 2009. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $1,000 decrease (less than 1%) in the fair value of the Company's available-for-sale securities.  At December 31, 2009 and 2008, we had an unrealized gain on our investments of approximately $28,000 and $0.3 million, respectively.

Foreign Currency Exchange Risk

All of our revenue and a majority of our expense and capital purchasing activities are transacted in U.S. dollars. However, we have significant operating activities incurred in or exposed to other currencies, primarily the British Pound. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could have a material impact on our results of operations. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that a weighted average adverse change of 20% in currency exchange rates could be experienced in the near term. Such an adverse change would have resulted in an adverse impact on income before taxes of $2.2 million as of December 31, 2009.

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

Based on their evaluation as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal year that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm, BDO Seidman, LLP, which audited the financial statements in this Annual Report on Form 10-K, independently assessed the effectiveness of the company’s internal control over financial reporting. BDO Seidman, LLP has issued an attestation report, included in Part IV, Item 15(a) of this report.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2010 Annual Meeting of Stockholders.

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

                            For the following financial information included herein, see Index on page 37:

                            Report of Independent Registered Public Accounting Firm

                            Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2009.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2009.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2009.

Notes to Consolidated Finacial Statements.

          2.     Financial Statement Schedule

                          The financial statement schedules of the Company are included in Part IV of this report: As of and for each of the three years in the period ended December 31, 2009-II Valuation and Qualifying Accounts. All other schedules have been omitted because they are not applicable.

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

PLX TECHNOLOGY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PLX Technology, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of PLX Technology, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009.  In connection with our audits of the financial statements, we have also audited Schedule II – Valuation and Qualifying Accounts as of and for each of the years ended December 31, 2009, 2008 and 2007.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLX Technology, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, Schedule II – Valuation and Qualifying Accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PLX Technology, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2010, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
San Francisco, California
March 4, 2010

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PLX Technology, Inc.
Sunnyvale, California

We have audited PLX Technology, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  PLX Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, PLX Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PLX Technology, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 4, 2010, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
San Francisco, California
March 4, 2010

 PLX TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$11,299	$6,865
Short-term investments	27,060	32,677
Accounts receivable, less allowances of $2,147 and $383	9,167	5,712
Inventories	9,628	7,257
Other current assets	3,712	4,699
Total current assets	60,866	57,210
Goodwill	1,367	-
Other purchased intangible assets, net of accumulated amortization of $3,416 in 2009	5,640	-
Property and equipment, net	10,856	10,590
Long-term investments	1,656	7,585
Other assets	3,635	1,875
Total assets	$84,020	$77,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,489	$4,003
Accrued compensation and benefits	1,261	2,360
Accrued commissions	740	475
Short term capital lease obligation	776	-
Other accrued expenses	1,657	1,219
Total current liabilities	10,923	8,057
Long term capital lease obligation	1,098	-
Total liabilities	12,021	8,057

Commitments and contingencies (Notes 11 and 13)

Stockholders' equity:
Preferred stock, $0.001 par value per share:
Authorized -- 5,000,000 shares: none issued and outstanding	-	-
Common stock, $0.001 par value per share:
Authorized -- 50,000,000 shares: issued and outstanding - 37,012,223 and 28,004,262	37	28
Additional paid-in capital	153,939	132,159
Accumulated other comprehensive income (loss)	(87)	104
Accumulated deficit	(81,890)	(63,088)
Total stockholders' equity	71,999	69,203
Total liabilities and stockholders' equity	$84,020	$77,260

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Net revenues	$82,832	$81,068	$81,734
Cost of revenues	35,900	32,786	32,209
Gross profit	46,932	48,282	49,525

Operating expenses
Research and development	31,387	27,091	24,373
Selling, general and administrative	24,719	23,368	24,516
Acquisition and restructuring related costs	2,900	756	-
Amortization of purchased intangible assets	3,416	742	1,279
Impairment of assets	-	54,272	-
Total operating expenses	62,422	106,229	50,168
Operating loss	(15,490)	(57,947)	(643)
Interest income	622	1,521	2,385
Interest expense	(450)	-	-
Other income, net	164	22	9
Loss on fair value remeasurement	(3,842)	-	-
Income (loss) before provision for income taxes	(18,996)	(56,404)	1,751
Provision (benefit) for income taxes	(194)	126	577
Net income (loss)	$(18,802)	$(56,530)	$1,174

Basic net income (loss) per share	$(0.53)	$(2.00)	$0.04

Shares used to compute basic per share amounts	35,653	28,203	28,724

Diluted net income (loss) per share	$(0.53)	$(2.00)	$0.04

Shares used to compute diluted per share amounts	35,653	28,203	29,156

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 & COMPREHENSIVE INCOME (LOSS)
(in thousands, except share amounts)

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common Stock		Paid-in	Income	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at December 31, 2006	28,630,022	$29	$128,735	$(96)	$(7,732)	$120,936
Share-based compensation expense	-	-	4,441	-	-	4,441
Issuance of stock under employee option plans	211,417	-	1,301	-	-	1,301
Tax benefit related to exercise of stock options	-	-	26	-	-	26
Comprehensive income:
Change in unrealized loss on investments	-	-	-	56	-	56
Translation adjustments	-	-	-	(42)	-	(42)
Net income	-	-	-	-	1,174	1,174
Total comprehensive income						1,188
Balance at December 31, 2007	28,841,439	29	134,503	(82)	(6,558)	127,892

Share-based compensation expense	-	-	3,301	-	-	3,301
Issuance of stock under employee option plans	119,229	-	845	-	-	845
Repurchase of common stock	(956,406)	(1)	(6,490)	-	-	(6,491)
Comprehensive income (loss):
Change in unrealized loss on investments	-	-	-	229	-	229
Translation adjustments	-	-	-	(43)	-	(43)
Net loss	-	-	-	-	(56,530)	(56,530)
Total comprehensive loss						(56,344)
Balance at December 31, 2008	28,004,262	28	132,159	104	(63,088)	69,203

Share-based compensation expense	-	-	2,398	-	-	2,398
Tender offer payments	-	-	(933)	-	-	(933)
Issuance of stock:
under employee stock option plans	8,000	-	26	-	-	26
in connection with the acquisition of Oxford	8,999,961	9	20,213	-	-	20,222
Tax benefit related to exercise of stock options	-	-	76	-	-	76
Comprehensive income (loss):
Change in unrealized loss on investments	-	-	-	(263)	-	(263)
Translation adjustments	-	-	-	72	-	72
Net loss	-	-	-	-	(18,802)	(18,802)
Total comprehensive loss						(18,993)
Balance at December 31, 2009	37,012,223	$37	$153,939	$(87)	$(81,890)	$71,999

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(18,802)	$(56,530)	$1,174
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	3,289	2,240	2,029
Share-based compensation expense	2,398	3,301	4,441
Amortization of purchased intangible assets	3,416	742	1,279
Impairment of assets	-	54,272	-
Provision for inventories	521	684	763
Fair value remeasurement of note payable	3,842	-	-
Changes in pre-acquisition deferred tax balances	-	(151)	435
Other non-cash items	(95)	(176)	(217)
Changes in operating assets and liabilities:
Accounts receivable	(1,887)	4,822	(2,031)
Inventories	(180)	(519)	110
Other current assets	2,300	(911)	(3,188)
Other assets	(252)	(298)	86
Accounts payable	(662)	(444)	1,452
Accrued compensation and benefits	(1,840)	123	(180)
Accrued commissions	168	(177)	(448)
Other accrued expenses	(626)	647	72
Net cash provided by (used in) operating activities	(8,410)	7,625	5,777

Cash flows provided by (used in) investing activities:
Cash acquired in Oxford acquisition	4,392	-	-
Purchase of investments	(34,265)	(48,360)	(34,677)
Sales and maturities of investments	45,499	35,890	17,100
Purchase of property and equipment	(1,182)	(1,776)	(3,088)
Proceeds from sales of property and equipment	2	-	-
Net cash provided by (used in) investing activities	14,446	(14,246)	(20,665)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of common stock options	26	845	1,301
Repurchase of common stock	-	(6,491)	-
Tender Offer payments	(933)	-	-
Principal payments on capital lease obligations	(659)	-	-
Net cash provided by (used in) financing activities	(1,566)	(5,646)	1,301
Effect of exchange rate fluctuations on cash and cash equivalents	(36)	(43)	(42)
Increase (decrease) in cash and cash equivalents	4,434	(12,310)	(13,629)
Cash and cash equivalents at beginning of year	6,865	19,175	32,804
Cash and cash equivalents at end of year	$11,299	$6,865	$19,175

Supplemental disclosure of cash flow information:
Cash from income tax refunds	$1,111	$4	$41
Cash paid for income taxes	$59	$199	$165
Cash paid for interest	$418	$-	$-
Common stock issued in connection with acquisition	$10,192	$-	$-
Common stock issued in connection with acquisition after conversion of the note into shares	$10,030	$-	$-

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries in China, Japan, Korea, Singapore, Taiwan and the United Kingdom. All intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments

At December 31, 2009, the Company’s securities consisted of debt securities.  Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2009 and 2008, all debt securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices or prices quoted in markets that are not active, with unrealized gains and losses reported in a separate component of stockholders' equity. The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity both of which are included in interest income. Realized gains and losses are recorded on the specific identification method.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical write-off experience and customer economic data.  The Company reviews its allowance for doubtful accounts monthly.  Past due balances over 90 days are reviewed individually for collectability.  Account balances are charged off against the allowance when the Company believes that it is probable the receivable will not be recovered.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	December 31,
	2009	2008
Work-in-process	$2,242	$2,506
Finished goods	7,386	4,751
Total	$9,628	$7,257

The Company evaluates the need for potential provision for inventory by considering a combination of factors, including the life of the product, sales history, obsolescence and sales forecasts.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the value of net assets of businesses acquired and is carried at cost unless write-downs for impairment are required. The Company evaluates the carrying value of goodwill on an annual basis during the fourth quarter and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable. Such indicators would include a significant reduction in the Company's market capitalization, a decrease in operating results or a deterioration in the Company's financial position. The Company operates under a single reporting unit, and accordingly, all of its goodwill is associated with the entire company.

The purchased intangible assets including customer base and developed/core technology were being amortized over the assets’ useful lives, which ranged from three to five years, utilizing the straight-line or accelerated methods which approximates the estimated future cash flows from the intangible. Also, see Notes 6 and 7 to the consolidated financial statements. The Company evaluates other intangible assets for impairment whenever events and circumstances indicate that such assets might be impaired.

Changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	December 31,
	2009	2008
Goodwill	$34,692	$34,541
Accumulated impairment losses	(34,692)	-
Net goodwill at beginning of period	-	34,541

Changes in pre-acquisition deferred tax balances	-	151
Impairment charge	-	(34,692)
Goodwill acquired in the acquisition of Oxford	1,367	-
Net goodwill at end of period	$1,367	$-

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

In the fourth quarter of 2009, the Company tested the goodwill acquired in the acquisition of Oxford in 2009 and determined there was no impairment.

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

During 2008, as a result of the goodwill impairment testing, the Company had to evaluate its other long-lived assets for impairment. The Company purchased its headquarters building in 2000. It is ideal for its operations and has no plans to relocate or sell the building. However, due to the decline in the value of commercial property, the building was appraised for $18.8 million less than its carrying value, which was recorded as an impairment charge.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of thirty nine years for buildings, three to eight years for building improvements and three to seven years for equipment, furniture and purchased software.

Property and equipment are as follows (in thousands):

	December 31,
	2009	2008
Land	$3,150	$3,150
Building and improvements	4,078	3,950
Equipment and furniture	10,846	9,012
Purchased software	3,317	2,861
	21,391	18,973
Accumulated depreciation	(10,535)	(8,383)
Net property and equipment	$10,856	$10,590

Depreciation and amortization expense pertaining to property and equipment was approximately $2.2 million, $2.2 million and $2.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. During 2009, the Company reduced the cost and accumulated depreciation of property and equipment for $5.0 million of fully depreciated assets no longer in use.  It was determined that these assets were also fully depreciated and no longer being used as of December 31, 2008.  Accordingly, the prior year presentation of property and equipment above has been reclassified to conform with the current period presentation.  This reclassification had no impact on net property and equipment.

Foreign Currency Translation

The functional currency of the Company’s international subsidiaries, PLX China, PLX Japan, PLX Korea and PLX Taiwan, is the local currency of the resident countries.  Assets and liabilities of the Company’s foreign subsidiaries are translated into the Company’s reporting currency at month-end exchange rates.  Revenues and expenses of the Company’s foreign subsidiaries are translated into the Company’s reporting currency at weighted-average exchange rates. The effects of the translation are included in a separate component of the Consolidated Statements of Stockholder’s equity and Comprehensive Income (Loss).

Foreign Currency Transaction

The functional currency of the Company’s international subsidiaries, Oxford UK, Oxford Taiwan and Oxford Singapore, is the United States dollar. Assets and liabilities maintained in currencies other than the United States dollar are remeasured using the foreign exchange rate at the balance sheet dates. Operational accounts are remeasured and recorded at the rate in effect at the date of the transactions. The effects of the remeasurement are included within other income, net in the Consolidated Statements of Operations.

Income Taxes

Income taxes are accounted for using the asset and liability method.  Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of differences between the carrying amounts and the tax bases of assets and liabilities.  A valuation allowance is provided when it is more likely than not that all or some portion of deferred tax assets will not be realized.

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

The Company offers pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. The Company analyzes current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program. The Company also offers stock rotation rights to three distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. The Company analyzes current stock rotation requests and past experience to determine the ending sales reserve required for this program. In addition, the Company has arrangements with a small number of customers offering a rebate program on various products. The Company records rebates as a reduction of revenue when the rebate is in the form of cash consideration or a reduction to accounts receivable. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect various accounts, including but not limited to goodwill, long-lived assets, income taxes, inventories, revenue recognition, allowance for doubtful accounts, share-based compensation and warranty reserves as reported in the financial statements and accompanying notes.  Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), reflected in the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), consisted of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Unrealized gain on investments, net	$28	$291	$62
Cumulative translation adjustments	(115)	(187)	(144)
Accumulated other comprehensive income (loss)	$(87)	$104	$(82)

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) revised the accounting guidance related to business combinations. This guidance establishes principles and requirements intending to improve the relevance, representational faithfulness and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This guidance became effective for fiscal years beginning after December 15, 2008.  The adoption this guidance on January 1, 2009 changed the Company’s accounting treatment for business combinations. Among other things, acquisition related costs are required to be expensed as incurred. On January 2, 2009 the Company completed the acquisition of Oxford and as a result, it expensed acquisition related costs of $0.8 million and $0.4 million in the fourth quarter of 2008 and in 2009, respectively.

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

In June 2009, the FASB issued the FASB Accounting Standards Codification (ASC). The ASC has become the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the ASC did not have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB amended the guidance related to fair value disclosures. This amended guidance require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, this guidance requires presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

2. Share-Based Compensation

Stock Option Plans

In May 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan (“2008 Plan”).  Under the 2008 Plan, there is authorized for issuance and available for awards an aggregate of 1,200,000 shares of the Company’s common stock, plus the number of shares of the Company’s common stock available for issuance under the Company’s prior incentive plan, its 1999 Stock Incentive Plan, that are not subject to outstanding awards as of May 27, 2008.  In addition, the share reserve under the 2008 Plan will be increased by the number of shares issuable pursuant to awards outstanding under the prior plan that would have otherwise reverted to the prior plan because it expires, are canceled or otherwise terminated without being exercised. Awards under the 2008 Plan may include stock options, restricted stock, stock appreciation rights, performance awards, restricted stock units and other awards, provided that with respect to full value awards, such as restricted stock or restricted stock units, no more than 300,000 shares may be issued in the form of full value awards during the term of the 2008 Plan.  Awards under the 2008 Plan may be made to the Company’s officers and other employees, its board members and consultants that it hires and have a term of seven years.  The 2008 Plan has a term of ten years.

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

	Years Ended December 31,
	2009	2008	2007
Volatility	0.62	0.54	0.59
Expected term of options (in years)	4.51	4.47	4.35
Risk-free interest rate	2.34%	2.55%	4.31%

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

As share-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years 2009, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rate of 29%, 26% and 27% for the years ended December 31, 2009, 2008 and 2007, respectively, was based on historical experience.

The following table shows total share-based compensation and employee stock ownership plan expenses recorded for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007
Cost of revenues	$91	$59	$54
Research and development	862	1,317	1,712
Selling, general and administrative	1,767	1,925	2,675
Total share-based compensation expense	$2,720	$3,301	$4,441

The 2009 share-based compensation expense included $1.6 million of share-based compensation expense related to the unamortized expense of options accelerated in connection with the Company’s tender offer.  For more information on the tender offer, refer to the ‘Tender Offer’ section in this Note 2.

A summary of option activity under the Company’s stock equity plans during the years ended December 31, 2009, 2008 and 2007 are as follows:

				Weighted Average
				Remaining	Aggregate
	Options Available	Number of	Weighted Average	Contractual Term	Intrinsic
Options	for Grant	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2006	1,640,010	3,713,477	$11.47
Authorized	-	-	-
Granted	(790,650)	790,650	10.30
Exercised	-	(211,417)	6.16
Cancelled	293,237	(293,237)	13.44

Outstanding at December 31, 2007	1,142,597	3,999,473	11.38	4.79	$2,663,803
Authorized	1,200,000	-	-
Granted	(1,531,500)	1,531,500	5.12
Exercised	-	(119,229)	7.09
Cancelled	651,901	(651,901)	8.96
Plan Termination (1)	(150,753)	-	-
Adjustment	(60)	-	-

Outstanding at December 31, 2008	1,312,185	4,759,843	9.80	4.20	$1,262
Granted	(1,265,400)	1,265,400	2.43
Exercised	-	(8,000)	3.22
Cancelled	3,191,447	(3,191,447)	11.62
Retired (2)	(2,133,278)
Plan Termination (3)	(234,144)	-	-

Outstanding at December 31, 2009	870,810	2,825,796	4.36	5.14	$1,794,310

Exercisable at December 31, 2009		1,077,042	$6.98	3.63	$198,345

(1)	Represents options cancelled and no longer issuable under the 1998 Stock Incentive Plan and the NetChip Technology, Inc. 1996 Flexible Stock Incentive Plan.
(2)	Represents options that were tendered and retired pursuant to the Company’s 2009 tender offer program.
(3)	Represents options cancelled and no longer issuable under the 1998 Stock Incentive Plan and the Sebring Systems, Inc. 1997 Stock Option/Issuance Plan.

The Black-Scholes weighted average fair values of options granted during the years ended December 31, 2009, 2008 and 2007 were $1.20, $2.27 and $5.34, respectively.

The following table summarizes ranges of outstanding and exercisable options as of December 31, 2009:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining	Weighted		Weighted
Range of		Contractual Term	Average		Average
Exercise Price	Number	(in years)	Exercise Price	Number	Exercise Price
$1.25-$2.00	878,039	6.10	$1.91	4,539	$1.44
$2.04-$3.22	646,976	5.23	2.25	262,976	2.51
$3.27-$4.95	592,000	5.77	4.10	172,161	4.03
$5.50-$10.21	579,031	3.37	8.56	518,926	8.63
$10.46-$25.94	129,750	3.11	13.98	118,440	14.24
Total	2,825,796	5.14	$4.36	1,077,042	$6.98

The total intrinsic value of options exercised during the year ended December 31, 2009 was approximately $2,000. In 2008, the intrinsic value of options exercised was approximately $0.2 million. The fair value of options vested during the year ended December 31, 2009 was approximately $5.6 million. As of December 31, 2009, total unrecognized compensation costs related to nonvested stock options net of estimated forfeitures was $0.8 million which is expected to be recognized as expense over a weighted average period of approximately 1.39 years.

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

On May 1, 2009, upon the closing of the offer, options to purchase 2,533,278 shares of the Company’s common stock were validly tendered and not withdrawn, and the Company accepted the repurchase of these options.  Each eligible optionee who validly tendered eligible options pursuant to the offer to purchase received a cash payment in the range of $0.05 to $1.42 per optioned share for an aggregate amount of $0.9 million.  The Company recognized $1.6 million in share-based compensation expenses associated with the acceleration of unamortized compensation expenses on the previously unvested tendered options in the second quarter of 2009. The aggregate amount of the payments made in exchange for eligible options was charged to stockholders' equity to the extent that the amount did not exceed the fair value of the eligible options accepted for payment, as determined at the purchase date. The amount paid in excess of that fair value of $16,000, as determined at the purchase date, was also recorded as compensation expense.

The Company returned to its 2008 Equity Incentive Plan the first 400,000 shares underlying options purchased pursuant to the offer that were originally issued under the 2008 plan or our 1999 Stock Incentive Plan.  These options have become available for future grant. The Company retired the remaining 2,133,278 tendered options.

3.  Net Income (Loss) Per Share

The Company uses the treasury stock method to calculate the weighted-average shares used in the diluted earnings per. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2009	2008	2007

Net income (loss)	$(18,802)	$(56,530)	$1,174
Weighted average shares of common stock outstanding	35,653	28,203	28,724
Net income (loss) per share - basic	$(0.53)	$(2.00)	$0.04
Shares used in computing basic net income (loss) per share	35,653	28,203	28,724
Dilutive effect of stock options	-	-	432
Shares used in computing diluted net income (loss) per share	35,653	28,203	29,156
Net income (loss) per share - diluted	$(0.53)	$(2.00)	$0.04

As the Company incurred a loss for the years ended December 31, 2009 and 2008, the effect of dilutive securities, totaling 2.8 million and 4.8 million shares, respectively, has been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive.  Dilutive securities are comprised of options to purchase common stock.

Weighted average employee stock options to purchase approximately 2.3 million shares for the year ended December 31, 2007, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options, including unamortized share-based compensation, was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

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

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based upon quoted prices in markets that are not active and incorporate available trade, bid and other market information.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$3,611	$3,611	$-	$-
Marketable securities	28,716	-	28,716	-
Total	$32,327	$3,611	$28,716	$-

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$73	$73	$-	$-
Marketable securities	40,262	-	40,262	-
Total	$40,335	$73	$40,262	$-

Investments

As of December 31, 2009, the Company’s securities consisted of debt securities and were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices or prices quoted in markets that are not active, with unrealized gains and losses reported in a separate component of stockholders’ equity.  The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity, both of which are included in interest income.  Realized gains and losses are recorded on the specific identification method.

The fair value of available-for-sale investments is as follows (in thousands):

	December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$1,726	$-	$-	$1,726
Corporate bonds and notes	1,937	8	(3)	1,942
Municipal bonds	106	-	-	106
US treasury and government agencies securities	24,919	35	(12)	24,942
Total short and long-term available-for-sale investments	$28,688	$43	$(15)	$28,716

Contractual maturity dates for investments:
Less than one year				27,060
One to two years				1,656
				$28,716

	December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Corporate bonds and notes	$9,898	$92	$(47)	$9,943
Municipal bonds	1,509	6	-	1,515
US treasury and government agencies securities	28,564	240	-	28,804
Total short and long-term available-for-sale investments	$39,971	$338	$(47)	$40,262

Contractual maturity dates for investments:
Less than one year				32,677
One to two years				7,585
				$40,262

The Company reviews its available for sale investments for impairment at the end of each period.  Investments in debt securities, which make up the majority of the Company’s investments, are considered impaired when the fair value of the debt security is below its amortized cost. If an impairment exists and the Company determines it has intent to sell the debt security or if it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis, an other-than-temporary impairment loss is recognized in earnings to write the debt security down to its fair value. However, even if the Company does not expect to sell the debt security, it must evaluate expected cash flows to be received and determine if a credit loss exists. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recognized in other comprehensive income (loss). The Company did not record any other-than-temporary write-downs in the accompanying financial statements.

5.  Concentrations of Credit, Customer and Supplier Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments and trade receivables. The Company generally invests its excess cash in money market funds, commercial paper of corporations with high credit ratings, municipal bonds and treasury bills. The Company’s cash, cash equivalents, short and long-term investments were approximately $40.0 million as of December 31, 2009 which exceeded the amount insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Company has not experienced any significant losses on its cash equivalents or short and long-term investments.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. Customers who accounted for 10% or more of net accounts receivable are as follows:

	Years Ended December 31,
	2009	2008	2007

Excelpoint Systems Pte Ltd	25%	36%	31%
Promate Electronics Co., Ltd	14%	-	* %
Answer Technology, Inc.	18%	18%	14%
Avnet, Inc.	21%	10%	13%

*	Less than 10%

The Company analyzes the need for reserves for potential credit losses and records reserves when necessary. Through fiscal 2009, there were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Years Ended December 31,
	2009	2008	2007

Excelpoint Systems Pte Ltd	25%	29%	18%
Promate Electronics Co., Ltd	15%	-	* %
Answer Technology, Inc.	12%	13%	10%
Avnet, Inc.	12%	12%	* %
Metatech	-	-	17%

*	Less than 10%

Currently, the Company relies on single source suppliers for the significant majority of its product inventory. As a result, should the Company's current suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results may be adversely impacted.

6.  Asset Impairment Charges

During the fourth quarter of 2008, the Company assessed goodwill and long lived assets for impairment as it observed that there were indicators of impairment. The notable indicators were a sustained decline in the Company’s market capitalization below book value, depressed market conditions, deteriorating industry trends and a significant downward revision of its forecasts. These market conditions continuously change and it is difficult to project how long an economic downturn may last. The Company’s goodwill and intangible assets were primarily established in purchase accounting at the completion of the Sebring, HiNT Corporation and NetChip Technology, Inc acquisitions in 2000, 2003 and 2004, respectively.

The projected discounted cash flows for the Company’s single reporting unit were based on discrete five-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. The terminal value represents the value of the Company’s single reporting unit at the end of the discrete forecast period.  These forecasts represent the best estimate that management had at the time and were believed to be reasonable. The annual sales growth rates ranged from 5% to 7% during the discrete forecast period and the future cash flows and terminal value were discounted to present value using a discount rate of 22%. The terminal value was based on the application of an 8.0x multiple to forecasted 2013 earnings before interest, taxes, depreciation and amortization expense (EBITDA).  The discount rate was based on an analysis of the weighted average cost of capital of our single reporting unit.  The EBITDA multiple used in the terminal value calculation was based upon EBITDA multiples paid in comparative merger and acquisition transactions and a review of trading multiples for similar public companies and considered the growth prospects and profitability for our single reporting unit at the end of the discrete forecast period.

Prior to the Company’s goodwill impairment testing, it also assessed the fair value of its long-lived assets, including its corporate headquarters building and amortizable intangible assets.  For the corporate headquarters building, the Company used the sales comparison approach and the income capitalization approach, each equally weighted, to arrive at a fair value estimate. The Company determined that the carrying value of the property was not recoverable and exceeded its fair value, and it recorded an impairment charge of $18.8 million.  For the amortizable intangible assets, which included acquired technology, the Company estimated a negligible fair value using a relief from royalty method and recorded an impairment charge of $0.8 million related to all of the remaining net book value of this acquired technology.

As part of the goodwill impairment test for the fourth quarter of 2008, the Company determined that step two of the impairment analysis was required because the estimated carrying value of its net assets, subsequent to the impairment of long-lived assets noted above, exceeded its estimated fair value. The second step of the goodwill impairment test compared the implied fair value of the goodwill with the carrying amount of that goodwill. When the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The determination of the amount of the impairment required that the fair values of our assets and liabilities be determined as if the Company had been acquired in a hypothetical business combination with a purchase price equal to the fair value of the reporting unit as of December 31, 2008.  As a result of this analysis, the Company recorded an impairment charge of $34.7 million related to all of the recorded goodwill.

In the fourth quarter of 2009, the Company tested the goodwill acquired in the Oxford acquisition in 2009 and determined there was no impairment.

7.  Acquisition of Oxford Semiconductor, Inc.

On January 2, 2009, the Company acquired all of the outstanding shares of capital stock of Oxford Semiconductor, Inc. (Oxford), a privately held fabless provider of industry-leading silicon and software for the consumer and small office/home office (SOHO) storage markets.

Established in 1992, Oxford has been providing silicon and software solutions to interconnect digital systems, including PCIe, USB, 1394, Ethernet, Serial ATA and external Serial ATA.  Oxford’s corporate headquarters were located in Milpitas, California, with most of its employees based in Oxford’s design center in Abingdon, United Kingdom.  The consumer and SOHO external storage markets account for the majority of Oxford’s sales.  Oxford provides advanced system-on-chip solutions for both direct-attached storage (DAS) and network-attached storage (NAS) external drives.  Oxford’s customers include Seagate, Western Digital, LaCie, Hewlett Packard, and Macpower.

The Company believes that through this acquisition, it has a leadership position in two of the fastest-growing interconnect chip markets – PCI Express-based systems and consumer external storage.  Major synergies include common interconnect technologies and design flows, sales, marketing and support systems, and supply chains.  Most importantly, the Company can create innovative products that combine the considerable intellectual property and industry knowledge of Oxford and PLX.

The total consideration paid for the transaction was $16.4 million, consisting of 5.6 million shares at $1.82 per share, the closing price on January 2, 2009, the date the transaction was closed, and the fair value of the contingently convertible debt liability as of January 2, 2009, of $6.2 million.

As a part of the merger agreement, the Company acquired all of the outstanding shares of capital stock of Oxford in exchange for 5.6 million shares of common stock of PLX and a promissory note in the principal amount of $14.2 million (the “Note”) that was to be satisfied by either (i) the issuance of an additional 3.4 million shares of common stock of PLX upon approval of PLX’s stockholders, or (ii) the repayment of the principal amount of the Note if such stockholder approval was not obtained by June 30, 2009.  On May 22, 2009 at a special meeting of the shareholders, the shareholders approved the conversion of the $14.2 million note into 3.4 million shares of common stock of the Company.

Under the revised business combinations guidance, which became effective for the Company on January 1, 2009, the contingently convertible promissory note was considered contingent consideration which was recorded at fair value as of the acquisition date, and changes to the fair value of contingent consideration were reflected through the statement of operations.  The fair value of the convertible note on the acquisition date was based on that day’s closing stock price of $1.82 per share.  On March 31, 2009, the convertible note was remeasured to fair value. Based on the closing stock price of $2.17 as of March 31, 2009, the fair value of the convertible note was $7.4 million. The change in fair value of $1.2 million was recognized as a loss in the quarter ended March 31, 2009. On May 22, 2009, the date of the conversion, the closing stock price was $2.95. The fair value of the 3.4 million shares was $10.0 million.  The change in fair value of $2.7 million was recognized as a loss in the second quarter of 2009.

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
$16,380

The fair value of assets acquired includes trade receivables of $1.6 million.  The gross amount due under sales related contracts is $1.6 million, of which $0.3 million is expected to be uncollectible as a result of recognized credits due to distributors for the difference in the price they previously purchased products for from Oxford Semiconductor, Inc. and the authorized quote price based on the distributors’ sell through activity.  The gross amount under a prior IP royalty arrangement is $0.3 million and the full amount is expected to be uncollectible.

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

Oxford contributed revenues and gross profit of $25.7 million and $13.1 million, respectively, to the Company for the year ended December 31, 2009.  Oxford operations were fully integrated as of the end of the first quarter of 2009 and it is therefore not practicable to identify earnings associated with Oxford’s contribution.

Because the acquisition took place on January 2, 2009, which was in substance the beginning of the year, no pro forma data is presented for the year ended December 31, 2009 as the Company’s historical statement of operations already includes the results of Oxford for the entire period. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination occurred on January 1, 2008 (in thousands).

Pro Forma Year Ended
December 31 2008,
Revenue	$118,071
Net loss	$(67,691)

The pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Oxford to reflect the amortization that would have been recorded assuming the intangible assets had been acquired on January 1, 2008.

For the years ended December 31, 2009 and 2008, the Company incurred $0.4 million and $0.8 million, respectively, of third party acquisition related costs, primarily for outside legal and accounting costs.  These expenses were included in operating expenses under acquisition related costs in the Company’s Consolidated Statement of Operations for the year ended December 31, 2009 and 2008.

8.  Restructuring Costs

Severance

In the year ended December 31, 2009, the Company recorded approximately $2.1 million of severance and benefit related costs, included in acquisition and restructuring related costs in the Consolidated Statement of Operations, related to the termination of 61 employees as a result of the redundancy issue associated with the acquisition of Oxford and the downsizing of the Company’s R&D facility in Singapore. As of December 31, 2009 essentially all of the $2.1 million severance and benefit related costs were paid, and the small amount remaining is included in accrued compensation and benefits in the Consolidated Balance Sheet. The Company expects all severance and benefit accruals to be paid by March 31, 2010.

Lease Termination

In January 2009, associated with the acquisition of Oxford, the company assumed a building lease in Milpitas, California which was vacated upon acquisition. The Company has not been able to find a sublease for this property given the current market conditions and available space in the area. The future lease costs for the property were $0.3 million which extended through February 2010. The Company recorded the liability, included in other accrued expenses in the Consolidated Balance Sheet, for the costs to be incurred at the future cash payment amount of $0.3 million as the total cash payment is not materially different from the fair value. The lease accrual charge of $0.3 million was recorded in the Consolidated Statement of Operations in the first quarter of 2009. The accrued lease liability was paid in full in January 2010.

9.  Other Intangibles Assets

As discussed in Note 7 above, the acquisition of Oxford included the acquisition of $9.1 million of identifiable intangible assets.  All of these intangibles are subject to amortization.  There is no estimated residual value on any of the intangible assets.

The following table summarizes the gross carrying amount and accumulated amortization for each major intangible class and the weighted average amortization period, in total and by major intangible asset class, as of December 31, 2009 (in thousands).

					Estimated
	Gross Carrying	Accumulated	Net	Amortization	Useful
	Value	Amortization	Value	Method	Life
Existing and core technology
USB and Serial Connectivity	$4,600	$(2,300)	$2,300	Accelerated	3 years
Network Attached Storage Connectivity	3,800	(760)	3,040	Straight-line	5 years
Trade Name	600	(300)	300	Straight-line	2 years
Customer Relationships	56	(56)	-	Accelerated	1 year
Totals	$9,056	$(3,416)	$5,640		3.8 years

The amortization expense for the year ended December 31, 2009 was $3.4 million.  Estimated future amortization expense is as follows (in thousands):

2010	$2,593
2011	1,527
2012	760
2013	760
Total	$5,640

Amortization expense for the years ended December 31, 2008 and 2007 of $0.7 million and $1.3 million, respectively, was related to the amortization of intangibles acquired through our prior acquisitions of HiNT Corporation and NetChip Technology, Inc.  As of December 31, 2008, the Company determined that these assets were impaired and the remaining carrying value of $0.8 million was written off.

10.  Stock Repurchase

In September 2002, the Company’s Board of Directors approved a repurchase of up to 2,000,000 shares of common stock.  In July 2008, the Company’s Board of Directors authorized an additional 2,000,000 shares under the repurchase program.  At the discretion of management, the Company can repurchase the shares from time to time in the open market or in privately negotiated transactions. Approximately 774,000 shares were repurchased for approximately $1.9 million in cash in 2002 and 2003.  The Company did not repurchase any additional shares from January 1, 2004 through December 31, 2007. In 2008, the Company repurchased 956,000 shares for approximately $6.5 million. The Company did not repurchase any additional shares in 2009.

11.  Retirement Savings Plan

The Company sponsors the PLX Technology, Inc. 401(k) Plan (the “Plan”).  The Plan allows all full-time employees to contribute up to 100% of their annual compensation.  However, employee contributions are limited to a maximum annual amount established by the Internal Revenue Service. Beginning in 1996, the Company made a matching contribution calculated at 50 cents on each dollar of the first 6% of the participant’s compensation. The Company's expenses relating to the plan were approximately $0.5 million and $0.5 million for 2008 and 2007, respectively. In January 2009, the Company announced that it suspended the matching contributions as a result of the current macroeconomic conditions. The Company will reevaluate its matching contribution in the future.

As a result of the acquisition of Oxford, the Company contributed and plans to continue contributing to the U.K. national pension program. The Company expensed approximately $0.3 million in 2009 relating to this program.

In January 2009, the Company established the PLX Technology, Inc. Employee Stock Ownership Plan (the “ESOP”). The ESOP is non-contributory and provides cash contribution at a percent of eligible U.S. compensation that is determined annually by the Board of Directors. In 2009, the Company contributed 2% of eligible compensation. The expense recorded for contributions to this plan was approximately $0.3 million for 2009.

12. Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Federal:
Current	$(120)	$16	$187
Deferred	(160)	-	414
	(280)	16	601

State:
Current	21	69	(101)
Deferred	-	-	33
	21	69	(68)

Foreign:
Current	65	41	44
	65	41	44

Total	$(194)	$126	$577

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal income tax rate as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Tax expense (benefit) at the U.S. statutory rate	$(6,648)	$(19,741)	$613
State taxes (net of federal benefit)	(798)	(2,420)	47
Goodwill impairment	-	13,424	-
Release of income tax reserves	-	-	(115)
Research and development credit	(1,125)	(1,307)	(112)
True ups	228	(65)	1,137
Change in valuation allowance	6,436	10,123	(1,006)
Fair value remeasurement of note payable	1,345	-	-
Other individually immaterial items	368	112	13
	$(194)	$126	$577

During the year ended December 31, 2009, the Company’s deferred tax asset valuation allowance increased by $9.3 million. The Company’s deferred tax asset valuation allowance increased by $10.1 million in 2008 and decreased by $2.2 million in 2007.  The increase from December 31, 2008 to December 31, 2009 relates to acquired assets currently unrealizable and the current year generated net operating loss. The increase from December 31, 2007 to December 31, 2008 primarily relates to the deferred tax assets generated for the building and land impairment charges that are currently non deductible for tax purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2009	2008
Deferred tax assets:
Accrued expenses and reserves	$2,667	$1,526
Net operating loss carryforwards	11,302	2,764
Research and development credits	11,870	10,321
Depreciation	5,844	6,345
Share-based compensation	3,634	2,753
Other	131	166
Gross deferred tax assets:	35,448	23,875
Valuation Allowance	(33,192)	(23,875)
	2,256	-

Deferred tax liabilities:
Acquisition related intangibles	(2,256)	-
Total net deferred tax assets	$-	$-

At December 31, 2009, the Company had federal and state net operating loss carryforwards of $29.5 million and $17.3 million, respectively. These carryforwards will expire at various dates beginning in 2012 through 2029, if not utilized. In addition, as of December 31, 2009, the Company had federal and state tax credit carryforwards of approximately $7.4 million and $11.3 million, respectively.  The federal research and development credits will expire beginning in 2019 and the state credits will carryforward indefinitely.  Approximately $2.6 million of the federal and $1.6 million of the state net operating loss carryforward relate to excess tax deductions from stock options which have not yet been realized.  SFAS 123R prohibits recognition of a deferred income tax asset for excess tax benefits due to stock option exercises that have not yet been realized through a reduction in income tax payable.

Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.   Utilization of $26.9 million and $2.0 million of federal and state net operating loss is subject to an annual limitation under the Internal Revenue Code of 1986, as amended, and similar state provisions.  Utilization of $2.0 million of federal research and development credits and $4.8 million of state research and development credits are subject to an annual limitation under the Internal Revenue Code of 1986, as amended, and similar state provisions.  The annual limitation may result in the expiration of the federal and state research and development credits before utilization.

Due to operating losses incurred, the Company created a full valuation allowance as of December 2002 for deferred tax assets.  As of December 2009, a valuation allowance continues to be recorded for the net deferred tax asset based on management’s assessment that the realization of deferred tax assets is uncertain due to the history of losses, the variability of operating results and the inability to conclude that it is more likely than not that sufficient taxable income would be generated in future periods to realize those deferred tax assets. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance. Approximately $10.3 million of the valuation allowance relates to acquired tax benefits, which will result in an adjustment to tax expense, net of the related deferred liability on acquired intangibles when such benefits are realized.

On January 1, 2007, the Company adopted the guidance related to the accounting for uncertainty in income taxes and as a result of the implementation, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is a follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Unrecognized tax benefits balance, beginning of period	$2,208	$1,895	$1,916
Gross increase for tax positions for prior year	876	26	(225)
Gross increase for tax positions for current year	578	287	319
Reduction for lapse of California statute of limitations	-	-	(115)
Unrecognized tax benefits balance, end of period	$3,662	$2,208	$1,895

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

The Company has made no provision for U.S. income taxes on approximately $0.7 million of cumulative undistributed earnings of certain foreign subsidiaries because it is the Company’s intention to permanently reinvest such earnings.  If such earnings were distributed, the Company would accrue additional taxes of approximately $0.2 million. Pre-tax income (loss) from foreign operations was ($8.8 million), $81,000 and $86,000 in 2009, 2008 and 2007, respectively.

13.  Commitments and Contingencies

The Company uses several contract manufacturers and suppliers to provide manufacturing services for its products. As of December 31, 2009, the Company has purchase commitments for inventory with these contract manufacturers and suppliers of approximately $7.7 million. These inventory purchase commitments are placed on a sales order basis with lead times ranging from 4 to 16 weeks to meet estimated customer demand requirements.

The Company leases facilities, equipment, software tools and intellectual property (IP) under non-cancelable operating or capital leases and service agreements. Future minimum payments under facility, equipment, software tool and IP leases and agreements at December 31, 2009 are as follows (in thousands):

	Facility and
	Equipment	Software	IP	Total
2010	$573	$2,238	$825	$3,636
2011	477	1,955	1,200	3,632
2012	477	-	150	627
Total	$1,527	$4,193	$2,175	$7,895

Rental expense for all facility leases aggregated approximately $1.0 million, $0.2 million and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, the Company’s capital leases consist of IP. Amortization expense relating to capital leases was approximately $1.0 million in 2009. Included in other assets are capital lease assets of $2.4 million as of December 31, 2009 and is net of accumulated amortization of $1.0 million. There were no capital leases in 2008 and 2007.

Warranty and Indemnification Provisions

Changes in sales warranty reserve are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Balance, beginning of period	$73	$66	$98
Warranty costs incurred	(212)	(234)	(236)
Additions related to current period sales	219	241	204
Balance, end of period	$80	$73	$66

Warranty costs, which relate to product quality issues, remained consistent and insignificant during the periods presented.

The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that a PLX product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at December 31, 2009 or 2008.

14.  Segments of an Enterprise and Related Information

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Revenues:
China	$29,131	$10,650	$12,130
United States	12,971	18,856	21,251
Singapore	11,803	14,417	15,047
Taiwan	10,654	10,354	10,002
Other Asia Pacific	8,331	10,282	11,604
Europe	7,994	10,339	8,962
The Americas - excluding United States	1,948	6,170	2,738
Total	$82,832	$81,068	$81,734

Revenues by product type were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Revenues:
PCI Express products	$31,819	$38,052	$28,449
Storage products	19,007	-	-
Connectivity products	32,006	43,016	53,285
Total	$82,832	$81,068	$81,734

There were no direct end customers that accounted for more than 10% of net revenues.  Sales to the following distributors accounted for 10% or more of net revenues:

	Years Ended December 31,
	2009	2008	2007

Excelpoint Systems Pte Ltd	25%	29%	18%
Promate Electronics Co., Ltd	15%	-	* %
Answer Technology, Inc.	12%	13%	10%
Avnet, Inc.	12%	12%	* %
Metatech	-	-	17%

*	Less than 10%

15.  Quarterly Financial Data (unaudited)

 (In thousands, except per share amounts)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Net revenues	$16,457	$18,178	$21,559	$26,638
Gross profit	$8,946	$10,102	$12,139	$15,745
Net income (loss)	$(10,497)	$(9,056)	$(1,854)	$2,605
Net income (loss) per basic share (1)	$(0.31)	$(0.26)	$(0.05)	$0.07
Net income (loss) per diluted share (1)	$(0.31)	$(0.26)	$(0.05)	$0.07

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Net revenues	$22,755	$23,350	$20,790	$14,173
Gross profit	$13,843	$13,858	$12,160	$8,421
Net income (loss)	$1,062	$(75)	$798	$(58,315)
Net income (loss) per basic share (1)	$0.04	$(0.00)	$0.03	$(2.08)
Net income (loss) per diluted share (1)	$0.04	$(0.00)	$0.03	$(2.08)

(1)	The sum of per share amounts for the quarters does not necessarily equal that for the year due to rounding as the computations were made independently.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions		Deductions
	Balance at	Charged to	Charged to	Amount	Balance at
	Beginning of	Costs and	Other	Recovered	End of
Description	Period	Expenses	Accounts (1)	(Written off)	Period
Year ended December 31, 2009:
Allowance for doubtful accounts	$82	$-	$-	$-	$82
Provision for excess and obsolete inventories	$1,819	$460	$-	$(146)	$2,133
Allowance for returns and price concessions	$52	$-	$2,318	$(1,040)	$1,330
Allowance for ship and debits	$249	$-	$2,259	$(1,773)	$735
Year ended December 31, 2008:
Allowance for doubtful accounts	$82	$-	$-	$-	$82
Provision for excess and obsolete inventories	$1,279	$684	$-	$(144)	$1,819
Allowance for returns and price concessions	$149	$-	$152	$(249)	$52
Allowance for ship and debits	$285	$-	$2,192	$(2,228)	$249
Year ended December 31, 2007:
Allowance for doubtful accounts	$94	$3	$-	$(15)	$82
Provision for excess and obsolete inventories	$936	$763	$-	$(420)	$1,279
Allowance for returns and price concessions	$75	$-	$358	$(284)	$149
Allowance for ship and debits	$143	$-	$2,101	$(1,959)	$285

(1)	Amounts charged to other accounts are recorded as a reduction of revenue.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 4, 2010	PLX Technology, Inc. by: /s/ Ralph H. Schmitt Name: Ralph H. Schmitt Title: Chief Executive Officer

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

Name and Signature	Title(s)	Date

/s/ Raph H. Schmitt	Chief Executive Officer and Director	March 4, 2010
Ralph H. Schmitt	(Principal Executive Officer)

Chief Financial Officer, Vice President,
/s/ Arthur O. Whipple	Finance and Secretary	March 4, 2010
Arthur O. Whipple	(Principal Finanacial and Accounting Officer)

/s/ D. James Guzy	Director and Chairman of the Board of	March 4, 2010
D. James Guzy	Directors

/s/ Michael J. Salameh	Director	March 4, 2010
Michael J. Salameh

/s/ Robert H. Smith	Director	March 4, 2010
Robert H. Smith

/s/ John H. Hart	Director	March 4, 2010
John H. Hart

/s/ Thomas J. Riordan	Director	March 4, 2010
Thomas Riordan

/s/ Patrick Verderico	Director	March 4, 2010
Patrick Verderico

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated December 15, 2008, by and among PLX Technology, Inc., Osprey Acquisition Sub, Inc., Oxford Semiconductor, Inc. and VantagePoint Venture Partners IV (Q), L.P., as stockholder representative (without exhibits), filed as Exhibit 2.1 to the Company's Form 8-K, filed on December 19, 2008, and incorporated herein by reference.

2.2
Amendment to the Agreement and Plan of Merger, dated January 2, 2009, by and among PLX Technology, Inc., Osprey Acquisition Sub, Inc., Oxford Semiconductor, Inc. and VantagePoint Venture Partners IV (Q), L.P., as stockholder representative, filed as Exhibit 2.1 to the Company's Form 8-K, filed on January 6, 2009, and incorporated herein by reference.

2.3
Exchange Agent Agreement, dated January 2, 2009, by and among PLX Technology, Inc., Computershare, Inc. and Computershare Trust Company, N.A., filed as Exhibit 2.3 to the Company's Form 10-K, filed on March 6, 2009, and incorporated herein by reference.

2.4
Escrow Agreement, dated January 2, 2009, by and among PLX Technology, Inc., VantagePoint Venture Partners IV (Q), L.P., as the representative of the stockholders of Oxford Semiconductor, Inc. and Computershare Trust Company, filed as Exhibit 2.4 to the Company's Form 10-K, filed on March 6, 2009, and incorporated herein by reference.

2.5
Form of Stockholder Support Agreement, dated December 15, 2008, by and among PLX Technology, inc., Oxford Semiconductor, Inc., VantagePoint Venture Partners IV (Q), L.P., as the representative of the stockholders of Oxford Semiconductor, Inc., and certain stockholders of the Registrant, filed as Exhibit 2.5 to the Company's Form 10-K, filed on March 6, 2009, and incorporated herein by reference.

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

4.1	Reference is made to Exhibits 3.1 and 3.3.
10.1 (1)*	Form of Indemnification Agreement between PLX and each of its Officers and Directors.
10.2 (1)*	1998 Stock Incentive Plan.
10.3 (1) (2)*	1999 Stock Incentive Plan, As Amended.
10.4*	PLX Technology, Inc. 2008 Variable Compensation Plan, filed as Exhibit 10.17 to the Company's Form 10-K, filed on March 6, 2008 and incorporated herein by reference.
10.5*	Amended and Restated PLX Technology, Inc. 1999 Stock Incentive Plan, titled as Appendix A to the Company's Proxy Statement on Schedule 14A, dated April 18, 2006, and incorporated herein by reference.
10.6*	PLX Technology, Inc. 2008 Equity Incentive Plan, attached as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed on April 18, 2008, and incorporated herein by reference.
10.7*
Offer Letter, dated as of October 15, 2008, by and between the Company and Ralph Schmitt, filed as Exhibit 10.1 to the Company's Form 8-K, filed on October 27, 2008, and incorporated herein by reference.

10.8*
PLX Technology, Inc. Employee Stock Ownership Plan, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160026), filed on June 17, 2009, and incorporated herein by reference.

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