Form 10-Q
period 2010-03-31
PLX TECHNOLOGY INC
filed 2010-05-06
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

As of March 31, 2010 there were 37,042,343 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2010

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$11,943	$11,299
Short-term marketable securities	24,957	27,060
Accounts receivable, net	9,575	9,167
Inventories	10,896	9,628
Other current assets	3,607	3,712
Total current assets	60,978	60,866
Property and equipment, net	10,830	10,856
Goodwill	1,367	1,367
Other acquired intangible assets	4,992	5,640
Long-term marketable securities	5,002	1,656
Other assets	3,056	3,635
Total assets	$86,225	$84,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,243	$6,489
Accrued compensation and benefits	1,651	1,261
Accrued commissions	525	740
Short term capital lease obligation	925	776
Other accrued expenses	1,307	1,657
Total current liabilities	11,651	10,923
Long term capital lease obligation	767	1,098
Total liabilities	12,418	12,021

Stockholders' Equity:
Common stock, par value	37	37
Additional paid-in capital	154,270	153,939
Accumulated other comprehensive loss	(116)	(87)
Accumulated deficit	(80,384)	(81,890)
Total stockholders' equity	73,807	71,999
Total liabilities and stockholders' equity	$86,225	$84,020

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Net revenues	$28,819	$16,457
Cost of revenues	12,471	7,511
Gross margin	16,348	8,946

Operating expenses:
Research and development	7,553	7,903
Selling, general and administrative	6,463	6,895
Acquisition and restructuring related costs	-	2,630
Amortization of acquired intangible assets	648	854
Total operating expenses	14,664	18,282

Income (loss) from operations	1,684	(9,336)
Interest income and other, net	61	48
Loss on fair value remeasurement	-	(1,190)
Income (loss) before provision for income taxes	1,745	(10,478)

Provision for income taxes	239	19

Net income (loss)	$1,506	$(10,497)

Basic net income (loss) per share	$0.04	$(0.31)
Shares used to compute basic per share amounts	37,025	33,604

Diluted net income (loss) per share	$0.04	$(0.31)
Shares used to compute diluted per share amounts	37,816	33,604

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,506	$(10,497)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	813	798
Share-based compensation expense	253	211
Amortization of acquired intangible assets	648	854
Write-downs of inventories	113	86
Fair value remeasurement of note payable	-	1,190
Other non-cash items	54	19
Changes in operating assets and liabilities:
Accounts receivable	(408)	(429)
Inventories	(1,381)	2,932
Other current assets	105	182
Other assets	301	(987)
Accounts payable	754	(1,909)
Accrued compensation and benefits	390	(1,297)
Other accrued expenses	(565)	(538)
Net cash provided by (used in) operating activities	2,583	(9,385)

Cash flows from investing activities:
Cash acquired in Oxford acquisition	-	4,392
Purchases of marketable securities	(10,753)	(9,292)
Sales and maturities of marketable securities	9,436	15,300
Purchase of property and equipment	(509)	(300)
Net cash provided by (used in) investing activities	(1,826)	10,100

Cash flows from financing activities:
Proceeds from exercise of common stock options	78	-
Principal payments on capital lease obligations	(182)	(125)
Net cash (used in) financing activities	(104)	(125)

Effect of exchange rate fluctuations on cash and cash equivalents	(9)	(12)

Net increase in cash and cash equivalents	644	578
Cash and cash equivalents at beginning of period	11,299	6,865
Cash and cash equivalents at end of period	$11,943	$7,443

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7	$47
Cash paid for interest	$18	$25
Common stock issued in connection with acquisition	$-	$10,192
Convertible note issued in connection with acquisition	$-	$6,188

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, “PLX” or the “Company”) as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

The unaudited condensed consolidated financial statements include all of the accounts of the Company and those of its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Comprehensive Net Income (Loss)

The Company’s comprehensive net income (loss) for the three month periods ended March 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income (loss)	$1,506	$(10,497)
Unrealized loss on marketable securities, net	(20)	(107)
Cumulative translation adjustments	(9)	(12)
Comprehensive net income (loss)	$1,477	$(10,616)

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

As of March 31, 2010 the Company offers pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. The Company analyzes current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program.  The Company also offers stock rotation rights to three distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. The Company analyzes current stock rotation requests and past experience to determine the ending sales reserve required for this program.  In addition, the Company has arrangements with a small number of customers offering a rebate program on various products. The Company records rebates as a reduction of revenue when the rebate is in the form of cash consideration. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

Recent Accounting Pronouncement

In January 2010, the FASB amended the guidance related to fair value disclosures. This amended guidance requires disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, this guidance requires presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations and the Company does not believe that it will have subsequent impact after the 2011 adoption of the guidance around fair value measurements using unobservable inputs.

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

	Three Months Ended
	March 31,
	2010	2009
Risk-free interest rate	2.17%	1.64%
Expected volatility	0.61	0.59
Expected life (years)	4.19	4.51

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

Expected Volatility: The Company believes that historical volatility best represents expected volatility due to the lack of market data consistently available to calculate implied volatility. The historical volatility is based on the weekly closing prices of its common stock over a period equal to the expected term of the option and is a strong indicator of the expected future volatility.

These factors could change in the future, which would affect the share-based compensation expense in future periods.

As share-based compensation expense recognized in the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rate at March 31, 2010 and 2009 of 26% and 29%, respectively, was based on historical experience.

The following table shows total share-based compensation and employee stock ownership plan expenses for the three months ended March 31, 2010 and 2009, included in the respective line items of the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cost of revenues	$7	$10
Research and development	144	109
Selling, general and administrative	195	221
Total share-based compensation expense	$346	$340

A summary of option activity under the Company’s stock equity plans during the quarter ended March 31, 2010 is as follows:

				Weighted Average
				Remaining	Aggregate
	Options Available	Number of	Weighted Average	Contratual Term	Intrinsic
Options	for Grant	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2009	870,810	2,825,796	$4.36	5.14	$1,794,310
Granted	(830,500)	830,500	4.92
Exercised	-	(30,140)	2.59
Cancelled	32,605	(32,605)	4.90
Plan Termination	(625)	-	-

Outstanding at March 31, 2010	72,290	3,593,551	$4.50	5.34	$5,758,282

Exercisable at March 31, 2010		1,315,911	$6.09	3.83	$1,739,465

The Black-Scholes weighted average fair values of options granted during the three months ended March 31, 2010 and 2009 were $2.41 and $0.92, respectively.

The following table summarizes ranges of outstanding and exercisable options as of March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contratual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$1.25-$2.00	843,269	5.81	$1.91	208,235	$1.91
$2.04-$3.76	769,126	4.89	2.46	396,975	2.75
$3.87-$4.68	312,000	6.05	3.91	17,500	4.11
$4.92-$4.92	822,000	6.92	4.92	-	-
$4.95-$25.94	847,156	3.49	8.74	693,201	9.32
Total	3,593,551	5.34	$4.50	1,315,911	$6.09

The total intrinsic value of options exercised during the three months ended March 31, 2010 was $0.1 million. There were no options exercised during the same period in 2009. The fair value of options vested during the three months ended March 31, 2010 was approximately $1.0 million. As of March 31, 2010, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $2.1 million which is expected to be recognized as expense over a weighted average period of approximately 1.64 years.

3.  Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	March 31,	December 31,
	2010	2009
Work-in-process	$2,940	$2,242
Finished goods	7,956	7,386
Total	$10,896	$9,628

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

4.  Net Income (Loss) Per Share

The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009

Net income (loss)	$1,506	$(10,497)
Weighted average shares of common stock outstanding	37,025	33,604
Net income (loss) per share - basic	$0.04	$(0.31)
Shares used in computing basic net income (loss) per share	37,025	33,604
Dilutive effect of stock options	791	-
Shares used in computing diluted net income (loss) per share	37,816	33,604
Net income (loss) per share - diluted	$0.04	$(0.31)

Weighted average employee stock options to purchase approximately 1.4 million shares for the three month period ended March 31, 2010 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of stock options was greater than the average share price of the Company’s stock and, therefore, the effect would have been anti-dilutive.

As the Company incurred a net loss for the three month period ended March 31, 2009, the effect of dilutive securities, totaling 5.3 million shares has been excluded from the computation of diluted loss per share, as its impact would be anti-dilutive. Dilutive securities are comprised of options to purchase common stock.

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

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$900	$900	$-	$-
Marketable securities	31,453	-	31,453	-
Total	$32,353	$900	$31,453	$-

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$3,611	$3,611	$-	$-
Marketable securities	28,716	-	28,716	-
Total	$32,327	$3,611	$28,716	$-

6.  Investments

As of March 31, 2010, the Company’s securities consisted of debt securities and were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices or prices quoted in markets that are not active, with unrealized gains and losses reported in a separate component of stockholders’ equity.  The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity, both of which are included in interest income.  Realized gains and losses are recorded on the specific identification method.

The fair value of available-for-sale investments is as follows (in thousands):

	March 31, 2010
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$2,735	$-	$-	$2,735
Corporate bonds and notes	2,236	-	(6)	2,230
Municipal Bonds	542	-	(2)	540
US treasury and government agencies securities	25,932	28	(12)	25,948
Total bonds, notes and equity securities	$31,445	$28	$(20)	$31,453
Less amounts classified as cash equivalents				(1,494)
Total short and long-term available-for-sale investments				$29,959

Contractual maturity dates for investments:
Less than one year:				24,957
One to two years:				5,002
				$29,959

	December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$1,726	$-	$-	$1,726
Corporate bonds and notes	1,937	8	(3)	1,942
Municipal Bonds	106	-	-	106
US treasury and government agencies securities	24,919	35	(12)	24,942
Total bonds, notes and equity securities	$28,688	$43	$(15)	$28,716

Contractual maturity dates for investments:
Less than one year:				27,060
One to two years:				1,656
				$28,716

The following tables show the gross unrealized losses and fair value for investments in an unrealized loss position as of March 31, 2010 and December 31, 2009, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	March 31, 2010
	Less than 12 Months		12 months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate bonds and notes	$2,230	$(6)	$-	$-	$2,230	$(6)
Municipal Bonds	435	(2)	-	-	435	(2)
US treasury and government agencies securities	17,404	(12)	-	-	17,404	(12)
Total	$20,069	$(20)	$-	$-	$20,069	$(20)

	December 31, 2009
	Less than 12 Months		12 months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate bonds and notes	$561	$(3)	$-	$-	$561	$(3)
US treasury and government agencies securities	13,292	(12)	-	-	13,292	(12)
Total	$13,853	$(15)	$-	$-	$13,853	$(15)

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
$16,380

The fair value of assets acquired included trade receivables of $1.6 million.  The gross amount due under sales related contracts was $1.6 million, of which $0.3 million was expected to be uncollectible as a result of recognized credits due to distributors for the difference in the price they previously purchased products for from Oxford Semiconductor, Inc. and the authorized quote price based on the distributors’ sell through activity.  The gross amount under a prior intellectual property royalty arrangement was $0.3 million and the full amount was expected to be uncollectible.

The identified intangible assets consist of core technology, trade name and customer relationships.  The valuation of the acquired intangibles was classified as a level 3 measurement under the fair value measurement guidance, because the valuation was based on significant unobservable inputs and involved management judgment and assumptions about market participants and pricing.   In determining fair value of the acquired intangible assets, the Company determined the appropriate unit of measure, the exit market and the highest and best use for the assets. The fair value was estimated using an incremental income approach.

The goodwill that arose from the acquisition is largely attributable to the synergies expected to be realized after the Company’s acquisition and integration of Oxford.  The Company only has one operating segment, semiconductor products, so all of the goodwill was assigned to the one segment.  Goodwill is not expected to be deductible for tax purposes.

Oxford contributed revenues and gross profit of $7.1 million and $3.8 million, respectively, to the Company for the quarter ended March 31, 2010 and $4.7 and $2.2 million, respectively, for the same period in 2009. Oxford operations were fully integrated as of the end of the first quarter of 2009 and it is therefore not practicable to identify earnings associated with Oxford’s contribution.

Because the acquisition took place on January 2, 2009, which was in substance the beginning of the year, no pro forma data is presented for the quarter ended March 31, 2009 as the Company’s historical statement of operations already includes the results of Oxford for the entire period.

During the three months ended March 31, 2009, the Company incurred $0.3 million of third party acquisition related costs, primarily for outside legal and accounting costs.  These expenses were included in operating expenses under acquisition related costs in the Company’s consolidated statement of operations for the three months ended March 31, 2009.

8.  Goodwill and Intangibles

As discussed in Note 7, the acquisition of Oxford included the acquisition of $9.1 million of identifiable intangible assets.  All of these intangibles are subject to amortization.  There is no estimated residual value on any of the intangible assets.

The following table summarizes the gross carrying amount and accumulated amortization for each major intangible class and the weighted average amortization period, in total and by major intangible asset class, as of March 31, 2010 (in thousands).

					Estimated
	Gross Carrying	Accumulated	Net	Amortization	Useful
	Value	Amortization	Value	Method	Life
Existing and core technology
USB and Serial Connectivity	$4,600	$(2,683)	$1,917	Accelerated	3 years
Network Attached Storage Connectivity	3,800	(950)	2,850	Straight-line	5 years
Trade Name	600	(375)	225	Straight-line	2 years
Customer Relationships	56	(56)	-	Accelerated	1 year
Totals	$9,056	$(4,064)	$4,992		3.8 years

The amortization expense for the three month period ended March 31, 2010 and 2009 was $0.6 million and $0.9 million respectively.  Estimated future amortization expense is as follows (in thousands):

Remainder of 2010	$1,945
2011	1,527
2012	760
2013	760
Total	$4,992

9.  Restructuring Costs

Severance

In the three months ended March 31, 2009, the Company recorded approximately $2.0 million of severance and benefit related costs, included in acquisition and restructuring related costs in the Consolidated Statement of Operations, related to the termination of 53 employees as a result of the redundancy issue associated with the acquisition of Oxford. As of March 31, 2010 all of the $2.0 million severance and benefit related costs were paid.

Lease Termination

In January 2009, associated with the acquisition of Oxford, the Company assumed a building lease in Milpitas, California which was vacated upon acquisition. The Company was not able to find a sublease for this property given the market conditions at the time and available space in the area. The future lease costs for the property were $0.3 million which extended through February 2010. The Company recorded the liability, included in other accrued expenses in the Consolidated Balance Sheet, for the costs to be incurred at the future cash payment amount of $0.3 million as the total cash payment was not materially different from the fair value. The lease accrual charge of $0.3 million was recorded in the Consolidated Statement of Operations in the first quarter of 2009. The accrued lease liability was paid in full in January 2010.

10.  Segments of an Enterprise and Related Information

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenues:
China	$8,590	$5,086
Taiwan	5,818	1,714
Singapore	4,521	2,081
United States	4,034	2,497
Other Asia Pacific	3,115	1,618
Europe, Middle East and Africa	2,583	2,152
The Americas - excluding United States	158	1,309
Total	$28,819	$16,457

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Three Months Ended
	March 31,
	2010	2009
Excelpoint Systems Pte Ltd	29%	21%
Answer Technology, Inc.	20%	*	%
Promate Electronics Co., Ltd	13%	14%
Avnet, Inc.	17%	*	%

*      Less than 10%

The following distributors accounted for 10% or more of the total accounts receivable balance:

	March 31,
	2010	2009
Excelpoint Systems Pte Ltd	27%	26%
Answer Technology, Inc.	25%	*	%
Promate Electronics Co., Ltd	18%	16%
Avnet, Inc.	12%	*	%

*      Less than 10%

11.  Income Taxes

A provision for income tax of $0.2 million has been recorded for the three month period ended March 31, 2010, compared to a provision of $19,000 for the same period in 2009.  Income tax expense for the three months ended March 31, 2010 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items which are fully recognized in the period they occur. We excluded from our calculation of the effective tax rate losses of a certain foreign jurisdiction since we cannot benefit those losses. For the same period in 2009, the income tax expense was result of applying the estimated annual effective tax rate to cumulative loss before taxes adjusted for certain discrete items.

The Company has determined that negative evidence supports the need for a full valuation allowance against its net deferred tax assets at this time. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of March 31, 2010, the Company had unrecognized tax benefits of approximately $3.7 million of which none, if recognized, would result in a reduction of the Company’s effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the three months ended March 31, 2010. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. The Company does not believe the amount of its unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 1998 through 2009 remain open to examination by the federal and most state tax authorities due to certain acquired net operating loss and overall credit carryforward positions.

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

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

OVERVIEW

PLX Technology, Inc. ("PLX" or the "Company"), a Delaware corporation established in 1986, designs, develops, manufactures, and sells integrated circuits for interconnect applications.  These interconnect products are a fundamental building block for standards-based subsystems.  We market our products to major customers that sell electronic systems in the server, enterprise storage, consumer storage, communications, PC peripheral, consumer and embedded markets.

Products based on current serial interconnect technology standards such as PCI Express, USB, Serial ATA, and Ethernet provide capabilities to customers that previous parallel technologies did not.  They offer the ability for systems to scale in performance and capabilities, and allow for a standards-based building block approach that was not feasible in the past.  As these serial technologies have become mainstream, we have been able to offer differentiated products based on standard ports that provide scalability and performance at a high-volume price point.

PLX is the market share leader in PCI Express switches and bridges.  We recognized the trend towards this serial, switched interconnect technology early, launched products for this market long before our competitors, and have deployed multiple generations of products to serve a general-purpose, horizontal market.  In addition to enabling customer differentiation through our product features, the breadth of our product offering is in itself a significant benefit to our customers, since we can serve the complete needs of our customers with cost-effective solutions tailored to the specific subsystem requirements.  Our long experience with PCI Express connectivity products enables PLX to deliver reliable devices that operate under non-ideal real-world, system environments.

PLX is building on our broad, general purpose interconnect success, and in particular our success in enterprise storage, by focusing on a rapidly growing vertical market: Consumer/SOHO storage.  On January 2, 2009, we completed the acquisition of Oxford Semiconductor, Inc. (Oxford), a leading supplier of semiconductor components for the consumer and SOHO markets. Oxford has brought to market several generations of leadership products that allow storage customers to attach their disk subsystems directly to a computer through USB direct-attached storage (DAS), or to attach them through local area network-attached storage (NAS).  We identified the shift from parallel to serial hard disk connectivity early, and benefited from this trend to become the leader in high performance consumer/SOHO storage connectivity.   Our products provide a rich variety of connectivity options, including USB, Serial ATA, external Serial ATA, 1394 and Ethernet, and offer capabilities such as RAID and data encryption at industry leading performance levels.

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

We utilize a “fabless” semiconductor business model whereby we purchase wafers or packaged and tested semiconductor devices from independent manufacturing foundries.  The advantage of this approach, in our opinion, is that it allows us to focus on defining, developing and marketing our products and eliminates the need for us to invest large amounts of capital in manufacturing facilities and work-in-process inventory.

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

Our long-term success will depend on our ability to successfully introduce new products.  While new products typically generate little or no revenue during the first twelve months following their introduction, our revenues in subsequent periods depend upon these new products.  Due to the lengthy sales cycle and additional time before our customers request volume production, significant revenues from our new products typically occur twelve to twenty-four months after product introduction.  As a result, revenues from newly introduced products have, in the past, produced a small percentage of our total revenues in the year the product was introduced.  See –“Our Lengthy Sales Cycle Can Result in Uncertainty and Delays with Regard to Our Expected Revenues” in Item 1A, Risk Factors, in Part II of this report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009

Net Revenues

The following table shows the revenue by product type (in thousands) and as a percentage of net revenues:

	Three Months Ended
	March 31,
	2010	2009
PCI Express products	$13,784	$6,195
As a percentage of revenues	47.8%	37.7%
Storage products	$4,687	$3,184
As a percentage of revenues	16.3%	19.3%
Connectivity products	$10,348	$7,078
As a percentage of revenues	35.9%	43.0%

Net revenues consist of product revenues generated principally by sales of our semiconductor devices.  Net revenues for the three months ended March 31, 2010 were $28.8 million, an increase of 75.1% from $16.5 million for the same period in 2009. The increase was due to overall higher sales as a result of increased enterprise and consumer spending as market conditions have improved compared to the first quarter of 2009.

In the first quarter of 2010, increasing product demand throughout the semiconductor industry challenged the industry’s supply chain and we were not able to procure an adequate supply of product to fulfill our customers’ demand for our products. We expect these supplier capacity constraints to continue into the second quarter of 2010.

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Three Months Ended
	March 31,
	2010	2009
Excelpoint Systems Pte Ltd	29%	21%
Answer Technology, Inc.	20%	*	%
Promate Electronics Co., Ltd	13%	14%
Avnet, Inc.	17%	*	%

*      Less than 10%

In the first quarter of 2009, we experienced a broad decrease in order rates across most product lines, markets and end customers due to the economic downturn that began in the later part of 2008. We began to see market conditions improve in the second half of 2009, which have continued in the first quarter of 2010. Future demand for our products is uncertain and is highly dependent on general economic conditions and the demand for products that contain our chips. Customer demand for semiconductors can change quickly and unexpectedly.  Our revenue levels have been highly dependent on the amount of new orders that are received for products to be delivered to the customer within the same quarter, also called “turns fill” orders.  Because of the long cycle time to build our products and our lack of visibility into demand when turns fill orders are high, it is difficult to predict which products to build to match future demand.  We believe the current high turns fill requirements will continue indefinitely.  The high turns fill orders pattern, together with the uncertainty of product mix and pricing, makes it difficult to predict future levels of sales and profitability and may require us to carry higher levels of inventory.

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

	Three Months Ended
	March 31,
	2010	2009
	in thousands
Gross profit	$16,348	$8,946
Gross margin	56.7%	54.4%

Gross profit for the three months ended March 31, 2010 increased by 82.7% compared to the same period in 2009. The increase in absolute dollars was due to the overall increase of product shipments, while the increase as a percentage was primarily due to overall product and customer mix as well as cost reductions achieved during the later part of 2009.

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

	Three Months Ended
	March 31,
	2010	2009
	in thousands
R&D expenses	$7,553	$7,903
As a percentage of revenues	26.2%	48.0%

R&D expenses decreased by $0.4 million or 4.4% in the three months ended March 31, 2010 compared to the same period in 2009. The decrease in R&D in absolute dollars was primarily due to decreased R&D spending on engineering tools and consulting of $0.5 million due to the timing of projects taped-out and salaries and related costs of $0.2 million as a result of the employee terminations in the first quarter of 2009 due to the redundancy issue associated with the acquisition of Oxford, partially offset by an increase in variable compensation expenses of $0.2 million. The decrease in R&D as a percentage was primarily due to increased revenues.

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

	Three Months Ended
	March 31,
	2010	2009
	in thousands
SG&A expenses	$6,463	$6,895
As a percentage of revenues	22.4%	41.9%

SG&A expenses decreased by $0.4 million or 6.3% in the three months ended March 31, 2010 compared to the same period in 2009. The decrease in SG&A in absolute dollars is due primarily to a decrease in salaries and related costs of $0.5 million as a result of the employee terminations in the first quarter of 2009 due to the redundancy issue associated with the acquisition of Oxford, partially offset by an increase in commissions to manufacturers’ representatives of $0.3 million resulting from increased revenues. The decrease in SG&A as a percentage was primarily due to increased revenues.

Acquisition and Restructuring Related Costs

	Three Months Ended
	March 31,
	2010	2009
	in thousands
Deal costs	$-	$333
Severance costs	-	2,020
Lease commitment accrual	-	277
	$-	$2,630

During the three months ended March 31, 2009 we recorded $2.6 million in acquisition related costs associated with the January 2, 2009 acquisition of Oxford. Deal costs related primarily to outside legal and accounting costs. Severance costs were the result of layoffs due to the redundancy issue that arose as a result of the acquisition. In addition, we assumed a building lease in Milpitas, California which was vacated upon the acquisition.  As a result, we recorded a lease commitment charge on the operating lease in the first quarter of 2009. See Note 9 of the condensed consolidated financial statements for additional information.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets consists of amortization expense related to developed core technology, tradename and customer base acquired as a result of the Oxford acquisition in January 2009.

	Three Months Ended
	March 31,
	2010	2009
	in thousands
Amortization of acquired intangible assets	$648	$854
As a percentage of revenues	2.2%	5.2%

Amortization of acquired intangible decreased by $0.2 million or 24.1% in the three months ended March 31, 2010 compared to the same period in 2009. The decrease was due to the accelerated amortization of the developed core technology and the customer base becoming fully amortized in December 2009.

Interest Income and Other, Net

	Three Months Ended
	March 31,
	2010	2009
	in thousands
Interest income	$61	$245
Interest expense	(18)	(252)
Other income	18	55
	$61	$48

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term investment balances. Interest income for the three months ended March 31, 2010 decreased by $0.2 million or 75.1%, compared to the same period in 2009. The decrease was primarily due to lower investment balances and decreased interest rates on new investments.

Interest expense for the three months ended March 31, 2010 of $18,000 consisted of interest recorded on our capital lease obligations. Interest expense for the three months ended March 31, 2009 of $0.3 million primarily consisted of interest recorded on the $14.2 million note associated with the acquisition of Oxford.

Other income includes foreign currency transaction gains and losses and other miscellaneous transactions. Other income may fluctuate significantly due to currency fluctuations.

Loss on Fair Value Remeasurement of Contingently Convertible Note Payable

As a part of the consideration for the Oxford acquisition, we recorded a liability for the contingent consideration due which was recorded at fair value as of the acquisition date. We are required to remeasure the liability to fair value until the contingency is resolved and record the change in fair value in earnings.  The fair value of the note payable was based on 3.4 million shares with a stock price of $1.82, or $6.2 million. As of March 31, 2009, the closing stock price was $2.17, or $7.4 million. The loss on the fair value of the note remeasurement is the increase in fair value of the liability of $1.2 million, which was recorded in the first quarter of 2009. In May 2009, the note was converted into shares of common stock of PLX. See Note 7 of the condensed consolidated financial statements for additional information on the contingent consideration arrangement.

Provision for Income Taxes

A provision for income tax of $0.2 million has been recorded for the three month period ended March 31, 2010, compared to a provision of $19,000 for the same period in 2009.  Income tax benefit for the three  months ended March 31, 2010 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items which are fully recognized in the period they occur. The Company excluded from its calculation of the effective tax rate losses of a certain foreign jurisdiction since the Company cannot benefit those losses. For the same period in 2009, the income tax expense is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items.

 We have determined that negative evidence supports the need for a full valuation allowance against our net deferred tax assets at this time. We will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of March 31, 2010, we have unrecognized tax benefits of approximately $3.7 million of which none, if recognized, would result in a reduction of our effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the three months ended March 31, 2010.  Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. We do not expect that the amount of our unrecognized tax benefits will significantly change within the next twelve months.

We are subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 1998 through 2009 remain open to examination by the federal and most state tax authorities due to certain acquired net operating loss and overall credit carryforward positions.

Liquidity and Capital Resources

Cash and Investments

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of March 31, 2010 cash, cash equivalents, short and long-term marketable securities were $41.9 million, an increase of $1.9 million from $40.0 million at December 31, 2009.

Operating Activities

Cash provided by (used in) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, impairments, fair value remeasurements, provisions for excess and obsolete inventories, other non-cash items, and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2010 was $2.6 million compared to cash used in operating activities of $9.4 million in the same period in 2009. The increase in cash flow provided by operations was primarily due to the 75% increase in revenues compared to the same period in 2009 and changes in our working capital. Our days sales outstanding decreased to 30 days at March 31, 2010 from 41 days at March 31, 2009 due to strong shipments early in the quarter. Our days of inventory decreased to 79 days at March 31, 2010 from 83 days at March 31, 2009. Our days payables outstanding decreased to 52 days at March 31, 2010 from 63 days at March 31, 2009 primarily due to the timing of vendor payments.

Investing Activities

Our investing activities are primarily driven by investment of our excess cash, sales of investments, business acquisitions and capital expenditures. Capital expenditures have generally been comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures. The cash used in investing activities for the three months ended March 31, 2010 of $1.8 million was primarily due to the purchase of investments (net of sales and maturities) of $1.3 million and capital expenditures of $0.5 million. Cash provided by investing activities for the three months ended March 31, 2009 of $10.1 million was due to sales and maturities of investments (net of purchases of investments) of $6.0 million and cash acquired through the acquisition of Oxford of $4.4 million, partially offset by capital expenditures of $0.3 million.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2010 of $0.1 million was due to the payments made on capital lease obligations of $0.2 million, partially offset by proceeds from the exercise of stock options of $0.1 million. Cash used in financing activities for the three months ended March 31, 2009 of $0.1 million was due to the payments made on capital lease obligations.

Obligations

As of March 31, 2010, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
		Less than	1-3	More than
	Total	1 Year	Years	3 Years
Operating leases - facilities and equipment	$2,570	$556	$1,457	$557
Capital leases - IP	2,025	1,125	900	-
Software licenses	5,279	3,113	2,166	-
Inventory purchase commitments	9,899	9,899	-	-
Total cash obligations	$19,773	$14,693	$4,523	$557

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

As of March 31, 2010, we offer pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. We analyze current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program.  We also offer stock rotation rights to three distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. We analyze current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required for this program. In addition, we have arrangements with a small number of customers offering a rebate program on various products. We record rebates as a reduction of revenue when the rebate is in the form of cash consideration. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

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

Share-Based Compensation

We estimate the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. We calculate expected volatility using the historical volatility of stock. We estimate the amount of forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Taxes

We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of March 31, 2010, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. We will maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance.

Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents, short-term investments and long-term investments of $32.4 million at March 31, 2010.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

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

Foreign Currency Exchange Risk

All of our revenue and a majority of our expense and capital purchasing activities are transacted in U.S. dollars. However, we have significant operating activities incurred in or exposed to other currencies, primarily the British Pound. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could have a material impact on our results of operations. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that a weighted average adverse change of 20% in currency exchange rates could be experienced in the near term. Such an adverse change would have resulted in an adverse impact on income before taxes of $0.7 million as of March 31, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 2, 2010, Internet Machines LLC ("Internet Machines") filed a complaint, which has been served on PLX, entitled Internet Machines LLC v. Alienware Corporation, et al., in the United States District Court for the Eastern District of Texas, alleging infringement by PLX and the other defendants in the lawsuit of two patents held by Internet Machines.  The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Internet Machines patents.

We intend to answer or otherwise respond to the Internet Machines complaint in the near future.  While it is not possible to determine the ultimate outcome of this litigation, we believe that we have meritorious defenses with respect to the claims asserted against us and we intend to vigorously defend our position.  We believe that any ultimate liability in this litigation will not have a material impact on our financial position or results of operations.

ITEM 1A.  RISK FACTORS

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including those set forth below.  The following risk factors have been updated from those set forth in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009, and are restated in full.

Global Economic Conditions May Continue to Have an Adverse Effect on Our Businesses and Results of Operations

In late 2008 and 2009, the severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy contributed to slowdowns in the industries in which we operate.  Economic uncertainty exacerbated negative trends in spending and caused certain customers to push out, cancel, or refrain from placing orders, which reduced revenue. We have seen market conditions improve in the second half of 2009 and the first quarter of 2010; however, the outlook for 2010 remains uncertain. Difficulties in obtaining capital and uncertain market conditions may lead to the inability of some customers to obtain affordable financing, resulting in lower sales. Customers with liquidity issues may lead to additional bad debt expense. These conditions may also similarly affect key suppliers, which could affect their ability to deliver parts and result in delays in the availability of product.  Further, these conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. In addition, we maintain an investment portfolio that is subject to general credit, liquidity, market and interest rate risks that may be exacerbated by deteriorating financial market conditions and, as a result, the value and liquidity of the investment portfolio could be negatively impacted and lead to impairment.  If the current improving economic conditions are not sustained and deteriorate further, or if we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

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

Historically, a relatively small number of customers have accounted for a significant portion of our net revenues in any particular period.  See Note 10 of the condensed consolidated financial statements for customer concentrations.

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

In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions. Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business.  See “Business -- Products,” and “-- Competition” in Part I of Item I of our Form 10-K for the year ended December 31, 2009.

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

In the first quarter of 2010, increasing product demand throughout the semiconductor industry challenged the industry’s supply chain and we were not able to procure an adequate supply of product to fulfill our customers’ demand for our products. We expect these supplier capacity constraints to continue into the second quarter of 2010.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. For the three months ended March 31, 2010 and 2009, sales through distributors accounted for approximately 95% and 85%, respectively, of our net revenues. Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

We may from time to time receive notifications of claims that we may be infringing patents or other intellectual property rights owned by third parties.  If we are sued in intellectual property litigation, such litigation may result in significant expenses to us and adversely affect sales of the challenged product or technology.  This litigation could also divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor.  In addition, we may not be able to develop or acquire non-infringing technology or procure licenses to the infringing technology under reasonable terms.  This could require expenditures by us of substantial time and other resources.  Any of these developments would have a material adverse effect on our business.

Acquisitions Could Adversely Affect Our Financial Condition And Could Expose Us To Unanticipated Liabilities

As part of our business strategy, we expect to continue to review acquisition prospects that would complement our existing product offerings, improve market coverage or enhance our technological capabilities.   Potential future acquisitions could result in any or all of the following:

•	potentially dilutive issuances of equity securities;
•	large acquisition-related write-offs;
•	potential patent and trademark infringement claims against the acquired company;
•	the incurrence of debt and contingent liabilities or amortization expenses related to other intangible assets;
•	difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies;
•	the incurrence of additional operating losses and expenses of potential companies we may acquire;
•	possible delay or failure to achieve expected synergies;
•	diversion of management’s attention from other business concerns;
•	risks of entering geographic and business markets in which we have limited or no prior experience; and
•	potential loss of key employees.

Because We Sell Our Products To Customers Outside Of The United States And Because Our Products Are Incorporated With Products Of Others That Are Sold Outside Of The United States We Face Foreign Business, Political And Economic Risks

Sales outside of the United States accounted for approximately 86% of our revenues for the three months ended March 31, 2010.  In 2009 and 2008, sales outside of the United States accounted for approximately 84% and 77% of our revenues, respectively.  Sales outside of the United States may fluctuate in future periods and are expected to account for a large portion of our revenues.  In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the United States, thereby exposing us indirectly to foreign risks.  Further, most of our semiconductor products are manufactured outside of the United States.  Accordingly, we are subject to international risks, including:

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

Date: May 6, 2010

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