Form 10-Q
period 2010-06-30
PLX TECHNOLOGY INC
filed 2010-08-04
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

As of June 30, 2010 there were 37,093,626 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2010

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$15,452	$11,299
Short-term marketable securities	27,742	27,060
Accounts receivable, net	8,654	9,167
Inventories	13,449	9,628
Other current assets	3,082	3,712
Total current assets	68,379	60,866
Property and equipment, net	11,009	10,856
Goodwill	1,367	1,367
Other acquired intangible assets	4,343	5,640
Long-term marketable securities	1,974	1,656
Other assets	2,593	3,635
Total assets	$89,665	$84,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,935	$6,489
Accrued compensation and benefits	2,826	1,261
Accrued commissions	478	740
Short term capital lease obligation	1,163	776
Other accrued expenses	822	1,657
Total current liabilities	13,224	10,923
Long term capital lease obligation	439	1,098
Total liabilities	13,663	12,021

Stockholders' Equity:
Common stock, par value	37	37
Additional paid-in capital	154,773	153,939
Accumulated other comprehensive loss	(113)	(87)
Accumulated deficit	(78,695)	(81,890)
Total stockholders' equity	76,002	71,999
Total liabilities and stockholders' equity	$89,665	$84,020

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenues	$29,721	$18,178	$58,540	$34,635
Cost of revenues	12,232	8,076	24,703	15,587
Gross margin	17,489	10,102	33,837	19,048

Operating expenses:
Research and development	8,234	8,570	15,787	16,473
Selling, general and administrative	6,701	7,084	13,164	13,979
Acquisition and restructuring related costs	-	99	-	2,729
Amortization of acquired intangible assets	649	854	1,297	1,708
Total operating expenses	15,584	16,607	30,248	34,889

Income (loss) from operations	1,905	(6,505)	3,589	(15,841)
Interest income and other, net	48	117	109	165
Loss on fair value remeasurement	-	(2,652)	-	(3,842)
Income (loss) before provision for income taxes	1,953	(9,040)	3,698	(19,518)

Provision for income taxes	264	16	503	35

Net income (loss)	$1,689	$(9,056)	$3,195	$(19,553)

Basic net income (loss) per share	$0.05	$(0.26)	$0.09	$(0.57)
Shares used to compute basic per share amounts	37,081	35,061	37,053	34,275

Diluted net income (loss) per share	$0.04	$(0.26)	$0.08	$(0.57)
Shares used to compute diluted per share amounts	37,884	35,061	37,846	34,275

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,195	$(19,553)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	1,641	1,640
Share-based compensation expense	632	2,225
Amortization of acquired intangible assets	1,297	1,708
Write-downs of inventories	180	250
Fair value remeasurement of note payable	-	3,842
Other non-cash items	117	32
Changes in operating assets and liabilities:
Accounts receivable	513	(1,126)
Inventories	(4,001)	3,092
Other current assets	630	706
Other assets	475	(786)
Accounts payable	1,446	(488)
Accrued compensation and benefits	1,565	(1,218)
Other accrued expenses	(1,051)	(1,052)
Net cash provided by (used in) operating activities	6,639	(10,728)

Cash flows from investing activities:
Cash acquired in Oxford acquisition	-	4,392
Purchases of marketable securities	(17,542)	(12,002)
Sales and maturities of marketable securities	16,418	23,700
Purchase of property and equipment	(1,227)	(689)
Net cash provided by (used in) investing activities	(2,351)	15,401

Cash flows from financing activities:
Proceeds from exercise of common stock options	202	-
Tender Offer payments	-	(933)
Principal payments on capital lease obligations	(317)	(252)
Net cash (used in) financing activities	(115)	(1,185)

Effect of exchange rate fluctuations on cash and cash equivalents	(20)	(22)

Net increase in cash and cash equivalents	4,153	3,466
Cash and cash equivalents at beginning of period	11,299	6,865
Cash and cash equivalents at end of period	$15,452	$10,331

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$482	$48
Cash paid for interest	$33	$375
Common stock issued in connection with acquisition	$-	$20,222
Common stock issued in connection with acquisition after conversion of the note into shares	$-	$10,030

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, “PLX” or the “Company”) as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Comprehensive Net Income (Loss)

The Company’s comprehensive net income (loss) for the three and six month periods ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$1,689	$(9,056)	$3,195	$(19,553)
Unrealized gain (loss) on marketable securities, net	12	(14)	(8)	(121)
Cumulative translation adjustments	(9)	(10)	(18)	(22)
Comprehensive net income (loss)	$1,692	$(9,080)	$3,169	$(19,696)

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

As of June 30, 2010, the Company offers pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. The Company analyzes current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program.  The Company also offers stock rotation rights to three distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. The Company analyzes current stock rotation requests and past experience to determine the ending sales reserve required for this program.  In addition, the Company has arrangements with a small number of customers offering a rebate program on various products. The Company records rebates as a reduction of revenue when the rebate is in the form of cash consideration. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

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

2.  Share-Based Compensation

Stock Option Plans

In May 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan (“2008 Plan”).  An amendment to the 2008 Plan was approved by the Company’s stockholders in May 2010 to increase the number shares by 1,500,000 units. Under the 2008 Plan, there is authorized for issuance and available for awards an aggregate of 2,700,000 shares of the Company’s common stock, plus the number of shares of the Company’s common stock available for issuance under the Company’s prior incentive plan, its 1999 Stock Incentive Plan, that were not subject to outstanding awards as of May 27, 2008.  In addition, the share reserve under the 2008 Plan will be increased by the number of shares issuable pursuant to awards outstanding under the prior plan that would have otherwise reverted to the prior plan because such awards expire, are canceled or otherwise terminated without being exercised. Awards under the 2008 Plan may include stock options, restricted stock, stock appreciation rights, performance awards, restricted stock units and other awards, provided that with respect to full value awards, such as restricted stock or restricted stock units, no more than 300,000 shares may be issued in the form of full value awards during the term of the 2008 Plan.  Awards under the 2008 Plan may be made to the Company’s officers and other employees, its board members and consultants that it hires and have a term of seven years.  The 2008 Plan has a term of ten years.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Risk-free interest rate	1.62%	2.43%	1.84%	2.36%
Expected volatility	0.61	0.62	0.61	0.62
Expected life (years)	4.19	4.51	4.19	4.51

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

As share-based compensation expense recognized in the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rate at June 30, 2010 and 2009 of 26% and 29%, respectively, was based on historical experience.

The following table shows total share-based compensation and employee stock ownership plan expenses for the three and six months ended June 30, 2010 and 2009, included in the respective line items of the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of revenues	$10	$69	$17	$79
Research and development	165	595	309	704
Selling, general and administrative	288	1,456	483	1,677
Total share-based compensation expense	$463	$2,120	$809	$2,460

A summary of option activity under the Company’s stock equity plans during the first two quarters of 2010 is as follows:

				Weighted Average
				Remaining	Aggregate
	Options Available	Number of	Weighted Average	Contratual Term	Intrinsic
Options	for Grant	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2009	870,810	2,825,796	$4.36	5.14	$1,794,310
Granted	(830,500)	830,500	4.92
Exercised	-	(30,140)	2.59
Cancelled	32,605	(32,605)	4.90
Plan Termination	(625)	-	-

Outstanding at March 31, 2010	72,290	3,593,551	$4.50	5.34	$5,758,282
Authorized	1,500,000	-	-
Granted	(43,000)	43,000	4.78
Exercised	-	(51,283)	2.41
Cancelled	15,495	(15,495)	8.96
Plan Termination	(2,416)	-	-

Outstanding at June 30, 2010	1,542,369	3,569,773	$4.51	5.17	$3,241,577

Exercisable at June 30, 2010		1,397,894	$5.89	3.87	$1,150,623

The Black-Scholes weighted average fair values of options granted during the three months ended June 30, 2010 and 2009 were $2.36 and $1.71, respectively.

The Black-Scholes weighted average fair values of options granted during the six months ended June 30, 2010 and 2009 were $2.41 and $0.97, respectively.

The following table summarizes ranges of outstanding and exercisable options as of June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contratual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$1.25-$2.00	831,875	5.58	$1.91	256,454	$1.91
$2.04-$3.76	722,277	4.85	2.45	386,607	2.73
$3.87-$4.68	343,000	5.90	3.96	47,500	4.37
$4.92-$4.92	818,840	6.67	4.92	-	-
$4.95-$16.65	853,781	3.32	8.62	707,333	9.17
Total	3,569,773	5.17	$4.51	1,397,894	$5.89

The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was $0.2 million and $0.2 million. There were no options exercised during the same period in 2009. The fair value of options vested during the three and six months ended June 30, 2010 was approximately $0.7 million and $1.7 million, respectively. As of June 30, 2010, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $1.7 million which is expected to be recognized as expense over a weighted average period of approximately 1.52 years.

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

3.  Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	June 30,	December 31,
	2010	2009
Work-in-process	$4,848	$2,242
Finished goods	8,601	7,386
Total	$13,449	$9,628

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

4.  Net Income (Loss) Per Share

The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$1,689	$(9,056)	$3,195	$(19,553)
Weighted average shares of common stock outstanding	37,081	35,061	37,053	34,275
Net income (loss) per share - basic	$0.05	$(0.26)	$0.09	$(0.57)
Shares used in computing basic net income (loss) per share	37,081	35,061	37,053	34,275
Dilutive effect of stock options	803	-	793	-
Shares used in computing diluted net income (loss) per share	37,884	35,061	37,846	34,275
Net income (loss) per share - diluted	$0.04	$(0.26)	$0.08	$(0.57)

Weighted average employee stock options to purchase approximately 1.7 million shares for the three and six month periods ended June 30, 2010 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of stock options was greater than the average share price of the Company’s stock and, therefore, the effect would have been anti-dilutive.

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

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$19	$19	$-	$-
Marketable securities	32,396	-	32,396	-
Total	$32,415	$19	$32,396	$-

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$3,611	$3,611	$-	$-
Marketable securities	28,716	-	28,716	-
Total	$32,327	$3,611	$28,716	$-

6.  Investments

As of June 30, 2010, the Company’s securities consisted of debt securities and were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices or prices quoted in markets that are not active, with unrealized gains and losses reported in a separate component of stockholders’ equity.  The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity, both of which are included in interest income.  Realized gains and losses are recorded on the specific identification method.

The fair value of available-for-sale investments is as follows (in thousands):

	June 30, 2010
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$2,868	$-	$-	$2,868
Corporate bonds and notes	2,219	-	(11)	2,208
Municipal bonds	537	-	(1)	536
US treasury and government agencies securities	26,752	32	-	26,784
Total bonds, notes and equity securities	$32,376	$32	$(12)	$32,396
Less amounts classified as cash equivalents				(2,680)
Total short and long-term available-for-sale investments				$29,716

Contractual maturity dates for investments:
Less than one year:				27,742
One to two years:				1,974
				$29,716

	December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$1,726	$-	$-	$1,726
Corporate bonds and notes	1,937	8	(3)	1,942
Municipal bonds	106	-	-	106
US treasury and government agencies securities	24,919	35	(12)	24,942
Total bonds, notes and equity securities	$28,688	$43	$(15)	$28,716

Contractual maturity dates for investments:
Less than one year:				27,060
One to two years:				1,656
				$28,716

The following tables show the gross unrealized losses and fair value for investments in an unrealized loss position as of June 30, 2010 and December 31, 2009, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	June 30, 2010
	Less than 12 Months		12 months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate bonds and notes	$2,208	$(11)	$-	$-	$2,208	$(11)
Municipal Bonds	326	(1)	-	-	326	(1)
Total	$2,534	$(12)	$-	$-	$2,534	$(12)

	December 31, 2009
	Less than 12 Months		12 months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate bonds and notes	$561	$(3)	$-	$-	$561	$(3)
US treasury and government agencies securities	13,292	(12)	-	-	13,292	(12)
Total	$13,853	$(15)	$-	$-	$13,853	$(15)

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

Oxford contributed revenues and gross profit of $5.9 million and $3.1 million, respectively, to the Company for the quarter ended June 30, 2010, and $13.0 million and $6.9 million, respectively, for the six months ended June 30, 2010. In the three months ended June 30, 2009 Oxford contributed revenues and gross profit of $7.0 million and $3.5 million, respectively, and $11.7 million and $5.6 million, respectively, for the period from January 2, 2009 to June 30, 2009. Oxford operations were fully integrated as of the end of the first quarter of 2009 and it is therefore not practicable to identify earnings associated with Oxford’s contribution.

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

The following table summarizes the gross carrying amount and accumulated amortization for each major intangible class and the weighted average amortization period, in total and by major intangible asset class, as of June 30, 2010 (in thousands).

					Estimated
	Gross Carrying	Accumulated	Net	Amortization	Useful
	Value	Amortization	Value	Method	Life
Existing and core technology
USB and Serial Connectivity	$4,600	$(3,067)	$1,533	Accelerated	3 years
Network Attached Storage Connectivity	3,800	(1,140)	2,660	Straight-line	5 years
Trade Name	600	(450)	150	Straight-line	2 years
Customer Relationships	56	(56)	-	Accelerated	1 year
Totals	$9,056	$(4,713)	$4,343		3.8 years

The amortization expense for the three and six month periods ended June 30, 2010 was $0.6 million and $1.3 million respectively.  For the same periods in 2009 the amortization expense was $0.9 million and $1.7 million, respectively.

Estimated future amortization expense is as follows (in thousands):

Remainder of 2010	$1,296
2011	1,527
2012	760
2013	760
Total	$4,343

9.  Restructuring Costs

Severance

In the six months ended June 30, 2009, the Company recorded approximately $2.0 million of severance and benefit related costs, included in acquisition and restructuring related costs in the Consolidated Statement of Operations, related to the termination of 53 employees as a result of the redundancy issue associated with the acquisition of Oxford. As of March 31, 2010, all of the $2.0 million severance and benefit related costs were paid.

Lease Termination

In January 2009, associated with the acquisition of Oxford, the Company assumed a building lease in Milpitas, California which was vacated upon acquisition. The Company did not believe it would be able to find a sublease for this property given the market conditions at the time and available space in the area. The future lease costs for the property were $0.3 million which extended through February 2010. The Company recorded the liability, included in other accrued expenses in the Consolidated Balance Sheet, for the costs to be incurred at the future cash payment amount of $0.3 million as the total cash payment was not materially different from the fair value. The lease accrual charge of $0.3 million was recorded in the Consolidated Statement of Operations in the first quarter of 2009. The accrued lease liability was paid in full in January 2010.

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
China	$9,989	$7,980	$18,579	$13,066
United States	5,505	2,700	9,539	5,197
Taiwan	5,050	1,544	10,868	3,258
Singapore	3,422	2,311	7,943	4,392
Other Asia Pacific	2,908	1,650	6,023	3,268
Europe, Middle East and Africa	2,718	1,569	5,301	3,721
The Americas - excluding United States	129	424	287	1,733
Total	$29,721	$18,178	$58,540	$34,635

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009		2010	2009
Excelpoint Systems Pte Ltd	26%	23%		27%	22%
Answer Technology, Inc.	19%	*	%	19%	*	%
Promate Electronics Co., Ltd	11%	17%		12%	16%
Avnet, Inc.	21%	*	%	19%	*	%

*      Less than 10%

The following distributors accounted for 10% or more of the total accounts receivable balance:

	June 30,
	2010	2009
Excelpoint Systems Pte Ltd	28%	25%
Answer Technology, Inc.	20%	14%
Promate Electronics Co., Ltd	15%	13%
Avnet, Inc.	20%	* %

*      Less than 10%

11. Contingencies

On February 2, 2010, Internet Machines LLC ("Internet Machines") filed a complaint, which has been served on the Company, entitled Internet Machines LLC v. Alienware Corporation, et al., in the United States District Court for the Eastern District of Texas, alleging infringement by the Company and the other defendants in the lawsuit of two patents held by Internet Machines.  The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Internet Machines patents.

On May 14, 2010, the Company filed its answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  On July 26, 2010, Internet Machines, pursuant to an order from the court, filed a notice stating that all defendants had responded to the complaint, and that the case was ready to be set for a scheduling conference before the Court.  Accordingly, the Company anticipates that the Court will conduct such a conference within the next two months and issue a scheduling order in this matter that will contain pertinent dates and deadlines.  While it is not possible to determine the ultimate outcome of this litigation, the Company believes that it has meritorious defenses with respect to the claims asserted against it and it intends to vigorously defend its position.  The Company believes that any ultimate liability in this litigation will not have a material impact on its financial position or results of operations.

12.  Income Taxes

A provision for income tax of $0.5 million has been recorded for the six month period ended June 30, 2010, compared to a provision of $35,000 for the same period in 2009.  Income tax expense for the six months ended June 30, 2010 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items which are fully recognized in the period they occur. We excluded from our calculation of the effective tax rate losses of a certain foreign jurisdiction since we cannot benefit those losses. For the same period in 2009, the income tax expense was result of applying the estimated annual effective tax rate to cumulative loss before taxes adjusted for certain discrete items.

The Company has determined that negative evidence supports the need for a full valuation allowance against its net deferred tax assets at this time. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of June 30, 2010, the Company had unrecognized tax benefits of approximately $3.7 million of which none, if recognized, would result in a reduction of the Company’s effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the six months ended June 30, 2010. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. The Company does not believe the amount of its unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 1998 through 2009 remain open to examination by the federal and most state tax authorities due to certain acquired net operating loss and overall credit carryforward positions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future.  Such forward-looking statements also include statements regarding our future gross margin, our future research and development expenses, our future selling, general and administrative expenses, our future unrecognized tax benefits, our ability to meet our capital requirements for the next twelve months, our future capital requirements, current high turns fill requirements, that the Consumer/Small Office Home Office (SOHO) is a rapidly growing market and our anticipation that sales to a small number of customers will account for a significant portion of our sales.  Actual results could differ materially from those projected in such forward-looking statements.  Factors that could cause actual results to differ include unexpected changes in the mix of our product sales, unexpected pricing pressures, unexpected capital requirements that may arise due to other possible acquisitions or other events, unanticipated changes in the businesses of our suppliers, and unanticipated cash shortfalls.  Actual results could also differ for the reasons noted under the sub-heading “Factors That May Affect Future Operating Results” in Item 1A, Risk Factors in Part II of this report on Form 10-Q and in other sections of this report on Form 10-Q.  All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009

Net Revenues

The following table shows the revenue by product type (in thousands) and as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
PCI Express products	$13,586	$6,012	$27,370	$12,208
As a percentage of revenues	45.7%	33.1%	46.8%	35.3%
Storage products	$4,393	$5,245	$9,080	$8,428
As a percentage of revenues	14.8%	28.8%	15.5%	24.3%
Connectivity products	$11,742	$6,921	$22,090	$13,999
As a percentage of revenues	39.5%	38.1%	37.7%	40.4%

Net revenues consist of product revenues generated principally by sales of our semiconductor devices.  Net revenues for the three months ended June 30, 2010 were $29.7 million, an increase of 63.5% from $18.2 million for the same period in 2009. The increase was due to overall higher sales as a result of increased enterprise and consumer spending as market conditions have improved compared to second quarter of 2009.

Net revenues for the six months ended June 30, 2010 were $58.5 million, an increase of 69.0% from $34.6 million for the same period in 2009. The increase was due to overall higher sales as a result of increased enterprise and consumer spending as market conditions have improved compared to the first two quarters of 2009.

In the first half of 2010, increasing product demand throughout the semiconductor industry challenged the industry’s supply chain and we were not able to procure an adequate supply of product to fulfill our customers’ demand for our products. We expect these supplier capacity constraints to continue into the third quarter of 2010.

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009		2010	2009
Excelpoint Systems Pte Ltd	26%	23%		27%	22%
Answer Technology, Inc.	19%	*	%	19%	*	%
Promate Electronics Co., Ltd	11%	17%		12%	16%
Avnet, Inc.	21%	*	%	19%	*	%

*      Less than 10%

In the first quarter of 2009, we experienced a broad decrease in order rates across most product lines, markets and end customers due to the economic downturn that began in the later part of 2008. We began to see market conditions improve in the second half of 2009, which have continued in the first half of 2010. Future demand for our products is uncertain and is highly dependent on general economic conditions and the demand for products that contain our chips. Customer demand for semiconductors can change quickly and unexpectedly.  Our revenue levels have been highly dependent on the amount of new orders that are received for products to be delivered to the customer within the same quarter, also called “turns fill” orders.  Because of the long cycle time to build our products and our lack of visibility into demand when turns fill orders are high, it is difficult to predict which products to build to match future demand.  We believe the current high turns fill requirements will continue indefinitely.  The high turns fill orders pattern, together with the uncertainty of product mix and pricing, makes it difficult to predict future levels of sales and profitability and may require us to carry higher levels of inventory.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	in thousands
Gross profit	$17,489	$10,102	$33,837	$19,048
Gross margin	58.8%	55.6%	57.8%	55.0%

Gross profit for the three months ended June 30, 2010 increased by 73.1% compared to the same period in 2009. The increase in absolute dollars was due to the overall increase of product shipments, while the increase as a percentage was primarily due to a decrease in storage product revenue as a percentage of total revenue which generally have lower margins, as well as overall product and customer mix and cost reductions achieved during the later part of 2009 and into 2010.

Gross profit for the six months ended June 30, 2010 increased by 77.6% compared to the same period in 2009. The increase in absolute dollars was due to the overall increase of product shipments, while the increase as a percentage was primarily due to a decrease in storage product revenue as a percentage of total revenue which generally have lower margins, as well as overall product and customer mix and cost reductions achieved during the later part of 2009 and into 2010.

We expect gross margin to slightly decrease in the third quarter of 2010 as a result of product mix. Future gross profit and gross margin are highly dependent on the product and customer mix, provisions and sales of excess or obsolete inventory, the position of our products in their respective life cycles and specific manufacturing costs.  Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of tape-out costs at our independent foundries, salaries and related costs, including share-based compensation and expenses for outside engineering consultants.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	in thousands
R&D expenses	$8,234	$8,570	$15,787	$16,473
As a percentage of revenues	27.7%	47.1%	27.0%	47.6%

R&D expenses decreased by $0.3 million or 3.9% in the three months ended June 30, 2010 compared to the same period in 2009. The decrease in R&D in absolute dollars was primarily due to decreased R&D spending on engineering tools of $0.4 million due to the timing of projects taped-out and share-based compensation expenses of $0.4 million related to the 2009 tender offer described in Note 2 of the condensed consolidated financial statements, partially offset by an increase in variable compensation expenses of $0.2 million which was a result of increased profitability in the current quarter and consulting expenses of $0.1 million. The decrease in R&D as a percentage was primarily due to increased revenues.

R&D expenses decreased by $0.7 million or 4.2% in the six months ended June 30, 2010 compared to the same period in 2009. The decrease in R&D in absolute dollars was primarily due to decreased R&D spending on engineering tools of $0.7 million due to the timing of projects taped-out and share-based compensation expenses of $0.4 million related to the 2009 tender offer, partially offset by an increase in variable compensation expenses of $0.4 million, which was a result of increased profitability in the current year to date. The decrease in R&D as a percentage was primarily due to increased revenues.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	in thousands
SG&A expenses	$6,701	$7,084	$13,164	$13,979
As a percentage of revenues	22.5%	39.0%	22.5%	40.4%

SG&A expenses decreased by $0.4 million or 5.4% in the three months ended June 30, 2010 compared to the same period in 2009. The decrease in SG&A in absolute dollars is due primarily to a decrease in share-based compensation expenses of $1.2 million related to the 2009 tender offer, partially offset by increases in variable compensation expenses of $0.5 million, which was a result of increased profitability in the current quarter and commissions to manufacturers’ representatives of $0.3 million resulting from increased revenues. The decrease in SG&A as a percentage was primarily due to increased revenues.

SG&A expenses decreased by $0.8 million or 5.8% in the six months ended June 30, 2010 compared to the same period in 2009. The decrease in SG&A in absolute dollars is due primarily to a decrease in share-based compensation expenses of $1.2 million related to the 2009 tender offer and salaries and related costs of $0.5 million as a result of the employee terminations in the first quarter of 2009 due to the redundancy issue associated with the acquisition of Oxford, partially offset by increases in variable compensation expenses of $0.6 million, which was a result of increased profitability in the current year to date, and commissions to manufacturers’ representatives of $0.6 million resulting from increased revenues. The decrease in SG&A as a percentage was primarily due to increased revenues.

Acquisition and Restructuring Related Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	in thousands
Deal costs	$-	$106	$-	$439
Severance costs	-	(7)	-	2,013
Lease commitment accrual	-	-	-	277
	$-	$99	$-	$2,729

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	in thousands
Amortization of acquired intangible assets	$649	$854	$1,297	$1,708
As a percentage of revenues	2.2%	4.7%	2.2%	4.9%

Amortization of acquired intangible assets decreased by $0.2 million or 24.0% in the three months ended June 30, 2010 compared to the same period in 2009. The decrease was due to the accelerated amortization of the developed core technology and the customer base becoming fully amortized in December 2009.

Amortization of acquired intangible assets decreased by $0.4 million or 24.1% in the six months ended June 30, 2010 compared to the same period in 2009. The decrease was due to the accelerated amortization of the developed core technology and the customer base becoming fully amortized in December 2009.

Interest Income and Other, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	in thousands
Interest income	$52	$161	$113	$406
Interest expense	(17)	(147)	(35)	(399)
Other income	13	103	31	158
	$48	$117	$109	$165

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term investment balances. Interest income for the three months ended June 30, 2010 decreased by $0.1 million or 67.7%, compared to the same period in 2009. The decrease was primarily due to the maturity of higher yielding investments and decreased interest rates on new investments.

Interest income for the six months ended June 30, 2010 decreased by $0.3 million or 72.2%, compared to the same period in 2009. The decrease was primarily due to the maturity of higher yielding investments and decreased interest rates on new investments.

Interest expense for the three and six months ended June 30, 2010 of $17,000 and $35,000, respectively, consisted of interest recorded on our capital lease obligations. For the same periods in 2009, interest expense of $0.1 million and $0.4 million, respectively, primarily consisted of interest recorded on the $14.2 million note associated with the acquisition of Oxford.

Other income includes foreign currency transaction gains and losses and other miscellaneous transactions. Other income may fluctuate significantly due to currency fluctuations.

Loss on Fair Value Remeasurement of Contingently Convertible Note Payable

As a part of the consideration for the Oxford acquisition, we recorded a liability for the contingent consideration due which was recorded at fair value as of the acquisition date. We are required to remeasure the liability to fair value until the contingency is resolved and record the change in fair value in earnings.  The fair value of the note payable was based on 3.4 million shares with a stock price of $1.82, or $6.2 million. As of March 31, 2009, the closing stock price was $2.17, or $7.4 million. The loss on the fair value of the note remeasurement is the increase in fair value of the liability of $1.2 million, which was recorded in the first quarter of 2009. On May 22, 2009, the date of conversion, the closing stock price was $2.95, or $10.0 million. The loss on the fair value of the note of $2.7 million was recorded in the second quarter of 2009. See Note 7 of the condensed consolidated financial statements for additional information on the contingent consideration arrangement.

Provision for Income Taxes

A provision for income tax of $0.5 million has been recorded for the six month period ended June 30, 2010, compared to a provision of $35,000 for the same period in 2009.  Income tax benefit for the six months ended June 30, 2010 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items which are fully recognized in the period they occur. The Company excluded from its calculation of the effective tax rate losses of a certain foreign jurisdiction since the Company cannot benefit those losses. For the same period in 2009, the income tax expense is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items.

 We have determined that negative evidence supports the need for a full valuation allowance against our net deferred tax assets at this time. We will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of June 30, 2010, we have unrecognized tax benefits of approximately $3.7 million of which none, if recognized, would result in a reduction of our effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the six months ended June 30, 2010.  Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. We do not expect that the amount of our unrecognized tax benefits will significantly change within the next twelve months.

We are subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 1998 through 2009 remain open to examination by the federal and most state tax authorities due to certain acquired net operating loss and overall credit carryforward positions.

Liquidity and Capital Resources

Cash and Investments

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of June 30, 2010 cash, cash equivalents, short and long-term marketable securities were $45.2 million, an increase of $5.2 million from $40.0 million at December 31, 2009.

Operating Activities

Cash provided by (used in) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, impairments, fair value remeasurements, provisions for excess and obsolete inventories, other non-cash items, and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2010 was $6.6 million compared to cash used in operating activities of $10.7 million in the same period in 2009. The increase in cash flow provided by operations was primarily due to the 69% increase in revenues compared to the same period in 2009 and changes in our working capital. Our days sales outstanding decreased due to strong shipments early in the quarter which were collected by quarter end. The increase in inventory was primarily due to wafers purchased late in the quarter for our products in lower geometries. Our days payable outstanding decreased due to the timing of vendor payments.

Investing Activities

Our investing activities are primarily driven by investment of our excess cash, sales of investments, business acquisitions and capital expenditures. Capital expenditures have generally been comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures. The cash used in investing activities for the six months ended June 30, 2010 of $2.4 million was due to capital expenditures of $1.2 million and the purchase of investments (net of sales and maturities) of $1.1 million. Cash provided by investing activities for the six months ended June 30, 2009 of $15.4 million was due to sales and maturities of investments (net of purchases of investments) of $11.7 million and cash acquired through the acquisition of Oxford of $4.4 million, partially offset by capital expenditures of $0.7 million.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2010 of $0.1 million was due to the payments made on capital lease obligations of $0.3 million, partially offset by proceeds from the exercise of stock options of $0.2 million. Cash used in financing activities for the six months ended June 30, 2009 of $1.2 million was due to the payments made as a result of the tender offer of $0.9 million and on capital lease obligations of $0.3 million.

Obligations

As of June 30, 2010, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
		Less than	1-3	More than
	Total	1 Year	Years	3 Years
Operating leases - facilities and equipment	$2,378	$599	$1,368	$411
Capital leases - IP	1,875	1,425	450	-
Software licenses	4,667	2,915	1,752	-
Inventory purchase commitments	10,752	10,752	-	-
Total cash obligations	$19,672	$15,691	$3,570	$411

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

As of June 30, 2010, we offer pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. We analyze current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program.  We also offer stock rotation rights to three distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. We analyze current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required for this program. In addition, we have arrangements with a small number of customers offering a rebate program on various products. We record rebates as a reduction of revenue when the rebate is in the form of cash consideration. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

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

Taxes

We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of June 30, 2010, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. We will maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance.

Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents, short-term investments and long-term investments of $32.4 million at June 30, 2010.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  We invest primarily in high quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $1,000 decrease (less than 1%) in the fair value of our available-for-sale securities.

Foreign Currency Exchange Risk

All of our revenue and a majority of our expense and capital purchasing activities are transacted in U.S. dollars. However, we have significant operating activities incurred in or exposed to other currencies, primarily the British Pound. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could have a material impact on our results of operations. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that a weighted average adverse change of 20% in currency exchange rates could be experienced in the near term. Such an adverse change would have resulted in an adverse impact on income before taxes of $1.3 million as of June 30, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On May 14, 2010, we filed our answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  On July 26, 2010, Internet Machines, pursuant to an order from the court, filed a notice stating that all defendants had responded to the complaint, and that the case was ready to be set for a scheduling conference before the Court.  Accordingly, we anticipate that the Court will conduct such a conference within the next two months and issue a scheduling order in this matter that will contain pertinent dates and deadlines.  While it is not possible to determine the ultimate outcome of this litigation, we believe that we have meritorious defenses with respect to the claims asserted against us and we intend to vigorously defend our position.  We believe that any ultimate liability in this litigation will not have a material impact on our financial position or results of operations.

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

Global Economic Conditions May Continue to Have an Adverse Effect on Our Businesses and Results of Operations

In late 2008 and 2009, the severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy contributed to slowdowns in the industries in which we operate.  Economic uncertainty exacerbated negative trends in spending and caused certain customers to push out, cancel, or refrain from placing orders, which reduced revenue. We have seen market conditions improve in the second half of 2009 and the first half of 2010; however, the outlook for 2010 remains uncertain. Difficulties in obtaining capital and uncertain market conditions may lead to the inability of some customers to obtain affordable financing, resulting in lower sales. Customers with liquidity issues may lead to additional bad debt expense. These conditions may also similarly affect key suppliers, which could affect their ability to deliver parts and result in delays in the availability of product.  Further, these conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. In addition, we maintain an investment portfolio that is subject to general credit, liquidity, market and interest rate risks that may be exacerbated by deteriorating financial market conditions and, as a result, the value and liquidity of the investment portfolio could be negatively impacted and lead to impairment.  If the current improving economic conditions are not sustained or begin to deteriorate again, or if we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

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

In the first half of 2010, increasing product demand throughout the semiconductor industry challenged the industry’s supply chain and we were not able to procure an adequate supply of product to fulfill our customers’ demand for our products. We expect these supplier capacity constraints to continue into the third quarter of 2010.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. For the six months ended June 30, 2010 and 2009, sales through distributors accounted for approximately 94% and 86%, respectively, of our net revenues. Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

On May 14, 2010, we filed our answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  On July 26, 2010, Internet Machines, pursuant to an order from the court, filed a notice stating that all defendants had responded to the complaint, and that the case was ready to be set for a scheduling conference before the Court.  Accordingly, we anticipate that the Court will conduct such a conference within the next two months and issue a scheduling order in this matter that will contain pertinent dates and deadlines.  While it is not possible to determine the ultimate outcome of this litigation, we believe that we have meritorious defenses with respect to the claims asserted against us and we intend to vigorously defend our position.  We believe that any ultimate liability in this litigation will not have a material impact on our financial position or results of operations.

During the course of lawsuits, we may incur certain costs associated with defending or prosecuting these matters. This litigation could also divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor.  In addition, we may not be able to develop or acquire non-infringing technology or procure licenses to the infringing technology under reasonable terms.  This could require expenditures by us of substantial time and other resources.  Any of these developments would have a material adverse effect on our business.

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

Sales outside of the United States accounted for approximately 84% of our revenues for the six months ended June 30, 2010.  In 2009 and 2008, sales outside of the United States accounted for approximately 84% and 77% of our revenues, respectively.  Sales outside of the United States may fluctuate in future periods and are expected to account for a large portion of our revenues.  In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the United States, thereby exposing us indirectly to foreign risks.  Further, most of our semiconductor products are manufactured outside of the United States.  Accordingly, we are subject to international risks, including:

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

Date: August 4, 2010

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