Form 10-Q
period 2010-09-30
PLX TECHNOLOGY INC
filed 2010-11-04
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[  ]  No[  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer [  ]      Accelerated filer [X]      Non-accelerated filer [  ]       Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]    No [X]

As of September 30, 2010 there were 37,100,405 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2010

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$25,100	$11,299
Short-term marketable securities	13,727	27,060
Accounts receivable, net	12,921	9,167
Inventories	14,168	9,628
Other current assets	3,519	3,712
Total current assets	69,435	60,866
Property and equipment, net	11,452	10,856
Goodwill	1,367	1,367
Other acquired intangible assets, net	3,695	5,640
Long-term marketable securities	4,305	1,656
Other assets	2,192	3,635
Total assets	$92,446	$84,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,320	$6,489
Accrued compensation and benefits	3,256	1,261
Accrued commissions	729	740
Income taxes payable	812	-
Short term capital lease obligation	1,131	776
Other accrued expenses	1,437	1,657
Total current liabilities	14,685	10,923
Long term capital lease obligation	295	1,098
Total liabilities	14,980	12,021

Stockholders' Equity:
Common stock, par value	37	37
Additional paid-in capital	155,098	153,939
Accumulated other comprehensive loss	(122)	(87)
Accumulated deficit	(77,547)	(81,890)
Total stockholders' equity	77,466	71,999
Total liabilities and stockholders' equity	$92,446	$84,020

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenues	$30,234	$21,559	$88,774	$56,194
Cost of revenues	12,307	9,420	37,010	25,007
Gross margin	17,927	12,139	51,764	31,187

Operating expenses:
Research and development	7,605	7,550	23,392	24,023
Selling, general and administrative	6,570	5,608	19,734	19,587
Acquisition and restructuring related costs	510	171	510	2,900
Amortization of acquired intangible assets	648	854	1,945	2,562
Total operating expenses	15,333	14,183	45,581	49,072

Income (loss) from operations	2,594	(2,044)	6,183	(17,885)
Interest income and other, net	(1)	149	108	314
Loss on fair value remeasurement	-	-	-	(3,842)
Income (loss) before provision for income taxes	2,593	(1,895)	6,291	(21,413)

Provision (benefit) for income taxes	1,445	(41)	1,948	(6)

Net income (loss)	$1,148	$(1,854)	$4,343	$(21,407)

Basic net income (loss) per share	$0.03	$(0.05)	$0.12	$(0.61)
Shares used to compute basic per share amounts	37,098	37,005	37,068	35,195

Diluted net income (loss) per share	$0.03	$(0.05)	$0.11	$(0.61)
Shares used to compute diluted per share amounts	37,683	37,005	37,795	35,195

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$4,343	$(21,407)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	2,448	2,468
Share-based compensation expense	943	2,341
Amortization of acquired intangible assets	1,945	2,562
Write-downs of inventories	401	428
Fair value remeasurement of note payable	-	3,842
Other non-cash items	208	(143)
Changes in operating assets and liabilities:
Accounts receivable	(3,754)	(688)
Inventories	(4,825)	1,218
Other current assets	193	1,789
Other assets	595	(459)
Accounts payable	831	(528)
Accrued compensation and benefits	1,996	(1,464)
Other accrued expenses	509	(487)
Net cash provided by (used in) operating activities	5,833	(10,528)

Cash flows from investing activities:
Cash acquired in Oxford acquisition	-	4,392
Purchases of marketable securities	(26,824)	(17,966)
Sales and maturities of marketable securities	37,298	32,850
Purchase of property and equipment	(2,225)	(790)
Proceeds from sales of property and equipment	22	2
Net cash provided by investing activities	8,271	18,488

Cash flows from financing activities:
Proceeds from exercise of common stock options	216	26
Tender Offer payments	-	(933)
Principal payments on capital lease obligations	(493)	(528)
Net cash (used in) financing activities	(277)	(1,435)

Effect of exchange rate fluctuations on cash and cash equivalents	(26)	(27)

Net increase in cash and cash equivalents	13,801	6,498
Cash and cash equivalents at beginning of period	11,299	6,865
Cash and cash equivalents at end of period	$25,100	$13,363

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,017	$55
Cash from income tax refunds	$-	$1,069
Cash paid for interest	$47	$399
Common stock issued in connection with acquisition	$-	$20,222
Common stock issued in connection with acquisition after conversion of the note into shares	$-	$10,030

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, “PLX” or the “Company”) as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Comprehensive Net Income (Loss)

The Company’s comprehensive net income (loss) for the three and nine month periods ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$1,148	$(1,854)	$4,343	$(21,407)
Unrealized loss on marketable securities, net	(5)	(70)	(13)	(191)
Cumulative translation adjustments	(4)	85	(22)	63
Comprehensive net income (loss)	$1,139	$(1,839)	$4,308	$(21,535)

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

As of September 30, 2010, the Company offers pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. The Company analyzes current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program.  The Company also offers stock rotation rights to three distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. The Company analyzes current stock rotation requests and past experience to determine the ending sales reserve required for this program. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

Recent Accounting Pronouncement

In April 2010 the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

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

In October 2009, the FASB updated the guidance related to Multiple Element Arrangements. This guidance relates to the final consensus reached by FASB on a new revenue recognition guidance regarding revenue arrangements with multiple deliverables. The new accounting guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new accounting guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Risk-free interest rate	1.09%	2.19%	1.59%	2.35%
Expected volatility	0.62	0.61	0.62	0.62
Expected life (years)	4.19	4.51	4.19	4.51

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

As share-based compensation expense recognized in the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rate at September 30, 2010 and 2009 of 26% and 29%, respectively, was based on historical experience.

The following table shows total share-based compensation and employee stock ownership plan expenses for the three and nine months ended September 30, 2010 and 2009, included in the respective line items of the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of revenues	$8	$6	$25	$85
Research and development	155	62	464	766
Selling, general and administrative	223	102	706	1,779
Total share-based compensation expense	$386	$170	$1,195	$2,630

A summary of option activity under the Company’s stock equity plans during the first three quarters of 2010 is as follows:

				Weighted Average
				Remaining	Aggregate
	Options Available	Number of	Weighted Average	Contratual Term	Intrinsic
Options	for Grant	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2009	870,810	2,825,796	$4.36	5.14	$1,794,310
Granted	(830,500)	830,500	4.92
Exercised	-	(30,140)	2.59
Cancelled	32,605	(32,605)	4.90
Plan Termination	(625)	-	-

Outstanding at March 31, 2010	72,290	3,593,551	$4.50	5.34	$5,758,282
Authorized	1,500,000	-	-
Granted	(43,000)	43,000	4.78
Exercised	-	(51,283)	2.41
Cancelled	15,495	(15,495)	8.96
Plan Termination	(2,416)	-	-

Outstanding at June 30, 2010	1,542,369	3,569,773	$4.51	5.17	$3,241,577
Granted	(3,000)	3,000	3.91
Exercised	-	(6,779)	2.10
Cancelled	48,011	(48,011)	4.81

Outstanding at September 30, 2010	1,587,380	3,517,983	$4.51	4.94	$2,244,832

Exercisable at September 30, 2010		1,560,364	$5.59	3.87	$919,283

The Black-Scholes weighted average fair values of options granted during the three months ended September 30, 2010 and 2009 were $1.88 and $1.95, respectively.

The Black-Scholes weighted average fair values of options granted during the nine months ended September 30, 2010 and 2009 were $2.40 and $1.20, respectively.

The following table summarizes ranges of outstanding and exercisable options as of September 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$$1.25-$2.00	816,419	5.35	$1.91	302,522	$1.91
$$2.04-$3.76	723,277	4.61	2.46	419,695	2.68
$$3.87-$4.68	333,166	5.63	3.95	130,026	4.05
$$4.92-$4.92	809,840	6.42	4.92	-	-
$$4.95-$16.65	835,281	3.12	8.67	708,121	9.17
Total	3,517,983	4.94	$4.51	1,560,364	$5.59

The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $14,000 and $0.3 million. For the same periods in 2009, the total intrinsic value of options exercised was $2,000. The fair value of options vested during the three and nine months ended September 30, 2010 was approximately $0.8 million and $2.5 million, respectively. As of September 30, 2010, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $1.3 million which is expected to be recognized as expense over a weighted average period of approximately 1.36 years.

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

3.  Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	September 30,	December 31,
	2010	2009
Work-in-process	$5,257	$2,242
Finished goods	8,911	7,386
Total	$14,168	$9,628

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

4.  Net Income (Loss) Per Share

The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$1,148	$(1,854)	$4,343	$(21,407)
Weighted average shares of common stock outstanding	37,098	37,005	37,068	35,195
Net income (loss) per share - basic	$0.03	$(0.05)	$0.12	$(0.61)
Shares used in computing basic net income (loss) per share	37,098	37,005	37,068	35,195
Dilutive effect of stock options	585	-	727	-
Shares used in computing diluted net income (loss) per share	37,683	37,005	37,795	35,195
Net income (loss) per share - diluted	$0.03	$(0.05)	$0.11	$(0.61)

Weighted average employee stock options to purchase approximately 2.0 million and 1.8 million shares for the three and nine month periods ended September 30, 2010 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of stock options was greater than the average share price of the Company’s stock and, therefore, the effect would have been anti-dilutive.

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

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$213	$213	$-	$-
Certificate of deposit	1,245	1,245	-	-
Marketable securities	17,036	-	17,036	-
Total	$18,494	$1,458	$17,036	$-

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$3,611	$3,611	$-	$-
Certificate of deposit	1,726	1,726	-	-
Marketable securities	26,990	-	26,990	-
Total	$32,327	$5,337	$26,990	$-

6.  Investments

As of September 30, 2010, the Company’s securities consisted of debt securities and were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices or prices quoted in markets that are not active, with unrealized gains and losses reported in a separate component of stockholders’ equity.  The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity, both of which are included in interest income.  Realized gains and losses are recorded on the specific identification method.

The fair value of available-for-sale investments is as follows (in thousands):

	September 30, 2010
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$1,245	$-	$-	$1,245
Corporate bonds and notes	3,901	1	(3)	3,899
Municipal bonds	430	1	-	431
US treasury and government agencies securities	12,690	16	-	12,706
Total bonds, notes and equity securities	$18,266	$18	$(3)	$18,281
Less amounts classified as cash equivalents				(249)
Total short and long-term available-for-sale investments				$18,032

Contractual maturity dates for investments:
Less than one year:				13,727
One to two years:				4,305
				$18,032

	December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$1,726	$-	$-	$1,726
Corporate bonds and notes	1,937	8	(3)	1,942
Municipal bonds	106	-	-	106
US treasury and government agencies securities	24,919	35	(12)	24,942
Total bonds, notes and equity securities	$28,688	$43	$(15)	$28,716

Contractual maturity dates for investments:
Less than one year:				27,060
One to two years:				1,656
				$28,716

The following tables show the gross unrealized losses and fair value for investments in an unrealized loss position as of September 30, 2010 and December 31, 2009, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	September 30, 2010
	Less than 12 Months		12 months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate bonds and notes	$3,336	$(3)	$-	$-	$3,336	$(3)
Total	$3,336	$(3)	$-	$-	$3,336	$(3)

	December 31, 2009
	Less than 12 Months		12 months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate bonds and notes	$561	$(3)	$-	$-	$561	$(3)
US treasury and government agencies securities	13,292	(12)	-	-	13,292	(12)
Total	$13,853	$(15)	$-	$-	$13,853	$(15)

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

Oxford contributed revenues and gross profit of $5.8 million and $3.1 million, respectively, to the Company for the quarter ended September 30, 2010, and $18.8 million and $10.0 million, respectively, for the nine months ended September 30, 2010. In the three months ended September 30, 2009 Oxford contributed revenues and gross profit of $7.5 million and $3.9 million, respectively, and $19.2 million and $9.5 million, respectively, for the period from January 2, 2009 to September 30, 2009. Oxford operations were fully integrated as of the end of the first quarter of 2009 and it is therefore not practicable to identify earnings associated with Oxford’s contribution.

Because the acquisition took place on January 2, 2009, which was in substance the beginning of the year, no pro forma data is presented as the Company’s historical statement of operations already includes the results of Oxford for the entire period.

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

The following table summarizes the gross carrying amount and accumulated amortization for each major intangible class and the weighted average amortization period, in total and by major intangible asset class, as of September 30, 2010 (in thousands).

					Estimated
	Gross Carrying	Accumulated	Net	Amortization	Useful
	Value	Amortization	Value	Method	Life
Existing and core technology
USB and Serial Connectivity	$4,600	$(3,450)	$1,150	Accelerated	3 years
Network Attached Storage Connectivity	3,800	(1,330)	2,470	Straight-line	5 years
Trade Name	600	(525)	75	Straight-line	2 years
Customer Relationships	56	(56)	-	Accelerated	1 year
Totals	$9,056	$(5,361)	$3,695		3.8 years

The amortization expense for the three and nine month periods ended September 30, 2010 was $0.6 million and $1.9 million respectively.  For the same periods in 2009 the amortization expense was $0.9 million and $2.6 million, respectively.

Estimated future amortization expense is as follows (in thousands):

Remainder of 2010	$648
2011	1,527
2012	760
2013	760
Total	$3,695

9.  Restructuring Costs

Severance

In the nine months ended September 30, 2009, the Company recorded approximately $2.0 million of severance and benefit related costs, included in acquisition and restructuring related costs in the Consolidated Statement of Operations, related to the termination of 53 employees as a result of the redundancy issue associated with the acquisition of Oxford. As of March 31, 2010, all of the $2.0 million severance and benefit related costs were paid.

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
China	$8,904	$8,251	$27,483	$21,317
United States	5,854	3,068	15,393	8,265
Taiwan	5,653	3,272	16,521	6,530
Singapore	3,657	2,903	11,600	7,295
Europe, Middle East and Africa	3,609	1,949	8,910	5,670
Other Asia Pacific	2,467	2,049	8,490	5,316
The Americas - excluding United States	90	67	377	1,801
Total	$30,234	$21,559	$88,774	$56,194

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Excelpoint Systems Pte Ltd	27%	23%	27%	23%
Avnet, Inc.	26%	11%	21%	10%
Answer Technology, Inc.	16%	13%	18%	11%
Promate Electronics Co., Ltd	* %	18%	10%	17%

*      Less than 10%

The following distributors accounted for 10% or more of the total accounts receivable balance:

	September 30,
	2010	2009
Excelpoint Systems Pte Ltd	28%	26%
Avnet, Inc.	28%	16%
Answer Technology, Inc.	19%	18%
Promate Electronics Co., Ltd	* %	16%

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

On May 14, 2010, the Company filed its answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  On October 15, 2010, the Court entered an order requiring all parties to appear for a scheduling conference on Monday, December 6, 2010, and that the parties must file a joint case management plan, which must include a proposed scheduling order, by November 22, 2010.  In addition, on Wednesday, October 13, 2010, the Company filed a motion to transfer venue of this action to the Northern District of California.  While it is not possible to determine the outcome of that motion to transfer or the ultimate outcome of this litigation, the Company believes that it has meritorious defenses with respect to the claims asserted against it and it intends to vigorously defend its position.  The Company believes that any ultimate liability in this litigation will not have a material impact on its financial position or results of operations.

12.  Income Taxes

A provision for income tax of $1.9 million has been recorded for the nine month period ended September 30, 2010, compared to a benefit of $6,000 for the same period in 2009.  Income tax expense for the nine months ended September 30, 2010 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items which are fully recognized in the period they occur. We excluded from our calculation of the effective tax rate losses of a certain foreign jurisdiction since we cannot benefit those losses. For the same period in 2009, the income tax benefit was result of applying the estimated annual effective tax rate to cumulative loss before taxes adjusted for certain discrete items.

The Company has determined that negative evidence supports the need for a full valuation allowance against its net deferred tax assets at this time. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of September 30, 2010, the Company had unrecognized tax benefits of approximately $3.7 million of which none, if recognized, would result in a reduction of the Company’s effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the nine months ended September 30, 2010. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. The Company does not believe the amount of its unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 1998 through 2009 remain open to examination by the federal and most state tax authorities due to certain acquired net operating loss and overall credit carryforward positions.

13.  Subsequent Event

On October 1, 2010, the Company acquired all of the outstanding shares of capital stock of Teranetics, Inc., a privately held fabless provider of high-performance mixed-signal semiconductors.

Teranetics’ corporate headquarters are located in San Jose, California.  Founded in 2003, Teranetics provides state-of-the-art silicon solutions that enable 10 Gigabit per second rates over widely installed low-cost CAT6 and CAT6a cabling.  Teranetics’ products allow data centers and enterprise networks to increase scalability and improve throughput while dramatically lowering the cost of ownership for 10 Gigabit per second links.

Under the terms of the merger agreement, the Company acquired all of the outstanding shares of capital stock of Teranetics in exchange for approximately 7.4 million shares of PLX, cash of approximately $1.0 million and two promissory notes aggregating approximately $6.9 million.  The first note is for $5.4 million due one year from closing and the second is for approximately $1.5 million due three years from closing.  The Company also assumed or repaid approximately $17.4 million of Teranetics corporate obligations, including indebtedness, transaction expenses incurred by Teranetics and cash bonuses payable to Teranetics employees.  Prior to signing the merger agreement, the Company also made a $1.0 million bridge loan to Teranetics.

The Company has not completed the purchase accounting as the valuation work is currently in process.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future.  Such forward-looking statements also include statements regarding our future gross margin, our future research and development expenses, our future selling, general and administrative expenses, our expectations of future synergies from our acquisition of Teranetics, Inc., our future unrecognized tax benefits, our ability to meet our capital requirements for the next twelve months, our future capital requirements, current high turns fill requirements, that the Consumer/Small Office Home Office (SOHO) is a rapidly growing market and our anticipation that sales to a small number of customers will account for a significant portion of our sales.  Actual results could differ materially from those projected in such forward-looking statements.  Factors that could cause actual results to differ include unexpected changes in the mix of our product sales, unexpected pricing pressures, unexpected capital requirements that may arise due to other possible acquisitions or other events, unanticipated changes in the businesses of our suppliers, and unanticipated cash shortfalls.  Actual results could also differ for the reasons noted under the sub-heading “Factors That May Affect Future Operating Results” in Item 1A, Risk Factors in Part II of this report on Form 10-Q and in other sections of this report on Form 10-Q.  All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

On October 1, 2010, we completed the acquisition of Teranetics, the broadly recognized leader in 10 Gigabit Ethernet over copper physical layer (10GBase-T PHY) technology.  Teranetics delivered the industry’s first fully integrated single-chip implementation of single-port and dual-port 10GBase-T PHY silicon and this silicon is the only known solution in production today.  Teranetics provides state-of-the-art silicon solutions that enable 10 Gigabit per second rates over widely installed low-cost CAT6 and CAT6a cabling.  Teranetics’ products allow data centers and enterprise networks to increase scalability and improve throughput while dramatically lowering the cost of ownership for 10 Gigabit per second links.

PCI Express and 10G Ethernet have their advantages and will continue to coexist as complementary technologies in the data center.  PLX will leverage its unique leadership position, technology and IP with these two dominant IOs to bring out new architectures for the data centers of tomorrow and to tap further into the Ethernet semiconductor market.  These future solutions can take advantage of both technologies while leveraging the company’s superior switching fabrics, high-speed analog, and SoC capabilities to increase performance, lower power consumption and reduce overall system costs.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

Net Revenues

The following table shows the revenue by product type (in thousands) and as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
PCI Express products	$14,434	$7,716	$41,804	$19,924
As a percentage of revenues	47.7%	35.8%	47.1%	35.5%
Storage products	$3,679	$5,947	$12,759	$14,375
As a percentage of revenues	12.2%	27.6%	14.4%	25.5%
Connectivity products	$12,121	$7,896	$34,211	$21,895
As a percentage of revenues	40.1%	36.6%	38.5%	39.0%

Net revenues consist of product revenues generated principally by sales of our semiconductor devices.  Net revenues for the three months ended September 30, 2010 were $30.2 million, an increase of 40.2% from $21.6 million for the same period in 2009. The increase was due to higher sales of our PCI Express and connectivity products as a result of increased enterprise and consumer spending as market conditions have improved compared to third quarter of 2009 and the adoption of PCI Express in newer applications, partially offset by a decrease in sales of our storage products.

Net revenues for the nine months ended September 30, 2010 were $88.8 million, an increase of 58.0% from $56.2 million for the same period in 2009. The increase was due to higher sales of our PCI Express and connectivity products as a result of increased enterprise and consumer spending as market conditions have improved in 2010 compared to 2009 and the adoption of PCI Express in newer applications, partially offset by a decrease in sales of our storage products.

In the first half of 2010 and into the third quarter, increasing product demand throughout the semiconductor industry challenged the industry’s supply chain and we were not able to procure an adequate supply of product to fulfill our customers’ demand for our products. Toward the end of the third quarter, the constraints were loosening and returning to more standard lead-times.

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Excelpoint Systems Pte Ltd	27%	23%	27%	23%
Avnet, Inc.	26%	11%	21%	10%
Answer Technology, Inc.	16%	13%	18%	11%
Promate Electronics Co., Ltd	* %	18%	10%	17%

*      Less than 10%

In the first quarter of 2009, we experienced a broad decrease in order rates across most product lines, markets and end customers due to the economic downturn that began in the later part of 2008. We have seen market conditions improve in the second half of 2009 and 2010: however, we are seeing the rate of growth has slowed as inventory levels have balanced themselves out. Future demand for our products is uncertain and is highly dependent on general economic conditions and the demand for products that contain our chips. Customer demand for semiconductors can change quickly and unexpectedly.  Our revenue levels have been highly dependent on the amount of new orders that are received for products to be delivered to the customer within the same quarter, also called “turns fill” orders.  Because of the long cycle time to build our products and our lack of visibility into demand when turns fill orders are high, it is difficult to predict which products to build to match future demand.  We believe the current high turns fill requirements will continue indefinitely.  The high turns fill orders pattern, together with the uncertainty of product mix and pricing, makes it difficult to predict future levels of sales and profitability and may require us to carry higher levels of inventory.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	in thousands
Gross profit	$17,927	$12,139	$51,764	$31,187
Gross margin	59.3%	56.3%	58.3%	55.5%

Gross profit for the three months ended September 30, 2010 increased by 47.7% compared to the same period in 2009. The increase in absolute dollars was due to the overall increase of product shipments, while the increase as a percentage was primarily due to a decrease in storage product revenue as a percentage of total revenue which generally have lower margins, as well as overall product and customer mix and cost reductions achieved during the later part of 2009 and into 2010.

Gross profit for the nine months ended September 30, 2010 increased by 66.0% compared to the same period in 2009. The increase in absolute dollars was due to the overall increase of product shipments, while the increase as a percentage was primarily due to a decrease in storage product revenue as a percentage of total revenue which generally have lower margins, as well as overall product and customer mix and cost reductions achieved during the later part of 2009 and into 2010.

We expect gross margin to slightly decrease in the fourth quarter of 2010 as a result of product mix. Future gross profit and gross margin are highly dependent on the product and customer mix, provisions and sales of previously written down inventory, the position of our products in their respective life cycles and specific manufacturing costs.  Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of tape-out costs at our independent foundries, salaries and related costs, including share-based compensation and expenses for outside engineering consultants.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	in thousands
R&D expenses	$7,605	$7,550	$23,392	$24,023
As a percentage of revenues	25.2%	35.0%	26.4%	42.8%

R&D expenses increased by $0.1 million or 0.7% in the three months ended September 30, 2010 compared to the same period in 2009. The increase in R&D in absolute dollars was primarily due to increased R&D spending on tape-out related activities of $0.2 million due to timing of projects taped-out and variable compensation expenses of $0.2 million which was a result of increased profitability in the current quarter, partially offset by decreased spending on engineering tools of $0.2 million and consulting expenses of $0.1 million. The decrease in R&D as a percentage was primarily due to increased revenues.

R&D expenses decreased by $0.6 million or 2.6% in the nine months ended September 30, 2010 compared to the same period in 2009. The decrease in R&D in absolute dollars was primarily due to decreased R&D spending on tape-out related activities and engineering tools of $0.7 million due to the timing of projects taped-out, share-based compensation expenses of $0.3 million related to the 2009 tender offer and salaries and related costs of $0.1 million as a result of the employee terminations in the first quarter of 2009 due to the redundancy issue associated with the acquisition of Oxford, partially offset by an increase in variable compensation expenses of $0.6 million, which was a result of increased profitability in the current year to date. The decrease in R&D as a percentage was primarily due to increased revenues.

We believe continued spending on research and development to develop new products is critical to our success. In addition, with the recent acquisition of Teranetics, we expect R&D expenses will increase in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related costs, including share-based compensation, commissions to manufactures’ representatives and professional fees, as well as trade show and other promotional expenses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	in thousands
SG&A expenses	$6,570	$5,608	$19,734	$19,587
As a percentage of revenues	21.7%	26.0%	22.2%	34.9%

SG&A expenses increased by $1.0 million or 17.2% in the three months ended September 30, 2010 compared to the same period in 2009. The increase in SG&A in absolute dollars is due primarily to an increase in variable compensation expenses of $0.4 million, which was a result of increased profitability, commissions to manufacturers’ representatives of $0.3 million resulting from increased revenues, share-based compensation expenses of $0.1 million and new product samples expense of $0.1 million, partially offset by a decrease in employee commissions of $0.2 million. The decrease in SG&A as a percentage was primarily due to increased revenues.

SG&A expenses increased by $0.1 million or 0.8% in the nine months ended September 30, 2010 compared to the same period in 2009. The increase in SG&A in absolute dollars is due primarily to an increase in variable compensation expenses of $1.0 million, which was a result of increased profitability in the current year to date and commissions to manufacturers’ representatives of $0.9 million resulting from increased revenues, partially offset by decreases in share-based compensation expenses of $1.0 million related to the 2009 tender offer, salaries and related costs of $0.6 million as a result of the employee terminations in the first quarter of 2009 due to the redundancy issue associated with the acquisition of Oxford and employees commissions of $0.3 million. The decrease in SG&A as a percentage was primarily due to increased revenues.

While we believe we will be able to achieve synergies with the acquisition of Teranetics, we expect SG&A expenses of the combined companies to increase in the fourth quarter 2010.

Acquisition and Restructuring Related Costs

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	in thousands
Deal costs	$510	$-	$510	$439
Severance costs	-	99	-	2,112
Asset impairment	-	38	-	38
Lease commitment accrual	-	34	-	311
	$510	$171	$510	$2,900

In the nine months ended September 30, 2010, we recorded $0.5 million in acquisition related costs associated with the October 1, 2010 acquisition of Teranetics. During the same period in 2009, we recorded $2.9 million in acquisition related costs associated with the January 2, 2009 acquisition of Oxford. Deal costs related primarily to outside legal and accounting costs. Severance costs were the result of layoffs due to the redundancy issue that arose as a result of the acquisition and the downsizing of our Singapore R&D facility. In addition, we assumed a building lease in Milpitas, California which was vacated upon the acquisition.  As a result, we recorded a lease commitment charge on the operating lease in the first quarter of 2009. See Note 9 of the condensed consolidated financial statements for additional information.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets consists of amortization expense related to developed core technology, tradename and customer base acquired as a result of the Oxford acquisition in January 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	in thousands
Amortization of acquired intangible assets	$648	$854	$1,945	$2,562
As a percentage of revenues	2.1%	4.0%	2.2%	4.6%

Amortization of acquired intangible assets decreased by $0.2 million or 24.1% in the three months ended September 30, 2010 compared to the same period in 2009. The decrease was due to the accelerated amortization of the developed core technology and the customer base becoming fully amortized in December 2009.

Amortization of acquired intangible assets decreased by $0.6 million or 24.1% in the nine months ended September 30, 2010 compared to the same period in 2009. The decrease was due to the accelerated amortization of the developed core technology and the customer base becoming fully amortized in December 2009.

We have not completed the valuation work for the acquisition of Teranetics; however, we do expect amortization of intangibles to increase as a result of the acquisition.

Interest Income/Expense and Other, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	in thousands
Interest income	$50	$128	$163	$534
Interest expense	(15)	(30)	(50)	(429)
Other income	(36)	51	(5)	209
	$(1)	$149	$108	$314

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term investment balances. Interest income for the three months ended September 30, 2010 decreased by $0.1 million or 60.9%, compared to the same period in 2009. The decrease was primarily due to the maturity of higher yielding investments and decreased interest rates on new investments.

Interest income for the nine months ended September 30, 2010 decreased by $0.4 million or 69.5%, compared to the same period in 2009. The decrease was primarily due to the maturity of higher yielding investments and decreased interest rates on new investments.

Interest expense for the three and nine months ended September 30, 2010 of $15,000 and $50,000, respectively, consisted of interest recorded on our capital lease obligations. For the same periods in 2009, interest expense of $30,000 and $0.4 million, respectively, primarily consisted of interest recorded on the $14.2 million note associated with the acquisition of Oxford and interest recorded on our capital lease obligations.

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

Provision for Income Taxes

A provision for income tax of $1.9 million has been recorded for the nine month period ended September 30, 2010, compared to a benefit of $6,000 for the same period in 2009.  Income tax benefit for the nine months ended September 30, 2010 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items which are fully recognized in the period they occur. We excluded from our calculation of the effective tax rate losses of a certain foreign jurisdiction since we cannot benefit those losses. For the same period in 2009, the income tax expense is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items.

We have determined that negative evidence supports the need for a full valuation allowance against our net deferred tax assets at this time. We will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of September 30, 2010, we have unrecognized tax benefits of approximately $3.7 million of which none, if recognized, would result in a reduction of our effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the nine months ended September 30, 2010.  Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. We do not expect that the amount of our unrecognized tax benefits will significantly change within the next twelve months.

We are subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 1998 through 2009 remain open to examination by the federal and most state tax authorities due to certain acquired net operating loss and overall credit carryforward positions.

Liquidity and Capital Resources

Cash and Investments

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of September 30, 2010 cash, cash equivalents, short and long-term marketable securities were $43.1 million, an increase of $3.1 million from $40.0 million at December 31, 2009.

Operating Activities

Cash provided by (used in) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, impairments, fair value remeasurements, provisions for excess and obsolete inventories, other non-cash items, and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2010 was $5.8 million compared to cash used in operating activities of $10.5 million in the same period in 2009. The increase in cash flow provided by operations was primarily due to the 58.0% increase in revenues compared to the same period in 2009 and changes in our working capital. Our days sales outstanding increased due to strong shipments late in the quarter. The increase in inventory reflects the continued improvement in available capacity in our supply chain. Our days payable outstanding decreased due to the timing of vendor payments.

Investing Activities

Our investing activities are primarily driven by investment of our excess cash, sales of investments, business acquisitions and capital expenditures. Capital expenditures have generally been comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures. The cash provided by investing activities for the nine months ended September 30, 2010 of $8.3 million was due to the sales and maturities of investments (net of purchases) of $10.5 million, partially offset by capital expenditures of $2.2 million. Cash provided by investing activities for the nine months ended September 30, 2009 of $18.5 million was due to sales and maturities of investments (net of purchases) of $14.9 million and cash acquired through the acquisition of Oxford of $4.4 million, partially offset by capital expenditures of $0.8 million.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2010 of $0.3 million was due to the payments made on capital lease obligations of $0.5 million, partially offset by proceeds from the exercise of stock options of $0.2 million. Cash used in financing activities for the nine months ended September 30, 2009 of $1.4 million was due to the payments made as a result of the tender offer of $0.9 million and on capital lease obligations of $0.5 million.

Obligations

As of September 30, 2010, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
		Less than	1-3	More than
	Total	1 Year	Years	3 Years
Operating leases - facilities and equipment	$2,219	$556	$1,364	$299
Capital leases - IP	1,725	1,125	600	-
Software licenses	3,462	2,423	1,039	-
Inventory purchase commitments	8,161	8,161	-	-
Total cash obligations	$15,567	$12,265	$3,003	$299

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

On October 1, 2010 we closed the acquisition of Teranetics. Under the terms of the merger agreement, we acquired all of the outstanding shares of capital stock of Teranetics in exchange for approximately 7.4 million shares of PLX, cash of approximately $1.0 million and two promissory notes aggregating approximately $6.9 million.  The first note is for $5.4 million due one year from closing and the second is for approximately $1.5 million due three years from closing. We also assumed or repaid approximately $17.4 million of Teranetics corporate obligations, including indebtedness, transaction expenses incurred by Teranetics and cash bonuses payable to Teranetics employees.  Prior to signing the merger agreement, we also made a $1.0 million bridge loan to Teranetics.

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

As of September 30, 2010, we offer pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. We analyze current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program.  We also offer stock rotation rights to three distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. We analyze current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required for this program. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

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

Taxes

We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of September 30, 2010, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. We will maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance.

Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents, short-term investments and long-term investments of $18.5 million at September 30, 2010.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

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

Foreign Currency Exchange Risk

All of our revenue and a majority of our expense and capital purchasing activities are transacted in U.S. dollars. However, we have significant operating activities incurred in or exposed to other currencies, primarily the British Pound. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could have a material impact on our results of operations. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that a weighted average adverse change of 20% in currency exchange rates could be experienced in the near term. Such an adverse change would have resulted in an adverse impact on income before taxes of $2.0 million as of September 30, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On May 14, 2010, we filed our answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  On October 15, 2010, the Court entered an order requiring all parties to appear for a scheduling conference on Monday, December 6, 2010, and that the parties must file a joint case management plan, which must include a proposed scheduling order, by November 22, 2010.  In addition, on Wednesday, October 13, 2010, we filed a motion to transfer venue of this action to the Northern District of California.  While it is not possible to determine the outcome of that motion to transfer or the ultimate outcome of this litigation, we believe that we has meritorious defenses with respect to the claims asserted against us and we intends to vigorously defend our position.  We believe that any ultimate liability in this litigation will not have a material impact on our financial position or results of operations.

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

Global Economic Conditions May Continue to Have an Adverse Effect on Our Businesses and Results of Operations

In late 2008 and 2009, the severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy contributed to slowdowns in the industries in which we operate.  Economic uncertainty exacerbated negative trends in spending and caused certain customers to push out, cancel, or refrain from placing orders, which reduced revenue. We have seen market conditions improve in the second half of 2009 and 2010; however, we are seeing the rate of growth has slowed as inventory levels have balanced themselves out. Difficulties in obtaining capital and uncertain market conditions may lead to the inability of some customers to obtain affordable financing, resulting in lower sales. Customers with liquidity issues may lead to additional bad debt expense. These conditions may also similarly affect key suppliers, which could affect their ability to deliver parts and result in delays in the availability of product.  Further, these conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. In addition, we maintain an investment portfolio that is subject to general credit, liquidity, market and interest rate risks that may be exacerbated by deteriorating financial market conditions and, as a result, the value and liquidity of the investment portfolio could be negatively impacted and lead to impairment.  If the current improving economic conditions are not sustained or begin to deteriorate again, or if we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

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

In the first half of 2010 and into the third quarter, increasing product demand throughout the semiconductor industry challenged the industry’s supply chain and we were not able to procure an adequate supply of product to fulfill our customers’ demand for our products. Toward the end of the third quarter, the constraints were loosening and returning to more standard lead-times.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. For the nine months ended September 30, 2010 and 2009, sales through distributors accounted for approximately 94% and 88%, respectively, of our net revenues. Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

On May 14, 2010, we filed our answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  On October 15, 2010, the Court entered an order requiring all parties to appear for a scheduling conference on Monday, December 6, 2010, and that the parties must file a joint case management plan, which must include a proposed scheduling order, by November 22, 2010.  In addition, on Wednesday, October 13, 2010, we filed a motion to transfer venue of this action to the Northern District of California.  While it is not possible to determine the outcome of that motion to transfer or the ultimate outcome of this litigation, we believe that we has meritorious defenses with respect to the claims asserted against us and we intends to vigorously defend our position.  We believe that any ultimate liability in this litigation will not have a material impact on our financial position or results of operations.

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

If We Do Not Successfully Integrate Teranetics With PLX, We May Not Achieve Our Anticipated Synergies And Our Financial Condition Could Be Adversely Affected, and Sales by Former Teranetics Shareholders of  PLX Common Stock  May Adversely Affect our Common Stock Price

On October 1, 2010, we completed the acquisition of Teranetics, Inc. (“Teranetics”), a privately held fabless provider of high-performance mixed-signal semiconductors.  Although we have not yet encountered significant difficulties with the integration of Teranetics’ operations, there can be no assurance that we will not encounter substantial difficulties during the completion of the integration.  A substantial delay in the integration of Teranetics could result in a delay or failure to achieve the anticipated synergies, which could adversely impact our results of operations.  The possible difficulties of combining the operations of the companies include, but are not limited to:

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

Our failure to be successful in addressing these matters could cause us to fail to realize the anticipated benefits of this acquisition and could have an adverse impact on our results of operations.

Pursuant to the merger agreement for the acquisition of Teranetics, we issued 7,399,980 shares of our common stock as part of the consideration for the acquisition.  As required by the merger agreement, we filed a registration statement on Form S-3 with the SEC to cover the resale of such shares of PLX common stock by the former shareholders of Teranetics who received the shares pursuant to the acquisition.   When the SEC declares this registration statement to be effective, the holders of such PLX shares will be able to sell such shares into the public market.  The sales of such shares may adversely affect the trading price of our common stock.

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

Sales outside of the United States accounted for approximately 83% of our revenues for the nine months ended September 30, 2010.  In 2009 and 2008, sales outside of the United States accounted for approximately 84% and 77% of our revenues, respectively.  Sales outside of the United States may fluctuate in future periods and are expected to account for a large portion of our revenues.  In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the United States, thereby exposing us indirectly to foreign risks.  Further, most of our semiconductor products are manufactured outside of the United States.  Accordingly, we are subject to international risks, including:

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

2.1
Agreement and Plan of Merger dated as of September 23, 2010, by and among PLX Technology, Inc., Tunisia Acquisition Sub, Inc., Teranetics Inc., and Nersi Nazari in his capacity as the representative of Securityholders, incorporated herein by reference from Exhibit 2.1 to our Form 8-K filed on September 27, 2010. The schedules to the agreement, as set forth in the agreement, have not been filed herewith pursuant to Item 601 (b)(2) of Regulation S-K. PLX agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

10.1
Promissory note for approximately $1.5 million, issued by PLX, incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed on October 4, 2010 (relating to our acquisition of Teranetics, Inc.).

10.2
Promissory note for approximately $5.4 million, issued by PLX, incorporated herein by reference from Exhibit 10.2 to our Form 8-K filed on October 4, 2010 (relating to our acquisition of Teranetics, Inc.).

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

Date: November 4, 2010

By     /s/ Arthur O. Whipple
         Arthur O. Whipple
         Chief Financial Officer
         (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger dated as of September 23, 2010, by and among PLX Technology, Inc., Tunisia Acquisition Sub, Inc., Teranetics Inc., and Nersi Nazari in his capacity as the representative of Securityholders, incorporated herein by reference from Exhibit 2.1 to our Form 8-K filed on September 27, 2010. The schedules to the agreement, as set forth in the agreement, have not been filed herewith pursuant to Item 601 (b)(2) of Regulation S-K. PLX agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

10.1
Promissory note for approximately $1.5 million, issued by PLX, incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed on October 4, 2010 (relating to our acquisition of Teranetics, Inc.).

10.2
Promissory note for approximately $5.4 million, issued by PLX, incorporated herein by reference from Exhibit 10.2 to our Form 8-K filed on October 4, 2010 (relating to our acquisition of Teranetics, Inc.).

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