Form 10-K
period 2010-12-31
PLX TECHNOLOGY INC
filed 2011-03-04
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

        Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]    Smaller Reporting Company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's common stock on June 30, 2010, as reported on The NASDAQ Global Market, was $144,043,032.

The number of shares of common stock outstanding at February 28, 2011 was 44,511,516.

DOCUMENTS INCORPORATED BY REFERENCE
PART III OF THIS REPORT ON FORM 10-K INCORPORATES INFORMATION BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT FOR ITS 2011 ANNUAL MEETING OF STOCKHOLDERS - ITEMS 10, 11, 12, 13 AND 14.

PLX Technology, Inc.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2010

PART I

ITEM 1: BUSINESS

Overview

 PLX Technology, Inc. ("PLX" or the "Company"), designs, develops, manufactures, and sells integrated circuits that perform critical system connectivity functions.  These interconnect products are fundamental building blocks for standards-based electronic equipment.  The Company markets its products to major customers that sell electronic systems in the enterprise, consumer, server, storage, communications, PC peripheral and embedded markets.

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

PLX has extended its penetration into the overall enterprise market through the acquisition of Teranetics, Inc., the leading provider of physical layer or PHY semiconductor devices for 10G Ethernet over copper. On October 1, 2010, PLX acquired Teranetics, a privately held fabless provider of high-performance mixed-signal semiconductors.  Teranetics, the broadly recognized leader in 10 Gigabit Ethernet over copper physical layer (10GBase-T PHY) technology, delivered the industry’s first fully integrated single-chip implementation of single-port and dual-port 10GBase-T PHY silicon.  The Company is currently developing its next generation of products, providing a much more cost effective and lower power solution than previously possible.  It is expected that these products will become mainstream, growing much more rapidly than the current optical products that currently offer this speed.  Given the widespread copper infrastructure for Ethernet in data centers, and the ability of the 10G PHYs to interoperate with the current 1G installed base, we anticipate solid demand for this technology.

Consumer storage has been a part of the Company’s focus since 2009, and complements the PLX success in enterprise storage. The Company has brought to market several generations of products that allow storage customers to attach their disk subsystems directly to a computer through USB (DAS), or to attach them through their local area network (NAS) via Ethernet.  We identified the shift from parallel to serial hard disk connectivity early, and benefited from this trend to become the leader in high performance consumer storage connectivity.   Our products provide the richest variety of connectivity options, including USB, Serial ATA, external Serial ATA, 1394, and Ethernet, and offer capabilities such as RAID and data encryption at industry leading performance levels.

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

The PLX growth strategy has several key components:

•	Identify the technology trends and discontinuities that drive high-volume markets and deliver highly differentiated products to that market before the competition;
•	Deliver comprehensive solutions, including semiconductor devices, the necessary software and development kits to allow rapid time-to-market and worldwide local technical support;

•	Offer added-value features that enable our customers to differentiate their products;
•	Focus on adding value at high volume price points;
•	Expand through acquisition where a product family or market can leverage our technology or market presence.

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

At the same time the cost, complexity, and time-to-market problems of developing robust, high performance interconnect vehicles led to the development of standards that provide the performance and features necessary for high performance systems, but do so at a cost point that can only be achieved through high volume standard products.

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

PLX focuses on connecting subsystems together based on high volume, standard connection points.  The Company employs both horizontal and vertical market approaches.  The Company serves a horizontal market need with its general purpose PCI Express and USB devices, where each product may be used in dozens of different markets and applications. The Company has also expanded over the past several years into several vertical markets such as consumer storage and high performance Ethernet.

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

Our storage products address the fast growing consumer storage market.  The amount of digital data that consumers need to store is increasing exponentially.  Trends such as digital photography, digital video, MP3s and the on-line distribution of high-definition movies are driving increased sales of external storage devices in the consumer market.  Corresponding with these trends, demand for data-protection features such as redundant array of inexpensive disks (RAID), automatic back-up, and encryption is also growing.

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

PLX has recently entered the high growth market for 10G Ethernet over standard copper cables.  The same dynamics that are driving the consumer storage market, the explosion in bandwidth necessary to satisfy the digital multimedia revolution, are driving the need for the data center to keep up with the seemingly insatiable appetite for content by end users with a large and growing set of home and mobile appliances.  The current infrastructure is largely served by 1G Ethernet, but this has become inadequate as the demand for throughput is growing more rapidly than the ability of the data center to scale effectively.

As with the previous major migration to 1G Ethernet, the early products at the higher speed are served by optical interconnects.  However, as copper solutions become available and power-efficient, the flexibility and cost points of the copper solutions, and their ability to upgrade a system while providing backward compatibility with the current infrastructure, cause the copper solutions to dominate.  The initial growth phase is starting this year, and is expected to accelerate over the next several years.

The products that PLX develops are the final stage in the data delivery pipeline, where the data is taken from a controller in the largely digital domain, and translated to the analog domain for transmission across the cables that inhabit the enterprise data center.  The devices are called PHYs (for physical devices), and are the most difficult to deploy reliably in production in the harsh and unpredictable enterprise environment.   A successful product relies not just on solid engineering, where modern design tools and methodologies provide significant assistance in achieving successful operation, but on an intimate knowledge of how actual systems behave in a real world analog environment.  The products that PLX offers are the result of three generations of products, and the knowledge that has been gained by deploying actual silicon in customer systems. This knowledge, and the unique design and validation methodologies that it has created, provides a proprietary advantage to the Company.

Strategy

PLX provides standards-based, off-the-shelf interconnect solutions to enable high performance, low cost, added-value features and rapid customer time-to-market.  Although the external connections are standard in order to enable high volume markets, the products themselves offer proprietary advantages through innovative technology.

PLX identifies technology trends, and provides products that cater to these trends during the early, high growth phase of the technology market discontinuity.  This allows the Company to establish itself as a product leader and has provided a powerful incumbency benefit as the technology became mainstream.

•
We recognized the promise of PCI Express in the early days of the standard, and brought to market leadership switches and bridges in 2004, gaining market share at the key customers necessary for success.  We continue to enjoy market share leadership in the PCI Express interconnect market and continue to invest to maintain or grow this share. This included a broad Gen 2 product line roll out in 2007, and we are currently rolling out our newest products based on the Gen 3 specification.

•
We identified the move from Parallel ATA to Serial ATA (SATA), and gained an early lead in this high growth market with our DAS product line.  We are currently shipping products that conform to the USB 3 specification, dramatically reducing the time it takes to transfer large multimedia data types.

•
PLX has introduced its 3rd generation of NAS products to the consumer market, building on our System-On-A-Chip (SOC) capability and our strong software and firmware strength to offer leadership features to this early market.

•
The discontinuity that is now happening in the data center, with 10G Ethernet over copper displacing the 1G Ethernet systems, was anticipated by Teranetics, a pioneer in the technology and now a part of PLX.  Senior members of the Teranetics team were primary authors of the specification, and the Company attained a dominant market share in the 65nm technology node.  This places the Company in a powerful position as the next technology node enables mainstream adoption of 10G Ethernet over copper.

PLX focuses on offering leadership features to our customers at a high volume price point.

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

•
We offer added-value features that enable customer product differentiation.  For PCI Express this includes features such as non-transparency for multiprocessor capability, multiple virtual channels for communications backplanes, integrated DMA for higher performance in control planes, and the ability to share I/O virtually.  On our storage products, we offer encryption, RAID and we can enable customized features and enhance the performance of existing features through firmware. On our Ethernet products we include a powerful DSP engine that allows our products to operate in a wider variety of environments.

•
We focus on providing these capabilities at high volume cost points.  We have a full COT (Customer Owned Tooling) capability – where PLX handles all of the design, placement, and layout of the circuits, and we manage the packaging and test pipeline.  We deploy our products on mainstream, high volume semiconductor technology process nodes, and use advanced synthesis and layout techniques to provide the best trade-off between features and cost.

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

•	We provide simulation models to customers that allow them to develop their own devices and verify that they interoperate with our products prior to getting silicon.
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

On September 23, 2010, we signed a definitive agreement to acquire all of the outstanding shares of capital stock of Teranetics, a privately held fabless provider of 10G Ethernet over copper PHYs.  The acquisition closed on October 1, 2010.

Established in 2003, Teranetics is a pioneer in the technology and specifications that enable the signaling for 10G Ethernet over standard copper cabling.  The Teranetics team identified early in the development cycle that it was possible to reliably use copper for this use, and drove the specification for this capability.  They have deployed three generations of products that conform to the specification, securing market leadership, and were in the process of ramping their 40nm family of devices when they became part of PLX.  The quality and performance of their products has enabled them to serve the leaders in their market, including Arista Networks, Cisco, DirecTV, Extreme Networks, and Intel.

This acquisition places PLX as the market leader in 10G Ethernet, expected to grow significantly faster than the overall market over the next several years.  The Company is already well penetrated into the enterprise space  with our PCI Express switches and bridges, often at the same customers that consume the new 10G Ethernet PHY products.  There are major synergies in the design process, technology, sales, marketing, and supply chains.  PLX now has a dominant position in the two main interconnect technologies that matter in the enterprise space.

We continue to evaluate our business strategies and may complete additional acquisitions in future periods.

Technology

PLX focuses on providing differentiated products to leadership customers.  In order to achieve this, we have developed unique core competencies in the underlying technologies necessary for success.

Semiconductor Design. Our engineers have substantial expertise in designing complex, reliable, high performance products.  We utilize state-of-the-art EDA tools and techniques for the entire design pipeline, and have developed proprietary verification mechanisms to ensure robust operation prior to committing to silicon.  It is relatively straightforward to get a device to operate in normal, error free environments.  It is much more challenging to have that device operate predictably and reliably in environments where errors occur in the system, and where unexpected or complex combinations of transactions occur.  PLX has built up an industry-leading suite of tests that ensure such reliable operation in real-world customer systems.

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

High Speed DSP Capability. At the heart of our high performance 10G Ethernet PHY products, there exists a set of special-purpose digital signal processors (DSPs).  These dedicated processing engines are continuously acquiring input about the electrical environment in the system and making adjustments in how to best drive and receive the signals necessary for high speed, reliable data transfer.  These DSPs are controlled by proprietary firmware that has been developed over three generations of successful products.

Broad Knowledge of the Enterprise Electrical Environment. Over the course of three generations of 10G Ethernet products, we have compiled an exhaustive database of cables, subsystems, and end points, and this has been used to improve each generation of Ethernet products.  This has allowed us to design the DSPs that control our products such that they can maintain reliable operation over a wide set of environmental conditions, and to recover more quickly when the environment changes.  In addition to the theoretical database that has been compiled, the Company has a test and interoperability lab where we can validate our silicon in real world conditions

Analog Capability- Including SerDes. The products that we design are based on taking the largely analog signals that are used to drive and receive information in a system and operating on them in the digital domain.  This depends upon circuitry that converts the signals from analog to digital and back again.  We have developed this capability in order to provide the highest quality conversion while still fitting within the size and power constraints that will drive growth in the market.  In addition to the general analog capability that has been developed, we  also have the ability to design our own serializer-deserializer or SerDes circuitry.  This specialized hardware combines analog and digital circuits that form the foundation of most modern serial interconnections.   This high speed SerDes capability enables us to get to market with new interconnect specifications quickly, and in a manner that best balances the trade-offs between performance, size, and power dissipation.

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

Real-World Debug Capability. Our products have proprietary hardware features that allow complex problems to be solved in the field without special instrumentation, and performance monitoring hardware that makes visible important system performance metrics.  We include software as part of our normal release that takes these hardware features and allows them to be easily deployed through a modern GUI interface.  We also enable the programmer to view and change the registers in our device quickly and easy – and even access an on-line databook explanation of the register directly - with our industry-leading PLXMon application.

Products

Our products consist of interconnect semiconductor products, fully supported by the software and hardware kits that enable our customers to get to market quickly with robust, differentiated products.

PCI Express Switches.  Since PCI Express is a point-to-point serial interconnect standard, it requires a switch to connect a single PCI Express port from a processor or chipset to multiple end-points.  Examples of applications include fan-out in servers and storage systems, dual graphics in gaming and workstation systems, control planes in networking and communications systems and backplanes in embedded and industrial equipment. PLX switches allow aggregation of multi-channel Gigabit Ethernet, Fibre Channel, graphics and SAS cards to the host. PLX switch products are offered in various configurations as requirements vary from one application to the next. PCI Express switches have become a basic building block in systems being designed today using this standard.  PLX started with the Gen 1 family of PCI Express at 2.5 Gigabits per second in 2004, followed by Gen 2 products in late 2007, where the data rate has doubled to 5.0 Gigabits per second. We are currently engaged with leading customers for our Gen 3 PCI Express products, supporting 8.0 Gigabits per second.

10G  Ethernet over Copper PHYs.  The PHY (physical) devices attach to Ethernet controllers and allow the signal to interoperate reliably with other such devices over standard Ethernet cable over distances that can span more than 100 meters.  The products are backward compatible with the current 1G standard, and allow systems to be deployed that provide a seamless migration from the slower connections to the faster ones.  These connections form the backbone of the modern data center, and are designed into systems such as network interface cards, blades, or as part of a system fabric.  The PLX products can be purchased as single, dual, and quad devices, depending upon the density and price points of the application.  In addition, PLX offers licenses to our industry leading IP (intellectual property) as building blocks for highly integrated system solutions.

PLX products are able to send and receive data reliably over longer distances than our competitors, and to do so even as the electrical environment changes abruptly due to the sophisticated DSPs that are constantly monitoring and tuning the device.  Our products are also less sensitive than our competitors to the electromagnetic interference (EMI) that can cause unreliable operation in the harsh enterprise data center environment.

Direct Attached Storage (DAS).  DAS devices are System-on-a-Chip (SOC) products that allow external storage to be easily connected to a PC through either a USB, 1394, or external Serial ATA connection.  PLX products offer the widest range of connection possibilities, and the most complete feature set, including single, dual, and quad hard disk connection, RAID, and encryption.  The PLX devices have industry leading performance across all interfaces.  Our current products support the new USB 3 standard.

Network Attached Storage (NAS).  NAS products provide storage that attaches to a Local Area Network (LAN).  PLX NAS products are aimed at the consumer market, and are SOC devices that combine Ethernet, USB, PCI Express and SATA ports with other standard interfaces necessary to complete a state-of-the-art network appliance.  PLX products include a PCI interface to easily create complete subsystems, a DDR DRAM interface, and on-chip capabilities such as TCP off-load, RAID, and encryption.  These basic building blocks are enabled with high performance firmware that runs on a powerful, low power ARM processor.

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

Customers

We supply our products to the leading companies in the server, enterprise and consumer storage, communications, pc peripheral, consumer and embedded markets.  More than 1,000 electronic equipment manufacturers incorporate our semiconductor devices in their systems.  Since the products that we design and sell have innovative features, and since there is normally a software impact to the vendor choice, the customer design team typically selects the sole-source hardware and software components early in the design cycle. Generally, the system will incorporate these same components throughout its product life because changes require an expensive re-engineering effort. Therefore, when our products are designed into a system, they are likely to be used in that system throughout its production life.

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

Competition in the various markets we serve comes from companies of different sizes, many of which are significantly larger and have greater financial and other resources. Our principal products compete with standard products from companies such as Aquantia, ASMedia, Broadcom, Cavium, Cortina, Cypress Semiconductor, Genesys Logic, Gennum, IDT, Initio, Intel, JMicron, LucidPoint, Marvell, MosChip, NEC, Pericom Semiconductor, NXP Semiconductor, Renesas, Solarflare, and Texas Instruments.

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

Sales in North America represented 18%, 18% and 31%, of net revenues for 2010, 2009 and 2008, respectively. All worldwide sales to date have been denominated in U.S. dollars. We have one operating segment, the sale of semiconductor devices. Additional segment reporting information is included in Note 14 to the consolidated financial statements in this form 10-K.

Net revenues through distributors accounted for approximately 93%, 89% and 80% of our net revenues for 2010, 2009 and 2008, respectively. Revenues related to sales through distributors are expected to continue to account for a large portion of our total revenues. See "Item 1A, Risk Factors - Certain Factors That May Affect Future Operating Results - A Large Portion of Our Revenues Is Derived from Sales to Third-Party Distributors Who May Terminate Their Relationships with Us at Any Time" in this Form 10-K.

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Years Ended December 31,
	2010	2009	2008

Excelpoint Systems Pte Ltd.	27%	25%	29%
Avnet, Inc.	22%	12%	12%
Answer Technology, Inc.	17%	12%	13%
Promate Electronics Co., Ltd.	* %	15%	-

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

Our research and development expenditures totaled $35.8 million, $31.4 million and $27.1 million in 2010, 2009 and 2008, respectively. Research and development expenses consist primarily of tape-out related costs at the independent foundries, salaries and related costs, including share-based compensation and expenses for outside engineering consultants. We perform our research and development activities at our headquarters in Sunnyvale, California, San Jose, California, Abingdon, United Kingdom, and Bangalore, India. We periodically seek to hire additional skilled development engineers who are currently in short supply. Our business could be adversely affected if we encounter delays in hiring additional engineers. See "Item 1A, Risk Factors - Certain Factors That May Affect Future Operating Results - We Could Lose Key Personnel Due to Competitive Market Conditions and Attrition" in this Form 10-K.

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

Manufacturing

We have adopted a "fabless" semiconductor manufacturing model and outsource all of our semiconductor manufacturing, assembly and testing. This approach allows us to focus our resources on the design, development and marketing of products and significantly reduces our capital requirements. Currently, our products are primarily being fabricated, assembled or tested by Advanced Micro Devices, Advanced Semiconductor Engineering, Ardentec, Faraday, Fujitsu, First Semiconductor Technology, ISE Labs, LSI, MagnaChip, Open-Silicon, Renesas, Samsung, Seiko-Epson Semiconductor, STATS ChipPAC Ltd., Taiwan Semiconductor Manufacturing Corporation, UMC and United Test and Assembly Center Ltd. These manufacturers assemble and test our products based on the design and test specifications we have provided. A small number of our products are currently manufactured by more than one supplier, and we expect a substantial amount of our products to be single-source manufactured for the foreseeable future. We must place orders two to four months in advance of expected delivery of finished goods. We maintain inventory levels based on current lead times from foundries plus safety stock to account for unanticipated interruption in supply and fluctuations in demand. Our inventory comprises a large portion of our working capital. As a result, we have limited ability to react to fluctuations in demand for our products which could cause us to have an excess or a shortage of inventory of a particular product and reduced product revenues.

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

Intellectual Property

 Our future success and competitive position depend upon our ability to obtain and maintain the proprietary technology used in our principal products. Most of our current products include implementations of the PCI, PCI Express, Serial ATA, Ethernet, 1394 and USB industry standards, which are available to other companies. We hold 45 patents on switching, interconnect and storage technologies that will expire at various dates beginning in 2014 through 2028. In addition, through our acquisition of Teranetics, we hold 17 other patents that will expire at various dates beginning 2025 through 2026.  In the future, we plan to seek patent protection when we believe it is necessary.

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

Employees

As of December 31, 2010, we employed a total of 260 full-time employees, including 165 engaged in research and development, 61 engaged in sales and marketing, 3 engaged in manufacturing operations and 31 engaged in general administration activities. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Risks and uncertainties that could cause actual results to differ materially from those described herein include the following:

Global Economic Conditions May Continue to Have an Adverse Effect on Our Businesses and Results of Operations

 In late 2008 and 2009, the severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy contributed to slowdowns in the industries in which we operate.  Economic uncertainty exacerbated negative trends in spending and caused certain customers to push out, cancel, or refrain from placing orders, which reduced revenue. We have seen market conditions improve in the second half of 2009 and throughout most of 2010; however, we are seeing the rate of growth has slowed as inventory levels have balanced themselves out. Difficulties in obtaining capital and uncertain market conditions may lead to the inability of some customers to obtain affordable financing, resulting in lower sales. Customers with liquidity issues may lead to additional bad debt expense. These conditions may also similarly affect key suppliers, which could affect their ability to deliver parts and result in delays in the availability of product.  Further, these conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. In addition, we maintain an investment portfolio that is subject to general credit, liquidity, market and interest rate risks that may be exacerbated by deteriorating financial market conditions and, as a result, the value and liquidity of the investment portfolio could be negatively impacted and lead to impairment.  If the current improving economic conditions are not sustained or begin to deteriorate again, or if we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. Sales through distributors accounted for approximately 93%, 89% and 80% of our net revenues in 2010, 2009 and 2008, respectively. Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

On May 14, 2010, we filed our answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  On Wednesday, October 13, 2010, we filed a motion to transfer venue of this action to the Northern District of California, but the Court has not yet ruled on that motion.  Further, on December 6, 2010, the Court held a case-management conference and subsequently entered a scheduling order in this matter, setting trial for February 2012.  While it is not possible to determine the outcome of that motion to transfer or the ultimate outcome of this litigation, we believe that we have meritorious defenses with respect to the claims asserted against us and we intend to vigorously defend our position.  We believe that any ultimate liability in this litigation will not have a material impact on our financial position or results of operations.

On October 17, 2010, Internet Machines LLC ("Internet Machines") filed a separate complaint, which has been served on PLX, entitled Internet Machines LLC v. ASUS Computer International, et al., again in the United States District Court for the Eastern District of Texas, alleging infringement by PLX and the other defendants in the lawsuit of three patents held by Internet Machines.  The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Internet Machines patents.

On December 28, 2010, we filed our answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  The Court has not yet set this matter for a case-management conference and no trial date has been set.  While it is not possible to determine the outcome of that motion to transfer or the ultimate outcome of this litigation, we believe that we have meritorious defenses with respect to the claims asserted against us and we intend to vigorously defend our position.  We believe that any ultimate liability in this litigation will not have a material impact on our financial position or results of operations.

During the course of the lawsuits, we may incur costs associated with defending or prosecuting these matters. This litigation could also divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor.  In addition, we may not be able to develop or acquire non-infringing technology or procure licenses to the infringing technology under reasonable terms.  This could require expenditures by us of substantial time and other resources.  Any of these developments would have a material adverse effect on our business.

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

Pursuant to the merger agreement for the acquisition of Teranetics, we issued 7,399,980 shares of our common stock as part of the consideration for the acquisition.  The merger agreement required us to file a registration statement on Form S-3 with the SEC to cover the resale of such shares of PLX common stock by the former shareholders of Teranetics who received the shares pursuant to the acquisition.  Commencing on January 7, 2011, when the SEC declared this registration statement to be effective, the holders of such PLX shares are able to sell such shares into the public market.  The sales of such shares may adversely affect the trading price of our common stock.

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

Sales outside of the United States accounted for 82%, 84% and 77% of our net revenues in 2010, 2009 and 2008, respectively.  Sales outside of the United States may fluctuate in future periods and may continue to account for a large portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the Unites States, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of the United States. Accordingly, we are subject to international risks, including:

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

We May Be Required To Record A Significant Charge To Earnings If Our Goodwill, Amortizable Intangible Assets Or Other Long Lived Asset Become Impaired

Under generally accepted accounting principles, we review our amortizable intangible and long lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment annually during the fourth quarter and between annual tests in certain circumstances. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill, amortizable intangible assets or other long lived assets may not be recoverable, include a persistent decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. As a result of the goodwill impairment testing in the fourth quarter of 2008 we fully impaired the goodwill and remaining intangible assets associated with the Sebring, HiNT Corporation and NetChip Technology, Inc. acquisitions for a total of $35.5 million. During this review we also recorded an impairment charge of $18.8 million due to the decline in the value of our Sunnyvale headquarters building. In the fourth quarter of 2010, we tested the goodwill acquired and determined there was no impairment. We have recorded additional goodwill and other intangible assets related to the acquisitions of Oxford and Teranetics, and may do so in connection with any potential future acquisitions. We may be required to record a significant charge in our financial statements during the period in which any additional impairment of our goodwill, amortizable intangible assets or other long lived assets is determined, which would adversely impact our results of operations.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We own one facility in Sunnyvale, California, which has approximately 55,000 square feet. This facility comprises our headquarters and includes our research and development, sales and marketing and administration departments. Internationally, we lease sales offices in China, India, Japan, Korea, Taiwan and the United Kingdom. In October 2010, associated with the acquisition of Teranetics, we assumed additional building leases in San Jose, California and Bangalore, India.  These leases comprise approximately 52,696 square feet and have terms expiring in or prior to June 2015. We believe that our current facilities will be adequate through 2011.

ITEM 3: LEGAL PROCEEDINGS

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

On May 14, 2010, we filed our answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  On Wednesday, October 13, 2010, we filed a motion to transfer venue of this action to the Northern District of California, but the Court has not yet ruled on that motion.  Further, on December 6, 2010, the Court held a case-management conference and subsequently entered a scheduling order in this matter, setting trial for February 2012.  While it is not possible to determine the outcome of that motion to transfer or the ultimate outcome of this litigation, we believe that we have meritorious defenses with respect to the claims asserted against us and we intend to vigorously defend our position.  We believe that any ultimate liability in this litigation will not have a material impact on our financial position or results of operations.

On October 17, 2010, Internet Machines LLC ("Internet Machines") filed a separate complaint, which has been served on PLX, entitled Internet Machines LLC v. ASUS Computer International, et al., again in the United States District Court for the Eastern District of Texas, alleging infringement by PLX and the other defendants in the lawsuit of three patents held by Internet Machines.  The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Internet Machines patents.

On December 28, 2010, we filed our answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  The Court has not yet set this matter for a case-management conference and no trial date has been set.  While it is not possible to determine the outcome of that motion to transfer or the ultimate outcome of this litigation, we believe that we have meritorious defenses with respect to the claims asserted against us and we intend to vigorously defend our position.  We are unable to estimate a range of possible loss and believe that any ultimate liability in this litigation will not have a material impact on our financial position or results of operations.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Market and has been quoted on The NASDAQ Global Market under the symbol "PLXT" since its initial public offering on April 5, 1999. The following table sets forth, for the periods indicated, the range of quarterly high and low sales price for our common stock as reported on The NASDAQ Global Market:

2010	High	Low
First Quarter	$6.10	$3.25
Second Quarter	6.70	3.73
Third Quarter	4.70	3.22
Fourth Quarter	4.32	3.00

2009	High	Low
First Quarter	$2.79	$1.45
Second Quarter	4.40	2.21
Third Quarter	4.12	2.88
Fourth Quarter	3.73	2.99

As of February 28, 2011, there were approximately 142 holders of record of our common stock and as of that date, the last reported sales price of our common stock was $3.76.

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

Securities Authorized For Issuance Under Equity Compensation Plans

This information is incorporated herein by reference to the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders under the heading "Equity Compensation Plan Information."

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock. In July 2008, our Board of Directors authorized an additional 2,000,000 shares under the repurchase program.  At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.  Approximately 774,000 shares were repurchased for approximately $1.9 million in cash in 2002 and 2003. We did not repurchase any additional shares from January 1, 2004 through December 31, 2007. In 2008, we repurchased 956,000 shares for approximately $6.5 million. We did not purchase any additional shares in 2009 and 2010. As of December 31, 2010, under the Board’s repurchase authorization, we had the capacity to repurchase an additional 2,269,000 shares.

Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among PLX Technology, Inc., the Russell 2000 Index
and the PHLX Semiconductor Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/05
12/06
12/07
12/08
12/09
12/10
PLX Technology, Inc.
Russell 2000
PHLX Semiconductor

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Cumulative Total Return
	12/05	12/06	12/07	12/08	12/09	12/10
PLX Technology, Inc.	100.00	151.63	108.14	20.00	37.56	41.98
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
Philadelphia Semiconductor	100.00	94.47	102.99	56.15	91.67	103.11

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

	Years Ended December 31,
	2010 (1)	2009 (2)	2008 (3)	2007	2006 (5)
	in thousands, except per share data
Consolidated Statement of Operations Data:
Net Revenues	$116,560	$82,832	$81,068	$81,734	$81,425
Gross Profit	68,100	46,932	48,282	49,525	47,630
Operating Income (Loss)	(2,912)	(15,490)	(57,947)	(643)	1,715
Net Income (Loss)	(3,289)	(18,802)	(56,530)	1,174	3,006
Basic Net Income (Loss) Per Share	$(0.08)	$(0.53)	$(2.00)	$0.04	$0.11
Shares Used to Compute Basic Per Share Amounts	38,942	35,653	28,203	28,724	28,177
Diluted Net Income (Loss) Per Share	$(0.08)	$(0.53)	$(2.00)	$0.04	$0.10
Shares Used to Compute Diluted Per Share Amounts	38,942	35,653	28,203	29,156	28,925

	Years Ended December 31,
	2010	2009	2008 (4)	2007	2006
	in thousands
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$5,835	$11,299	$6,865	$19,175	$32,804
Working Capital	24,833	49,945	49,153	50,153	49,031
Total Assets	121,971	84,020	77,260	135,800	127,948
Total Long Term Note Payable and Capital Lease Obligations	1,731	1,098	-	-	-
Total Stockholders' Equity	$97,808	$71,999	$69,203	$127,892	$120,926

(1)	Results of operations for 2010 include acquisition related expenses of $3.9 million associated with the acquisition of Teranetics in October 2010.
(2)
Results of operations for 2009 include acquisition and related restructuring expenses of $2.9 million and a loss of $3.8 million on the fair value remeasurement of the contingently convertible note payable associated with the acquisition of Oxford in January 2009.

(3)	Results of operations for 2008 include impairment charges of $54.3 million and acquisition related fees of $0.8 million associated with the acquisition of Oxford in January 2009.
(4)	Total assets and stockholders’ equity for 2008 reflect impairment charges of $54.3 million.
(5)
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

Forward-looking statements include, without limitation, the statements regarding the following:

•	the growing demand for standards-based components such as our semiconductor devices that connect systems together;
•	our objective to expand our advantages in data transfer technology;
•	our expectation that we will support new I/O standards where appropriate;
•	the statements regarding our objective to continue to expand our market position as a developer and supplier of I/O connectivity solutions for high performance systems;

•	our plan to target those applications where we believe we can attain a leadership position;
•	our plan to seek to integrate additional I/O-related functions into our semiconductor devices;
•	our belief that our understanding of I/O technology trends and market requirements allows us to bring to market more quickly new products that support the latest I/O technology;
•	our expectations and plans for the 10G Ethernet over copper that we are developing based on our acquisition of Teranetics;
•	that we continue to integrate more functionality in our semiconductor devices and continue to enhance and expand our software development kits;
•	our belief with respect to the principal factors of competition in the business;
•	our belief that we compete favorably with respect to each of those factors;
•	our expectation that revenues related to sales through distributors will continue to account for a large portion of total revenues;
•	our belief that providing customers with comprehensive product support is critical to remaining competitive in the markets we serve;
•	our belief that our close contact with customer design engineers provides valuable input into existing product enhancements and next generation product specifications;
•	our expectation that we will periodically seek to hire additional development engineers;
•
our expectation that we will continue to make significant investments in research and development in order to continually enhance the performance and functionality of our products to keep pace with competitive products and customer demands for improved performance;

•	our belief that we must continuously develop our devices using more advanced processes to remain competitive on a cost and performance basis;
•	our belief that the transition of our products to smaller geometries will be important for us to remain competitive;
•	our plan to seek patent protection when necessary;
•	our belief that our current facility will be adequate through 2011;
•	our intention to retain earnings for use in our business and not to pay any cash dividend in the foreseeable future;
•	our belief that our long-term success will depend on our ability to introduce new products;
•	our belief that we may be required to carry higher levels of inventory because of the difficulty in predicting future levels of sales and profitability;
•	our expectation that selling, general and administrative and research and development expenses in absolute dollars will increase in future periods; and
•	our belief that our existing resources, together with cash expected to be generated from our operations, will be sufficient to meet our capital requirements for at least the next twelve months.

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

Overview

PLX was founded in 1986, and between 1994 and 2002 we focused on development of I/O interface semiconductors and related software and development tools that are used in systems incorporating the PCI standard.  In 1994 and 1995, a significant portion of our revenues were derived from the sale of semiconductor devices that perform similar functions as our current products, except they were based on a variety of industry standards.  Our revenues between 1996 and 2007 were derived predominantly from the sale of semiconductor devices based on the PCI standard to a large number of customers in a variety of applications including servers, networking and telecommunications, enterprise storage, imaging, industrial and other embedded applications as well as in related adapter cards.  In 2002, we shifted the majority of our development efforts to PCI Express.  In September 2004, we began shipping products based on the PCI Express standard for next-generation systems.  Between 2004 and 2007, an industry-wide adoption of the PCI Express standard took place. PCI Express went from being one of many new protocols in the market to becoming the interconnect of choice and a basic building block of systems. Being a market leader in PCI Express, our line of PCI Express switches and bridges followed suit and also gained a lot of traction in the market. PCI Express was so well accepted that a follow-on was called for. In December of 2006, PCI Express Rev 2.0 (commonly referred to as “PCIe Gen 2”) was released. The Gen 2 protocol doubled the bandwidth supported by PCI Express Gen 1 (from 2.5 Gigabits per second to 5.0 Gigabits per second) and incorporated a number of other protocol enhancements. In September 2007, we announced the addition of the Gen 2 switches to our PCI Express product family and began shipping in January 2008. We are currently rolling out our newest products based on the Gen 3 specification.

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

On September 23, 2010 we signed a definitive agreement to acquire all of the outstanding shares of capital stock of Teranetics, a privately held fabless provider high-performance mixed-signal semiconductors. The acquisition closed on October 1, 2010.  Additional information about the acquisition is set forth in Note 7 to the consolidated financial statements.

Results of Operations

Comparison of Years Ended December 31, 2010, 2009 and 2008

Net Revenues. Net revenues consist of product revenues generated principally by sales of our semiconductor devices.

The following table shows the revenue by product type (in thousands) and as a percentage of net revenues:

	Years Ended December 31,
	2010		2009		2008
PCI Express products	$54,361	46.6%	$31,819	38.4%	$38,052	46.9%
Storage products	$15,838	13.6%	$19,007	23.0%	$-	-
Network PHY products	$1,020	0.9%	$-	-	$-	-
Connectivity products	$45,341	38.9%	$32,006	38.6%	$43,016	53.1%

Net revenues for the year ended December 31, 2010 were $116.6 million, an increase of $33.7 million or 40.7% from $82.8 million in 2009. The increase in 2010 net revenues was due to higher sales of our PCI Express and connectivity products as a result of increased enterprise and consumer spending as market conditions improved in 2010 compared to 2009, the adoption of PCI Express in newer applications and the introduction of the Network PHY products acquired as part of the Teranetics acquisition, partially offset by a decrease in sales of our storage products largely due to the transition away from lower margin business in the second half of 2009.

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

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Years Ended December 31,
	2010	2009	2008

Excelpoint Systems Pte Ltd.	27%	25%	29%
Avnet, Inc.	22%	12%	12%
Answer Technology, Inc.	17%	12%	13%
Promate Electronics Co., Ltd.	* %	15%	-

*       Less than 10%

We continue to generate significant revenues from Asia. For the twelve months ended December 31, 2010, 2009 and 2008, approximately 71%, 72% and 56%, respectively, of net revenues were generated from Asia.

In the fourth quarter of 2008, we experienced a broad decrease in order rates across most product lines, markets and end customers. We have seen market conditions improve in the second half of 2009 throughout most of 2010: however, we are seeing the rate of growth has slowed as inventory levels have balanced themselves out. Future demand for our products is uncertain and is highly dependent on general economic conditions and the demand for products that contain our chips. Customer demand for semiconductors can change quickly and unexpectedly.  Our revenue levels have been highly dependent on the amount of new orders that are received for products to be delivered to the customer within the same quarter, also called “turns fill” orders.  Because of the long cycle time to build our products and our lack of visibility into demand when turns fill orders are high, it is difficult to predict which products to build to match future demand.  We believe the current high turns fill requirements will continue indefinitely.  The high turns fill orders pattern, together with the uncertainty of product mix and pricing, makes it difficult to predict future levels of sales and profitability and may require us to carry higher levels of inventory.

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

	Years Ended December 31,
	2010	2009	2008
	in thousands
Gross profit	$68,100	$46,932	$48,282
Gross margin	58.4%	56.7%	59.6%

Gross profit for the year ended December 31, 2010 increased by 45.1%, or $21.2 million compared to 2009.  The increase in absolute dollars was due to the overall increase of product shipments, while the increase as a percentage was primarily due to a decrease in storage product revenue as a percentage of total revenue which generally have lower margins, as well as overall product and customer mix and cost reductions achieved during the later part of 2009 and into 2010.

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

Research and Development Expenses. Research and development (R&D) expenses consist primarily of tape-out costs at the independent foundries, salaries and related costs, including share-based compensation, software licenses, and expenses for outside engineering consultants included in R&D expenses.

	Years Ended December 31,
	2010	2009	2008
	in thousands
R&D expenses	$35,766	$31,387	$27,091
As a percentage of revenues	30.7%	37.9%	33.4%

R&D expenses increased by $4.4 million, or 14.0% in the year ended December 31, 2010 compared to 2009. The increase in R&D in absolute dollars was primarily due to increases in R&D spending on compensation and benefit expenses of $2.5 million and consulting services of $0.4 million as a result of the acquisition of Teranetics in the fourth quarter of 2010 and variable compensation expenses of $0.9 million as a result of increased profitability excluding the impact of the acquisition of Teranetics. The decrease in R&D as a percentage of revenue was due to increased revenues.

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

We believe continued spending on research and development to develop new products is critical to our success.  In addition, we expect to increase research and development expenses in future periods as a result of the recent acquisition of Teranetics and as we increase new product designs in lower geometries.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses consist primarily of salaries and related costs, including share-based compensation, sales commissions to manufacturers’ representatives and professional fees, as well as trade show and other promotional expenses.

	Years Ended December 31,
	2010	2009	2008
	in thousands
SG&A expenses	$26,720	$24,719	$23,368
As a percentage of revenues	22.9%	29.8%	28.8%

SG&A expenses increased by $2.0 million or 8.1% in the year ended December 31, 2010 compared to 2009. The increase in SG&A in absolute dollars was primarily due to increases in variable compensation expenses of $1.2 million as a result of increased profitability excluding the impact of the acquisition of Teranetics, commissions to manufacturers’ representatives of $1.0 million resulting from increased revenues and legal fees of $0.5 million relating to the February patent infringement complaint, partially offset by a decrease in share-based compensation expenses of $0.9 million related to the 2009 tender offer.  The decrease in SG&A as a percentage of revenue was due to increased revenues.  See Note 13 of the consolidated financial statements for additional information around the patent infringement complaint.

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

Acquisition and Restructuring Related Costs.

	Years Ended December 31,
	2010	2009	2008
	in thousands
Deal costs	$855	$439	$756
Carve-out retention bonus expense	3,015	-	-
Severance costs	-	2,112	-
Asset impairment	-	38	-
Lease commitment accrual	-	311	-
	$3,870	$2,900	$756

In 2010 we recorded $3.9 million in acquisition related costs associated with the October 1, 2010 acquisition of Teranetics. Deal costs related primarily to outside legal and accounting costs. In connection with the acquisition of Teranetics, approximately $5.3 million was carved out of the consideration as a bonus pool under the Teranetics Employee Retention Plan, to be paid out over a period of time, to participants who were employees of Teranetics at the time of a change in control, provided they fulfilled certain future service requirements under the combined entity.  In 2010, we recorded $3.0 million in expense for this retention bonus plan.  See Notes 8 and 13 of the consolidated financial statements for additional information.

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

Amortization of Purchased Intangible Assets. Amortization of acquired intangible assets in 2010 and 2009 consists of amortization expense related to developed core technology, tradename and customer base acquired in the Teranetics acquisition in October 2010 and the Oxford acquisition in January 2009. The amortization of acquired intangible assets in 2008 consisted of amortization of developed core technology acquired in the HiNT Corporation acquisition in May 2003 and NetChip Technology, Inc. acquisition in May 2004.

	Years Ended December 31,
	2010	2009	2008
	in thousands
Amortization of purchased intangible assets	$4,656	$3,416	$742
As a percentage of revenues	4.0%	4.1%	0.9%

Amortization of acquired intangible assets increased by $1.2 million or 36.3% in the year ended December 31, 2010 compared to 2009. The increase in amortization expense was due to the addition of developed core technology, tradename and customer base acquired through the October 1, 2010 acquisition of Teranetics, partially offset by the  accelerated amortization of the Oxford developed core technology and the Oxford customer base becoming fully amortized in December 2009.  See Note 7 to our consolidated financial statements for additional information.

Amortization of acquired intangible assets increased by $2.7 million or 360.4% in the year ended December 31, 2009 compared to 2008. The 2008 amortization expense related to intangibles acquired in our prior acquisitions of HiNT and NetChip. In December 2008 we determined that these assets were impaired and the remaining carrying value of $0.8 million was written off. The amortization expense in 2009 relates to the developed core technology, tradename and customer base acquired through the acquisition of Oxford.  See Note 7 to our consolidated financial statements for additional information.

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

In the fourth quarter of 2009 and 2010, we tested the goodwill acquired and determined there was no impairment.

Interest Income, Interest Expense and Other, Net.

	Years Ended December 31,
	2010	2009	2008
	in thousands
Interest income	$186	$622	$1,521
Interest expense	(117)	(450)	-
Other income (expense)	(13)	164	22
	$56	$336	$1,543

Interest income reflects interest earned on average cash, cash equivalents and short-term and long-term investment balances. Interest income decreased by $0.4 million or 70.7% in the year ended December 31, 2010 compared to 2009. The decrease was due to lower cash and investment balances largely due to payments associated with the Teranetics acquisition and decreased interest rates.

Interest income decreased by $0.9 million or 59.1% in the year ended December 31, 2009 compared to 2008. The decrease was due to lower cash and investment balances and decreased interest rates.

Interest expense for the year ended December 31, 2010 of $0.1 million primarily consisted of interest recorded on our capital lease obligations and interest recorded on the notes associated with the acquisition of Teranetics.

Interest expense for the year ended December 31, 2009 of $0.5 million primarily consisted of interest recorded on the $14.2 million note associated with the acquisition of Oxford. This note was converted to 3.4 million shares of common stock of PLX on May 22, 2009. In addition, there was interest recorded on our capital lease obligations.

Other income (expense) includes foreign currency transaction gains and losses and other miscellaneous transactions.  Other income for the year ended December 31, 2009 included a $0.1 million loss due to the liquidation of our subsidiary in the United Kingdom as a result of the acquisition of Oxford and its subsidiary in the United Kingdom.  Other income may fluctuate significantly.

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

Provision for Income Taxes. Provision for income taxes for the period ended December 31, 2010 was $0.4 million on a pretax loss of $2.9 million, compared to a benefit of $0.2 million on a pretax loss of $19.0 million and a provision of $0.1 million on a pretax loss of $56.4 million for the periods ended December 31, 2009 and 2008, respectively. Our 2010 provision differs from the benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations due to nondeductible permanent items, the limitation in the usage of acquired NOLs (net operating losses) related to Oxford and Teranetics and the recording of a valuation allowance for the deferred tax asset partially offset by a benefit of research and development tax credits. Our 2009 benefit differs from the benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to the recording of a valuation allowance for the deferred tax asset partially offset by a benefit of research and development tax credits. Our 2008 provision differs from the benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations due to non deductible goodwill impairment and the recording of a valuation allowance for the deferred tax asset partially offset by a benefit of research and development tax credits. See Note 12 of the consolidated financial statements for reconciliation of statutory tax rates.

Liquidity and Capital Resources

   Cash and Investments. We invest cash not needed for current operations predominantly in debt instruments that are highly liquid, of high-quality investment grade and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of December 31, 2010 cash, cash equivalents, short and long-term marketable securities were $23.6 million, a decrease of $16.4 million from $40.0 million at December 31, 2009, and a decrease of $23.5 million from $47.1 million at December 31, 2008.

   Operating Activities. Cash provided by (used in) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, impairments, fair value remeasurements, provisions for excess and obsolete inventories, other non-cash items, and the effect of changes in working capital and other activities. Cash used in operating activities in 2010 was $0.5 million compared to cash used in operating activities of $8.4 million in 2009. The decrease in cash flow used in operations in 2010 was primarily due to the 40.7% increase in revenues compared to 2009 and changes in our working capital. Our days sales outstanding increased due to strong shipments late in December. The increase in inventory reflects the continued improvement in available capacity in our supply chain. Our days payable outstanding remained flat.

The increase in cash flow used in operations in 2009 was primarily due to the increase in overall cash related operating expenses compared to 2008 as a result of the acquisition of Oxford and changes in our working capital. Our days sales outstanding increased due to decreased shipments in December 2008 as a result of the economic downturn. The increase in inventory reflects increased forecasts as a result of economic improvements compared to 2008. Our days payable outstanding increased due to timing of vendor payments.

   Investing Activities. Our investing activities are primarily driven by investment of our excess cash, sales of investments, business acquisitions and capital expenditures. Capital expenditures have generally been comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures. The cash provided by investing activities in 2010 of $6.5 million was due to the sales and maturities of investments (net of purchases) of $10.7 million, partially offset by capital expenditures of $3.4 million and cash used (net of cash acquired) in the acquisition of Teranetics of $0.8 million. Cash provided by investing activities in 2009 of $14.4 million was due to sales and maturities of investments (net of purchases) of $11.2 million and cash acquired through the acquisition of Oxford of $4.4 million, partially offset by capital expenditures of $1.2 million.

   Financing Activities. Cash used in financing activities in 2010 of $11.5 million was due to the payments made on debt assumed in the acquisition of Teranetics of $11.2 million and capital lease obligations of $0.7 million, partially offset by proceeds from the exercise of stock options of $0.2 million and the excess tax benefit from share-based compensation of $0.2 million. Cash used in financing activities in 2009 of $1.6 million was due to the payments made to employees as a result of the tender offer of $0.9 million and on capital lease obligations of $0.7 million.

The negative effect of exchange rates on cash and cash equivalents during 2010, 2009 and 2008 was due to the weakening of the U.S. dollar against other foreign currencies.

As of December 31, 2010, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
		Less than	1-3	More than
	Total	1 Year	Years	3 Years
Operating leases - facilities and equipment	$2,965	$1,129	$1,649	$187
Capital leases - IP	1,575	1,125	450	-
Software licenses	7,084	4,826	2,258	-
Teranetics acquisition notes	6,917	5,400	1,517	-
Carve-out retention bonus	2,734	2,734	-	-
Inventory purchase commitments	9,607	9,607	-	-
Total cash obligations	$30,882	$24,821	$5,874	$187

On October 1, 2010, we closed the acquisition of Teranetics. Under the merger agreement, we issued 7,399,980 shares of our common stock and cash of $922,000.  In addition, we issued two promissory notes in the aggregate amount of approximately $6.9 million.  One note is for the principal amount of approximately $1.5 million and is due 3 years after the closing of the Merger, and the other note is for the principal amount of $5.4 million and is due 12 months after the closing of the Merger (this $5.4 million note was delivered into an escrow fund that may be used to satisfy indemnity obligations owed to PLX).  The stated interest rate on the promissory notes is 0.46%.  In accordance with ASC 805, the promissory notes were fair valued based on market interest rates and the assessed fair value of the promissory notes are approximately $6.7 million.

In connection with the Teranetics acquisition, we agreed to pay former Teranetics employees a bonus pool under the Teranetics Employee Retention Plan. Under the final plan, a total of $5.3 million was carved out of the consideration as a bonus pool to be paid out over a period of time to participants who were employees of Teranetics at the time of a change in control, provided they fulfilled certain future ongoing service requirements for the combined entity.  In 2010, we paid $2.6 million for the initial 50% payment and had accrued $1.3 million for a pro-rata portion based on the required continued service period.  There is still an additional $1.4 million of commitments under this agreement not accrued as of December 31, 2010 which is being accrued as a liability and accreted to expense over the associated future service period.  In January 2011, we paid $0.8 million of the remaining $2.7 million and expect $1.9 million to be paid in October 2011.  See Notes 8, 9 and 13 of the consolidated financial statements for additional information.

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

We offer pricing protection to two distributors whereby we support the distributor’s resale product margin on certain products held in the distributor’s inventory. We analyze current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program. We also offer stock rotation rights to three distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. We analyze current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required for this program. In addition, we had arrangements with a small number of customers offering a rebate program on various products, which were terminated in June 2010. We recorded rebates as a reduction of revenue when the rebate is in the form of cash consideration. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

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

Allowance for Doubtful Accounts. We evaluate the collectability of our accounts receivable based on length of time the receivables are past due. Generally, our customers have between thirty days to forty five days to remit payment of invoices. We record reserves for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected.  Once we have exhausted collection efforts, we will reduce the related accounts receivable against the allowance established for that receivable.  We have certain customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers’ creditworthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on our results of operations in the period in which such changes or events occur.  Historically, our write-offs have been insignificant.

 Goodwill. Our methodology for allocating the purchase price related to business acquisitions is determined through established valuation techniques.  Goodwill is measured as the excess of the cost of the acquisition over the amounts assigned to identifiable tangible and intangible assets acquired less assumed liabilities. We have one operating segment and business reporting unit, the sales of semiconductor devices, and we perform goodwill impairment tests annually during the fourth quarter and between annual tests in certain circumstances. In 2008, we determined that our carrying value exceeded fair value, indicating that goodwill was potentially impaired. As a result, we initiated the second step of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the Company to all of our assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. We determined that there was no implied fair value of goodwill and recorded an impairment charge of $34.7 million in 2008. In the fourth quarter of 2009 and 2010, we tested the goodwill acquired and determined there was no impairment.

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

Taxes. We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2010, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance (see Note 12 to the consolidated financial statements). The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset.  As of December 31, 2010, a valuation allowance continues to be recorded for the deferred tax assets based on management’s assessment that realization of deferred tax assets is uncertain due to the history of losses, the variability of operating results and the inability to conclude that it is more likely than not that sufficient taxable income would be generated in future periods to realize those deferred tax assets. Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may significantly increase income in the period such determination is made.

Recent Accounting Pronouncements

In December 2010, the FASB amended the guidance related to application of the goodwill impairment model when a reporting unit has a carrying amount that is zero or a negative value. The guidance clarifies that when this is the case, a goodwill impairment test should be performed if qualitative factors indicate that it is more likely than not that goodwill impairment exists. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the potential impact, if any, of the new accounting guidance on our consolidated financial statements.

In January 2010, the FASB amended the guidance related to fair value disclosures. This amended guidance requires disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, this guidance requires presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations and we do not believe that it will have subsequent impact after the 2011 adoption of the guidance around fair value measurements using unobservable inputs.

In October 2009, the FASB updated the guidance related to Multiple Element Arrangements. This guidance relates to the final consensus reached by FASB on a new revenue recognition guidance regarding revenue arrangements with multiple deliverables. The new accounting guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new accounting guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. We are currently evaluating the potential impact, if any, of the new accounting guidance on our consolidated financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents short-term investments and long-term investments of approximately $18.5 million at December 31, 2010. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $2,000 decrease (less than 1%) in the fair value of the Company's available-for-sale securities.  At December 31, 2010 and 2009, we had an unrealized loss our investments of approximately $6,000 and an unrealized gain of approximately $28,000 at December 31, 2009.

Foreign Currency Exchange Risk

All of our revenue and a majority of our expense and capital purchasing activities are transacted in U.S. dollars. However, we have significant operating activities incurred in or exposed to other currencies, primarily the British Pound. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could have a material impact on our results of operations. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that a weighted average adverse change of 20% in currency exchange rates could be experienced in the near term. Such an adverse change would have resulted in an adverse impact on income before taxes of $2.3 million during the year ended December 31, 2010.

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

Based on their evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal year that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm, BDO USA, LLP, which audited the financial statements in this Annual Report on Form 10-K, independently assessed the effectiveness of the company’s internal control over financial reporting. BDO USA, LLP has issued an attestation report, included in Part IV, Item 15(a) of this report.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       1.     Consolidated Financial Statements

                            For the following financial information included herein, see Index on page 40:

                            Report of Independent Registered Public Accounting Firm

                            Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Balance Sheets as of December 31, 2010 and 2009.

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2010.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2010.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010.

Notes to Consolidated Finacial Statements.

          2.     Financial Statement Schedule

                          The financial statement schedules of the Company are included in Part IV of this report: As of and for each of the three years in the period ended December 31, 2010-II Valuation and Qualifying Accounts. All other schedules have been omitted because they are not applicable.

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

PLX TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PLX Technology, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of PLX Technology, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010.  In connection with our audits of the financial statements, we have also audited Schedule II – Valuation and Qualifying Accounts as of and for each of the years ended December 31, 2010, 2009 and 2008.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLX Technology, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, Schedule II – Valuation and Qualifying Accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PLX Technology, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2011, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
San Francisco, California
March 4, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PLX Technology, Inc.
Sunnyvale, California

We have audited PLX Technology, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  PLX Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, PLX Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PLX Technology, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 4, 2011, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
San Francisco, California
March 4, 2011

PLX TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$5,835	$11,299
Short-term investments	10,398	27,060
Accounts receivable, less allowances of $1,632 and $2,147	13,555	9,167
Inventories	13,318	9,628
Other current assets	4,159	3,712
Total current assets	47,265	60,866
Goodwill	21,412	1,367
Other purchased intangible assets, net of accumulated amortization of $8,072 and $3,416	31,484	5,640
Property and equipment, net	12,554	10,856
Long-term investments	7,346	1,656
Other assets	1,910	3,635
Total assets	$121,971	$84,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,783	$6,489
Accrued compensation and benefits	5,266	1,261
Accrued commissions	514	740
Short term note payable and capital lease obligation	6,066	776
Other accrued expenses	1,803	1,657
Total current liabilities	22,432	10,923
Long term note payable and capital lease obligation	1,731	1,098
Total liabilities	24,163	12,021

Commitments and contingencies (Notes 11 and 13)

Stockholders' equity:
Preferred stock, $0.001 par value per share:
Authorized -- 5,000,000 shares: none issued and outstanding	-	-
Common stock, $0.001 par value per share:
Authorized -- 200,000,000 shares: issued and outstanding - 44,504,371 and 37,012,223	45	37
Additional paid-in capital	183,090	153,939
Accumulated other comprehensive loss	(148)	(87)
Accumulated deficit	(85,179)	(81,890)
Total stockholders' equity	97,808	71,999
Total liabilities and stockholders' equity	$121,971	$84,020

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Net revenues	$116,560	$82,832	$81,068
Cost of revenues	48,460	35,900	32,786
Gross profit	68,100	46,932	48,282

Operating expenses
Research and development	35,766	31,387	27,091
Selling, general and administrative	26,720	24,719	23,368
Acquisition and restructuring related costs	3,870	2,900	756
Amortization of purchased intangible assets	4,656	3,416	742
Impairment of assets	-	-	54,272
Total operating expenses	71,012	62,422	106,229
Operating loss	(2,912)	(15,490)	(57,947)
Interest income	186	622	1,521
Interest expense	(117)	(450)	-
Other income (expense), net	(13)	164	22
Loss on fair value remeasurement	-	(3,842)	-
Loss before provision for income taxes	(2,856)	(18,996)	(56,404)
Provision for (benefit from) income taxes	433	(194)	126
Net loss	$(3,289)	$(18,802)	$(56,530)

Basic net loss per share	$(0.08)	$(0.53)	$(2.00)

Shares used to compute basic per share amounts	38,942	35,653	28,203

Diluted net loss per share	$(0.08)	$(0.53)	$(2.00)

Shares used to compute diluted per share amounts	38,942	35,653	28,203

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 & COMPREHENSIVE INCOME (LOSS)
(in thousands, except share amounts)

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common Stock		Paid-in	Income	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at December 31, 2007	28,841,439	$29	$134,503	$(82)	$(6,558)	$127,892
Share-based compensation expense	-	-	3,301	-	-	3,301
Issuance of stock under employee option plans	119,229	-	845	-	-	845
Repurchase of common stock	(956,406)	(1)	(6,490)	-	-	(6,491)
Comprehensive income (loss):
Change in unrealized loss on investments	-	-	-	229	-	229
Translation adjustments	-	-	-	(43)	-	(43)
Net loss	-	-	-	-	(56,530)	(56,530)
Total comprehensive loss						(56,344)
Balance at December 31, 2008	28,004,262	28	132,159	104	(63,088)	69,203

Share-based compensation expense	-	-	2,398	-	-	2,398
Tender offer payments	-	-	(933)	-	-	(933)
Issuance of stock:
under employee stock option plans	8,000	-	26	-	-	26
in connection with the acquisition of Oxford	8,999,961	9	20,213	-	-	20,222
Tax benefit related to exercise of stock options	-	-	76	-	-	76
Comprehensive income (loss):
Change in unrealized loss on investments	-	-	-	(263)	-	(263)
Translation adjustments	-	-	-	72	-	72
Net loss	-	-	-	-	(18,802)	(18,802)
Total comprehensive loss						(18,993)
Balance at December 31, 2009	37,012,223	37	153,939	(87)	(81,890)	71,999

Share-based compensation expense	-	-	1,264	-	-	1,264
Issuance of stock:
under employee stock option plans	92,188	1	222	-	-	223
in connection with the acquisition of Teranetics	7,399,980	7	27,447	-	-	27,454
true up in connection with the acquisition of Oxford	(20)	-	-	-	-	-
Tax benefit related to exercise of stock options	-	-	218	-	-	218
Comprehensive loss:
Change in unrealized loss on investments	-	-	-	(34)	-	(34)
Translation adjustments	-	-	-	(27)	-	(27)
Net loss	-	-	-	-	(3,289)	(3,289)
Total comprehensive loss						(3,350)
Balance at December 31, 2010	44,504,371	$45	$183,090	$(148)	$(85,179)	$97,808

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(3,289)	$(18,802)	$(56,530)
Adjustments to reconcile net loss to net cash flows provided by operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	3,458	3,289	2,240
Share-based compensation expense	1,264	2,398	3,301
Amortization of purchased intangible assets	4,656	3,416	742
Impairment of assets	-	-	54,272
Provision for inventories	669	521	684
Fair value remeasurement of note payable	-	3,842	-
Changes in pre-acquisition deferred tax balances	-	-	(151)
Other non-cash items	271	(95)	(176)
Changes in operating assets and liabilities:
Accounts receivable	(3,945)	(1,887)	4,822
Inventories	(3,767)	(180)	(519)
Other current assets	(1,112)	2,300	(987)
Other assets	623	(252)	(298)
Accounts payable	(625)	(662)	(444)
Accrued compensation and benefits	3,376	(1,840)	123
Accrued commissions	(231)	168	(177)
Other accrued expenses	(1,847)	(626)	647
Net cash provided by (used in) operating activities	(499)	(8,410)	7,549

Cash flows provided by (used in) investing activities:
Cash acquired in Oxford acquisition	-	4,392	-
Cash used in Teranetics acquisition	(810)	-	-
Purchase of investments	(34,829)	(34,265)	(48,360)
Sales and maturities of investments	45,531	45,499	35,890
Purchase of property and equipment	(3,390)	(1,182)	(1,776)
Proceeds from sales of property and equipment	22	2	-
Net cash provided by (used in) investing activities	6,524	14,446	(14,246)

Cash flows used in financing activities:
Proceeds from exercise of common stock options	223	26	845
Excess tax benefit from share-based compensation	242	-	76
Repurchase of common stock	-	-	(6,491)
Tender Offer payments	-	(933)	-
Principal payments on capital lease obligations	(727)	(659)	-
Payments of assumed debt	(11,195)	-	-
Net cash used in financing activities	(11,457)	(1,566)	(5,570)
Effect of exchange rate fluctuations on cash and cash equivalents	(32)	(36)	(43)
Increase (decrease) in cash and cash equivalents	(5,464)	4,434	(12,310)
Cash and cash equivalents at beginning of year	11,299	6,865	19,175
Cash and cash equivalents at end of year	$5,835	$11,299	$6,865

Supplemental disclosure of cash flow information:
Cash from income tax refunds	$2	$1,111	$4
Cash paid for income taxes	$1,017	$59	$199
Cash paid for interest	$1,268	$418	$-
Common stock issued in connection with acquisition	$27,454	$10,192	$-
Common stock issued in connection with acquisition after conversion of the note into shares	$-	$10,030	$-
Notes issued in connection with acquisition	$6,650	$-	$-

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries in China, India, Japan, Korea, Singapore, Taiwan and the United Kingdom. All intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments

At December 31, 2010, the Company’s securities consisted of debt securities.  Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2010 and 2009, all debt securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices or prices quoted in markets that are not active, with unrealized gains and losses reported in a separate component of stockholders' equity. The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity both of which are included in interest income. Realized gains and losses are recorded on the specific identification method.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	December 31,
	2010	2009
Work-in-process	$5,016	$2,242
Finished goods	8,302	7,386
Total	$13,318	$9,628

The Company evaluates the need for potential provision for inventory by considering a combination of factors, including the life of the product, sales history, obsolescence and sales forecasts.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the value of net assets of businesses acquired and is carried at cost unless write-downs for impairment are required. The Company’s goodwill as of December 31, 2010, is a result of the Oxford and Teranetics acquisition on January 2, 2009 and October 1, 2010, respectively.  The Company evaluates the carrying value of goodwill on an annual basis during the fourth quarter and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable. Such indicators would include a significant reduction in the Company's market capitalization, a decrease in operating results or a deterioration in the Company's financial position. The Company operates under a single reporting unit, and accordingly, all of its goodwill is associated with the entire company.

The purchased intangible assets including customer base and developed/core technology are being amortized over the assets’ useful lives, which ranges from three to six years, utilizing the straight-line or accelerated methods which approximates the estimated future cash flows from the intangible. Also, see Notes 6 and 7 to the consolidated financial statements. The Company evaluates other intangible assets for impairment whenever events and circumstances indicate that such assets might be impaired.

Changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Goodwill	$36,059	$34,692
Accumulated impairment losses	(34,692)	(34,692)
Net goodwill at beginning of period	1,367	-

Goodwill acquired in the acquisition of Oxford	-	1,367
Goodwill acquired in the acquisition of Teranetics	20,045
Net goodwill at end of period	$21,412	$1,367

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

In the fourth quarter of 2009 and 2010, the Company tested the goodwill acquired and determined there was no impairment.

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

Property and equipment are as follows (in thousands):

	December 31,
	2010	2009
Land	$3,150	$3,150
Building and improvements	4,169	4,078
Equipment and furniture	14,330	12,636
Purchased software	3,277	3,317
	24,926	23,181
Accumulated depreciation	(12,372)	(12,325)
Net property and equipment	$12,554	$10,856

Depreciation and amortization expense pertaining to property and equipment was approximately $2.3 million, $2.2 million and $2.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Foreign Currency Translation

The functional currency of the Company’s international subsidiaries, China, Japan and Korea, is the local currency of the resident countries.  Assets and liabilities of the Company’s foreign subsidiaries are translated into the Company’s reporting currency at month-end exchange rates.  Revenues and expenses of the Company’s foreign subsidiaries are translated into the Company’s reporting currency at weighted-average exchange rates. The effects of the translation are included in a separate component of the Consolidated Statements of Stockholder’s equity and Comprehensive Income (Loss).

Foreign Currency Transaction

The functional currency of the Company’s international subsidiaries, India, Singapore, Taiwan and UK, is the United States dollar. Assets and liabilities maintained in currencies other than the United States dollar are remeasured using the foreign exchange rate at the balance sheet dates. Operational accounts are remeasured and recorded at the rate in effect at the date of the transactions. The effects of the remeasurement are included within other income, net in the Consolidated Statements of Operations.

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

The Company offers pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. The Company analyzes current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program. The Company also offers stock rotation rights to three distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. The Company analyzes current stock rotation requests and past experience to determine the ending sales reserve required for this program. In addition, the Company had arrangements with a small number of customers offering a rebate program on various products, which were terminated in June 2010. The Company recorded rebates as a reduction of revenue when the rebate is in the form of cash consideration. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect various accounts, including but not limited to goodwill, acquired intangibles, long-lived assets, income taxes, inventories, revenue recognition, sales reserves, allowance for doubtful accounts, share-based compensation and warranty reserves as reported in the financial statements and accompanying notes.  Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), reflected in the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Unrealized gain (loss) on investments, net	$(6)	$28	$291
Cumulative translation adjustments	(142)	(115)	(187)
Accumulated other comprehensive income (loss)	$(148)	$(87)	$104

Recent Accounting Pronouncements

In December 2010, the FASB amended the guidance related to application of the goodwill impairment model when a reporting unit has a carrying amount that is zero or a negative value. The guidance clarifies that when this is the case, a goodwill impairment test should be performed if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

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

2. Share-Based Compensation

Stock Option Plans

In May 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan (“2008 Plan”).  An amendment to the 2008 Plan was approved by the Company’s stockholders in May 2010 to increase the number shares reserved by 1,500,000. Under the 2008 Plan, as so amended, there is authorized for issuance and available for awards an aggregate of 2,700,000 shares of the Company’s common stock, plus the number of shares of the Company’s common stock available for issuance under the Company’s prior incentive plan, its 1999 Stock Incentive Plan, that were not subject to outstanding awards as of May 27, 2008.  In addition, the share reserve under the 2008 Plan will be increased by the number of shares issuable pursuant to awards outstanding under the prior plan that would have otherwise reverted to the prior plan because such awards expire, are canceled or otherwise terminated without being exercised.  However, under the 2008 Plan, no more than 7,080,765 shares may be issued or transferred. Awards under the 2008 Plan may include stock options, restricted stock, stock appreciation rights, performance awards, restricted stock units and other awards, provided that with respect to full value awards, such as restricted stock or restricted stock units, no more than 300,000 shares may be issued in the form of full value awards during the term of the 2008 Plan.  Awards under the 2008 Plan may be made to the Company’s officers and other employees, its board members and consultants that it hires and have a term of seven years.  The 2008 Plan has a term of ten years.

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

	Years Ended December 31,
	2010	2009	2008
Volatility	0.62	0.62	0.54
Expected term of options (in years)	4.19	4.51	4.47
Risk-free interest rate	1.61%	2.34%	2.55%

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

As share-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years 2010, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rate of 26%, 29% and 26% for the years ended December 31, 2010, 2009 and 2008, respectively, was based on historical experience.

The following table shows total share-based compensation and employee stock ownership plan expenses recorded for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Cost of revenues	$33	$91	$59
Research and development	715	862	1,317
Selling, general and administrative	863	1,767	1,925
Total share-based compensation expense	$1,611	$2,720	$3,301

The 2009 share-based compensation expense included $1.6 million of share-based compensation expense related to the unamortized expense of options accelerated in connection with the Company’s tender offer.  For more information on the tender offer, refer to the ‘Tender Offer’ section in this Note 2.

A summary of option activity under the Company’s stock equity plans during the years ended December 31, 2010, 2009 and 2008 are as follows:

				Weighted Average
				Remaining	Aggregate
	Options Available	Number of	Weighted Average	Contractual Term	Intrinsic
Options	for Grant	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2007	1,142,597	3,999,473	$11.38	4.79	$2,663,803
Authorized	1,200,000	-	-
Granted	(1,531,500)	1,531,500	5.12
Exercised	-	(119,229)	7.09
Cancelled	651,901	(651,901)	8.96
Plan Termination (1)	(150,753)	-	-
Adjustment	(60)	-	-

Outstanding at December 31, 2008	1,312,185	4,759,843	9.80	4.20	$1,262
Granted	(1,265,400)	1,265,400	2.43
Exercised	-	(8,000)	3.22
Cancelled	3,191,447	(3,191,447)	11.62
Retired (2)	(2,133,278)	-	-
Plan Termination (3)	(234,144)	-	-

Outstanding at December 31, 2009	870,810	2,825,796	4.36	5.14	$1,794,310
Authorized	1,500,000	-	-
Granted	(1,581,000)	1,581,000	4.27
Exercised	-	(92,188)	2.42
Cancelled	111,955	(111,955)	5.65
Plan Termination (3)	(3,041)	-	-

Outstanding at December 31, 2010	898,724	4,202,653	4.34	5.06	$2,314,975

Exercisable at December 31, 2010		1,669,694	$5.40	3.74	$1,043,127

(1)	Represents options cancelled and no longer issuable under the 1998 Stock Incentive Plan and the NetChip Technology, Inc. 1996 Flexible Stock Incentive Plan.
(2)	Represents options that were tendered and retired pursuant to the Company’s 2009 tender offer program.
(3)	Represents options cancelled and no longer issuable under the 1998 Stock Incentive Plan and the Sebring Systems, Inc. 1997 Stock Option/Issuance Plan.

The Black-Scholes weighted average fair values of options granted during the years ended December 31, 2010, 2009 and 2008 were $2.08, $1.20 and $2.27, respectively.

The following table summarizes ranges of outstanding and exercisable options as of December 31, 2010:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining	Weighted		Weighted
Range of		Contractual Term	Average		Average
Exercise Price	Number	(in years)	Exercise Price	Number	Exercise Price
$1.50-$2.00	811,151	5.12	$1.91	350,482	$1.91
$2.01-$3.42	675,627	4.63	2.35	385,626	2.45
$3.43-$3.76	751,400	6.44	3.50	68,095	3.74
$3.77-$4.92	1,137,340	5.94	4.64	146,293	4.03
$4.93-$16.65	827,135	2.89	8.67	719,198	9.12
Total	4,202,653	5.06	$4.34	1,669,694	$5.40

The total intrinsic value of options exercised during the year ended December 31, 2010 was approximately $0.3 million. In 2009, the intrinsic value of options exercised was approximately $2,000. The fair value of options vested during the year ended December 31, 2010 was approximately $3.1 million. As of December 31, 2010, total unrecognized compensation costs related to nonvested stock options net of estimated forfeitures was $1.8 million which is expected to be recognized as expense over a weighted average period of approximately 1.41 years.

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

3.  Net Loss Per Share

The Company uses the treasury stock method to calculate the weighted-average shares used in the diluted earnings per. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2010	2009	2008

Net loss	$(3,289)	$(18,802)	$(56,530)
Weighted average shares of common stock outstanding	38,942	35,653	28,203
Net loss per share - basic and diluted	$(0.08)	$(0.53)	$(2.00)

As the Company incurred a net loss for the years ended December 31, 2010, 2009 and 2008, the effect of dilutive securities, totaling 4.2 million, 2.8 million and 4.8 million shares, respectively, has been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive.  Dilutive securities are comprised of options to purchase common stock.

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

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$1	$1	$-	$-
Certificate of deposit	1,494	1,494	-	-
Marketable securities	16,997	-	16,997	-
Total	$18,492	$1,495	$16,997	$-

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$3,611	$3,611	$-	$-
Certificate of deposit	1,726	1,726	-	-
Marketable securities	26,990	-	26,990	-
Total	$32,327	$5,337	$26,990	$-

Investments

As of December 31, 2010, the Company’s securities consisted of debt securities and were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices or prices quoted in markets that are not active, with unrealized gains and losses reported in a separate component of stockholders’ equity.  The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity, both of which are included in interest income.  Realized gains and losses are recorded on the specific identification method.

The fair value of available-for-sale investments is as follows (in thousands):

	December 31, 2010
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$1,494	$-	$-	$1,494
Corporate bonds and notes	3,879	2	(1)	3,880
Municipal bonds	1,988	-	(7)	1,981
US treasury and government agencies securities	11,136	11	(11)	11,136
Total short and long-term available-for-sale investments	$18,497	$13	$(19)	$18,491

Contractual maturity dates for investments:
Less than one year				11,145
One to two years				7,346
				$18,491

	December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$1,726	$-	$-	$1,726
Corporate bonds and notes	1,937	8	(3)	1,942
Municipal bonds	106	-	-	106
US treasury and government agencies securities	24,919	35	(12)	24,942
Total short and long-term available-for-sale investments	$28,688	$43	$(15)	$28,716

Contractual maturity dates for investments:
Less than one year				27,060
One to two years				1,656
				$28,716

The following tables show the gross unrealized losses and fair value for investments in an unrealized loss position as of December 31, 2010 and December 31, 2009, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	December 31, 2010
	Less than 12 Months		12 months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate bonds and notes	$1,620	$(1)	$-	$-	$1,620	$(1)
Municipal Bonds	1,877	(7)	-	-	1,877	(7)
US treasury and government agencies securities	3,915	(11)	-	-	3,915	(11)
Total	$7,412	$(19)	$-	$-	$7,412	$(19)

	December 31, 2009
	Less than 12 Months		12 months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate bonds and notes	$561	$(3)	$-	$-	$561	$(3)
US treasury and government agencies securities	13,292	(12)	-	-	13,292	(12)
Total	$13,853	$(15)	$-	$-	$13,853	$(15)

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

5.  Concentrations of Credit, Customer and Supplier Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments and trade receivables. The Company generally invests its excess cash in money market funds, commercial paper of corporations with high credit ratings, municipal bonds and treasury bills. The Company’s cash, cash equivalents, short and long-term investments were approximately $23.6 million as of December 31, 2010 which exceeded the amount insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Company has not experienced any significant losses on its cash equivalents or short and long-term investments.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. Customers who accounted for 10% or more of net accounts receivable are as follows:

	December 31,
	2010	2009	2008

Avnet, Inc.	31%	21%	10%
Excelpoint Systems Pte Ltd.	21%	25%	36%
Answer Technology, Inc.	15%	18%	18%
Promate Electronics Co., Ltd.	* %	14%	-

*       Less than 10%

The Company analyzes the need for reserves for potential credit losses and records reserves when necessary. Through fiscal 2010, there were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Years Ended December 31,
	2010	2009	2008

Excelpoint Systems Pte Ltd.	27%	25%	29%
Avnet, Inc.	22%	12%	12%
Answer Technology, Inc.	17%	12%	13%
Promate Electronics Co., Ltd.	* %	15%	-

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

In the fourth quarter of 2010 and 2009, the Company tested the goodwill acquired and determined there was no impairment.

7.  Business Combinations.

Acquisition of Teranetics, Inc.

On October 1, 2010, the Company acquired all of the outstanding shares of capital stock of Teranetics, Inc. (Teranetics), a privately held fabless provider of high performance mixed-signal semiconductors.

Teranetics’ corporate headquarters were located in San Jose, California.  Founded in 2003, Teranetics provides state-of-the-art silicon solutions that enable 10 Gigabit per second rates over widely installed low-cost CAT6 and CAT6a cabling.  Teranetics’ products allow data centers and enterprise networks to increase scalability and improve throughput while dramatically lowering the cost of ownership for 10 Gigabit per second links.

The Company believes that this acquisition provides a third leadership position into its product portfolio. There are major synergies in the design process, technology, sales, marketing, and supply chains. The company can leverage its technology and IP with PCI Express and 10 Gigabit Ethernet to bring out new architectures for the data centers. Teranetics’ customers include Arista Networks, Cisco, DirecTV, Extreme Networks and Intel.

The total consideration paid for the transaction was $34.7 million, consisting of 7.4 million shares at $3.71 per share, the closing price on October 1, 2010, the date the transaction was closed, cash of $1.0 million and assessed fair value of two promissory notes in aggregate amount of approximately $6.7 million, less $1.3 million allocated to Teranetics’ chief executive officer’s bonus.

The following table summarizes the consideration paid for Teranetics:

	Common	Cash at	Notes	Bridge
	Shares of PLX	Closing	A and B	Note	Total

Purchase price	$26,406	$887	$6,386	$1,000	$34,679
Allocated to CEO bonus	1,048	35	264		1,347
Total	$27,454	$922	$6,650	$1,000	$36,026

As a part of the merger agreement, the Company acquired all of the outstanding shares of capital stock of Teranetics in exchange for 7.4 million shares of common stock of PLX, cash of approximately $1.0 million and two promissory notes in the aggregate principal amount of $6.9 million. One note is for the principal amount of approximately $1.5 million and is due 3 years after the closing of the Merger, and the other note is for the principal amount of $5.4 million and is due 12 months after the closing of the Merger (this $5.4 million note is to be delivered into an escrow fund that may be used to satisfy indemnity obligations owed to PLX).  The stated interest rate on the promissory notes is 0.46%.  In accordance with the business combinations guidance, the promissory notes were fair valued based on market interest rates and the assessed fair value of the promissory notes was approximately $6.7 million.

Under a prior employment agreement between Teranetics and its chief executive officer, the chief executive officer was entitled to receive a bonus for prior services rendered based on the merger consideration amount.  The agreement provided that the chief executive officer was to receive his distribution in the same manner and timing in which the shareholders of Teranetics receive their purchase consideration and did not require continuing employment after the merger.  The chief executive officer’s bonus of approximately $1.3 million is included in the stock, cash and promissory notes issued.

The Company extended a bridge loan to Teranetics in the amount of $1.0 million during negotiations to support the working capital needs of Teranetics and in contemplation of the Merger.  Upon closing of the Merger, the $1.0 million bridge note was also considered part of the merger consideration provided as a component of the purchase price.

In addition to consideration transferred to former stockholders of Teranetics, PLX made payments at closing in the amount of $13.2 million to repay debt and other assumed liabilities.  The payments consisted of $11.2 million for convertible promissory note and line of credit debt and $2.0 million of payables for legal and investment banking services performed for Teranetics prior to closing and in connection with the merger.

The Company agreed to pay the former Teranetics employees a bonus pool under the Teranetics Employee Retention Plan which required continued employment in order to be earned by individual employees.  Under the final plan, a total of $5.3 million was carved out of the consideration as a bonus pool to be paid out over a period of time to participants who were employees of Teranetics at the time of a change in control, provided they fulfilled certain future service requirements for the combined entity.  As of December 31, 2010, the Company has paid $2.6 million for the initial 50% of the retention bonus, of which $0.9 million is prepaid for first quarter 2011 services. The Company also accrued $1.3 million for the pro-rata portion of the remaining $2.7 million commitment based on the required service period.  If any individual leaves prior to the completion of the required service period, any amounts forfeited by the individual are added back to the bonus pool and re-allocated to the remaining participants. There is still an additional $1.4 million of commitments under this agreement not accrued as of December 31, 2010 which is being accrued as a liability and accreted to expense on a pro-rata basis over the remaining associated future service period ending October 1, 2011.  Approximately $3.0 million of retention bonus expense was recorded in 2011. See Notes 8 and 13 to the consolidated financial statements for additional information.

Recognized amounts of identifiable assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$112
Trade receivables	443
Inventories	444
Other current assets	360
Property, plant and equipment	673
Identifiable intangible assets	30,500
Other assets	42
Trade and other payable	(2,919)
Accruals and other liabilities	(15,021)
Total indentifiable net assets	$14,634
Goodwill	20,045
$34,679

The fair value of assets acquired includes trade receivables of $0.4 million.  The gross amount due under sales related contracts was $0.4 million, of which none was expected to be uncollectible.

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

The goodwill arising from the acquisition is largely attributable to the synergies expected to be realized after the Company’s acquisition and integration of Teranetics.  The Company only has one operating segment, semiconductor products, so all of the goodwill was assigned to the one segment.  Goodwill is not expected to be deductible for tax purposes.

Teranetics contributed revenues and gross profit of $1.0 million and $0.3 million, respectively, to the Company for the year ended December 31, 2010.  The Company integrated Teranetics operations shortly after acquisition and was fully integrated as of December 31, 2010 and it is therefore not practicable to identify earnings associated with Teranetics’ contribution.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination occurred on January 1, 2009 (in thousands).

	Unaudited Pro Forma
	Years Ended December 31,
	2010	2009
Net revenues	$119,198	$86,286
Net loss	$(17,690)	$(53,112)

The unaudited pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Teranetics to reflect the amortization that would have been recorded assuming the intangible assets had been acquired on January 1, 2009.

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

The Company believed that through this acquisition, it would gain a leadership position in the growing consumer external storage market.  Major synergies include common interconnect technologies and design flows, sales, marketing and support systems, and supply chains.  Most importantly, the Company can create innovative products that combine the considerable intellectual property and industry knowledge of Oxford and PLX.

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
$16,380

The fair value of assets acquired includes trade receivables of $1.6 million.  The gross amount due under sales related contracts was $1.6 million, of which $0.3 million was expected to be uncollectible as a result of recognized credits due to distributors for the difference in the price they previously purchased products for from Oxford Semiconductor, Inc. and the authorized quote price based on the distributors’ sell through activity.  The gross amount under a prior IP royalty arrangement was $0.3 million and the full amount was expected to be uncollectible.

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

The goodwill arising from the acquisition was largely attributable to the synergies expected to be realized after the Company’s acquisition and integration of Oxford.  The Company only has one operating segment, semiconductor products, so all of the goodwill was assigned to the one segment.  Goodwill is not expected to be deductible for tax purposes.

Oxford contributed revenues and gross profit of $23.7 million and $12.7 million, respectively, to the Company for the year ended December 31, 2010 and $25.7 million and $13.1 million, respectively, to the Company for the year ended December 31, 2009.  Oxford operations were fully integrated as of the end of the first quarter of 2009 and it is therefore not practicable to identify earnings associated with Oxford’s contribution.

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

Unaudited Pro Forma
Year Ended December 31 2008,
Revenue	$118,071
Net loss	$(67,691)

The unaudited pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Oxford to reflect the amortization that would have been recorded assuming the intangible assets had been acquired on January 1, 2008.

8.  Acquisition and Restructuring Costs

Acquisition Costs

For the years ended December 31, 2010 and 2009, the Company incurred $0.9 million and $0.4 million, respectively, of third party acquisition related costs, primarily for outside legal and accounting costs.  As a result of the adoption of the revised accounting guidance related to business combinations on January 1, 2009, the Company expensed acquisition related costs of $0.8 million in 2008 associated with the January 2, 2009 acquisition of Oxford. The Company also recorded $3.0 million of retention bonus expense associated with the acquisition of Teranetics for the year ended December 31, 2010.  See Notes 7 and 13 to the consolidated financial statements for additional information.  These expenses were included in operating expenses under acquisition related costs in the Company’s Consolidated Statement of Operations for the year ended December 31, 2010, 2009 and 2008.

Severance

In the year ended December 31, 2009, the Company recorded approximately $2.1 million of severance and benefit related costs, included in acquisition and restructuring related costs in the Consolidated Statement of Operations, related to the termination of 61 employees as a result of the redundancy issue associated with the acquisition of Oxford and the downsizing of the Company’s R&D facility in Singapore. As of December 31, 2009 essentially all of the $2.1 million severance and benefit related costs were paid.

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

9.  Other Intangibles Assets

As discussed in Note 7 above, the acquisition of Teranetics and Oxford included the acquisition of $30.5 million and $9.1 million, respectively, of identifiable intangible assets.  All of these intangibles are subject to amortization.  There is no estimated residual value on any of the intangible assets.

The following table summarizes the gross carrying amount and accumulated amortization for each major intangible class and the weighted average amortization period, in total and by major intangible asset class (in thousands).

	2010
	Gross Carrying	Accumulated	Net	Amortization	Estimated
	Value	Amortization	Value	Method	Useful Life
Existing and core technology
Oxford USB and Serial Connectivity	$4,600	$(3,833)	$767	Accelerated	3 years
Oxford Network Attached Storage Connectivity	3,800	(1,520)	2,280	Straight-line	5 years
Teranetics Network PHY	20,100	(838)	19,262	Straight-line	6 years
Trade Name
Oxford	600	(600)	-	Straight-line	2 years
Teranetics	200	(25)	175	Straight-line	2 years
Customer Relationships
Oxford	56	(56)	-	Accelerated	1 year
Teranetics	10,200	(1,200)	9,000	Accelerated	3.5 years
Totals	$39,556	$(8,072)	$31,484		4.8 years

	2009
	Gross Carrying	Accumulated	Net	Amortization	Estimated
	Value	Amortization	Value	Method	Useful Life
Existing and core technology
Oxford USB and Serial Connectivity	$4,600	$(2,300)	$2,300	Accelerated	3 years
Oxford Network Attached Storage Connectivity	3,800	(760)	3,040	Straight-line	5 years
Oxford Trade Name	600	(300)	300	Straight-line	2 years
Oxford Customer Relationships	56	(56)	-	Accelerated	1 year
Totals	$9,056	$(3,416)	$5,640		3.8 years

The amortization expense was $4.7 million, $3.4 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense for the year ended December 31, 2008 was related to the amortization of intangibles acquired through our prior acquisitions of HiNT Corporation and NetChip Technology, Inc.  As of December 31, 2008, the Company determined that these assets were impaired and the remaining carrying value of $0.8 million was written off.

Estimated future amortization expense is as follows (in thousands):

2011	$9,364
2012	6,923
2013	5,423
2014	3,912
2015	3,350
2016	2,512
Total	$31,484

10.  Stock Repurchase

In September 2002, the Company’s Board of Directors approved a repurchase of up to 2,000,000 shares of common stock.  In July 2008, the Company’s Board of Directors authorized an additional 2,000,000 shares under the repurchase program.  At the discretion of management, the Company can repurchase the shares from time to time in the open market or in privately negotiated transactions. Approximately 774,000 shares were repurchased for approximately $1.9 million in cash in 2002 and 2003.  The Company did not repurchase any additional shares from January 1, 2004 through December 31, 2007. In 2008, the Company repurchased 956,000 shares for approximately $6.5 million. The Company did not repurchase any additional shares in 2009 and 2010.

11.  Retirement Savings Plan

The Company sponsors the PLX Technology, Inc. 401(k) Plan (the “Plan”).  The Plan allows all full-time employees to contribute up to 100% of their annual compensation.  However, employee contributions are limited to a maximum annual amount established by the Internal Revenue Service. Beginning in 1996, the Company made a matching contribution calculated at 50 cents on each dollar of the first 6% of the participant’s compensation. In January 2009, the Company announced that it suspended the matching contributions effective February 1, 2009 as a result of macroeconomic conditions. The Company reinstated its matching contributions in July 2010. The Company's expenses relating to the plan were approximately $0.2 million, $49,000 and $0.5 million for 2010, 2009 and 2008, respectively.

As a result of the acquisition of Oxford, the Company contributed to the U.K. national pension program. The Company expensed approximately $0.3 million in both 2010 and 2009, respectively, relating to this program.

In January 2009, the Company established the PLX Technology, Inc. Employee Stock Ownership Plan (the “ESOP”). The ESOP is non-contributory and provides cash contribution at a percent of eligible U.S. compensation that is determined annually by the Board of Directors. In 2009, the Company contributed 2% of eligible compensation up to $3,000 per employee. The expense recorded for contributions to this plan was approximately $0.3 million in both 2010 and 2009.

12. Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Federal:
Current	$350	$(120)	$16
Deferred	-	(160)	-
	350	(280)	16

State:
Current	36	21	69
Deferred	-	-	-
	36	21	69

Foreign:
Current	47	65	41
	47	65	41

Total	$433	$(194)	$126

The provision (benefit) for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal income tax rate as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Tax expense (benefit) at the U.S. statutory rate	$(1,000)	$(6,648)	$(19,741)
State taxes (net of federal benefit)	36	(798)	(2,420)
Goodwill impairment	-	-	13,424
Change in net operating losses	1,903	-	-
Research and development credit	(1,512)	(1,125)	(1,307)
True ups	36	228	(65)
Change in valuation allowance	754	6,436	10,123
Fair value remeasurement of note payable	-	1,345	-
Other individually immaterial items	216	368	112
	$433	$(194)	$126

During the year ended December 31, 2010, the Company’s deferred tax asset valuation allowance increased by $26.1 million. The Company’s deferred tax asset valuation allowance increased by $9.3 million and $10.1 million in 2009 and 2008, respectively.  The increase from December 31, 2009 to December 31, 2010 relates to acquired assets currently unrealizable, utilization of net operating losses and generation of foreign losses. The increase from December 31, 2008 to December 31, 2009 relates to acquired assets unrealizable in 2009 and the 2009 generated net operating loss.

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Accrued expenses and reserves	$2,686	$2,667
Net operating loss carryforwards	28,477	11,302
Research and development credits	15,307	11,870
Depreciation	21,562	5,844
Share-based compensation	3,965	3,634
Other	213	131
Gross deferred tax assets:	72,210	35,448
Valuation Allowance	(59,305)	(33,192)
	12,905	2,256

Deferred tax liabilities:
Acquisition related intangibles	(12,905)	(2,256)
Total net deferred tax assets	$-	$-

At December 31, 2010, the Company had federal and state net operating loss carryforwards of $51.6 million and $72.7 million, respectively. During the fourth quarter of 2010, the Company concluded its analysis under Internal Revenue Code Section 382 for federal net operating losses and determined that utilization of the net operating loss and credit carryforwards are subject to various annual limitations.  The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Net operating loss carryforwards will expire at various dates beginning in 2012 through 2029. In addition, as of December 31, 2010, the Company had federal and state tax credit carryforwards of approximately $8.0 million and $16.1 million, respectively.  The federal research and development credits will expire beginning in 2019 and the state credits will carryforward indefinitely. The Company also has approximately $22.3 million of net operating loss carryforwards from its UK operations.

Approximately $2.6 million of the federal and $1.6 million of the state net operating loss carryforward relate to excess tax deductions from stock options which have not yet been realized.  The accounting guidance for share-based compensation prohibits recognition of a deferred income tax asset for excess tax benefits due to stock option exercises that have not yet been realized through a reduction in income tax payable.

Due to operating losses incurred, the Company created a full valuation allowance as of December 2002 for deferred tax assets.  As of December 2010, a valuation allowance continues to be recorded for the net deferred tax asset based on management’s assessment that the realization of deferred tax assets is uncertain due to the history of losses, the variability of operating results and the inability to conclude that it is more likely than not that sufficient taxable income would be generated in future periods to realize those deferred tax assets. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is a follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Unrecognized tax benefits balance, beginning of period	$3,662	$2,208	$1,895
Gross increase (decrease) for tax positions for prior year	19	876	26
Gross increase for tax positions for current year	357	578	287
Unrecognized tax benefits balance, end of period	$4,038	$3,662	$2,208

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

The Company is subject to taxation in the US and various state and foreign jurisdictions. The tax years 1997-2009 remain open to examination by the federal and state tax authorities due to certain acquired net operation loss and overall credit carryforward positions.

The Company has made no provision for U.S. income taxes on approximately $0.2 million of cumulative undistributed earnings of certain foreign subsidiaries because it is the Company’s intention to indefinitely reinvest such earnings.  If such earnings were distributed, the Company would accrue additional taxes of approximately $0.1 million. Foreign operations generated a pre-tax loss of $6.3 million and $8.8 million in 2010 and 2009, respectively, and pre-tax income of $81,000 in 2008.

13.  Commitments and Contingencies

The Company uses several contract manufacturers and suppliers to provide manufacturing services for its products. As of December 31, 2010, the Company has purchase commitments for inventory with these contract manufacturers and suppliers of approximately $9.6 million. These inventory purchase commitments are placed on a sales order basis with lead times ranging from 4 to 16 weeks to meet estimated customer demand requirements.

The Company leases facilities, equipment, software tools and intellectual property (IP) under non-cancelable operating or capital leases and service agreements. Future minimum payments under facility, equipment, software tool and IP leases and agreements at December 31, 2010 are as follows (in thousands):

	Facility and
	Equipment	Software	IP	Total
2011	$1,129	$4,826	$1,125	$7,080
2012	751	2,134	450	3,335
2013	449	124	-	573
2014	449	-	-	449
2015	187	-	-	187
Total	$2,965	$7,084	$1,575	$11,624

Rental expense for all facility leases aggregated approximately $1.0 million, $1.0 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, the Company’s capital leases consist of IP. Amortization expense relating to capital leases was approximately $1.1 million and $1.0 million in 2010 and 2009, respectively. Included in other assets are capital lease assets of $1.3 million as of December 31, 2010 and is net of accumulated amortization of $2.1 million. There were no capital leases in 2008.

In connection with the Teranetics acquisition, the Company has a commitment to pay the former Teranetics employees a bonus pool under the Teranetics Employee Retention Plan.  In May 2010, the shareholders of Teranetics agreed to a Management Rights Plan, or carve-out, which provided in general terms that a portion of the consideration be paid by an acquirer in the event of a change in control to the then management of Teranetics, prior to any payments to stockholders of Teranetics.  The Management Rights Plan was agreed to by the Teranetics’ board and stockholders to ensure that Teranetics would have continued dedication and objectivity of their employees during potential change in control discussions, to provide employees with an incentive to continue their service and to maximize the value of Teranetics.   On September 22, 2010, in contemplation of the closing of the Teranetics acquisition on October 1, 2010, the Teranetics board of directors formalized the Management Rights Plan with the execution of the Teranetics Employee Retention Plan.  Under the Teranetics Employee Retention Plan, a total of $5.3 million was carved out of the consideration as a bonus pool to be paid out over a period of time to participants who were employees of Teranetics at the time of a change in control, provided they fulfilled certain future service requirements for the combined entity.  The initial 50% of the bonus pool was paid out upon closing and had a claw-back provision wherein if a participant did not remain employed with the combined entity for the earlier of their transition period or six months from the anniversary of the closing date, the Company could, at its sole discretion, require the participant to repay up to 100% of the bonus paid.  The second 50% of the bonus pool is to be paid out as of the one-year anniversary of the closing date, or after the completion of participant’s transitionary employment period for transitional employees.  If any individual leaves prior to the completion of the required service period, any amounts forfeited by the individual are added back to the bonus pool and re-allocated to the remaining participants.  As of December 31, 2010, PLX had paid $2.6 million for the initial 50% payment and had accrued $1.3 million for a pro-rata portion based on the required service period.  There is still an additional $1.4 million of commitment under this agreement not accrued as of December 31, 2010 which is being accrued as a liability and accreted to expense on a prorata basis over the remaining associated future service period ending October 1, 2011.  In January 2011, the Company paid $0.8 million of the remaining $2.7 million and expects $1.9 million to be paid in October 2011.

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

On May 14, 2010, the Company filed its answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  On Wednesday, October 13, 2010, the Comapny filed a motion to transfer venue of this action to the Northern District of California, but the Court has not yet ruled on that motion.  Further, on December 6, 2010, the Court held a case-management conference and subsequently entered a scheduling order in this matter, setting trial for February 2012.  While it is not possible to determine the outcome of that motion to transfer or the ultimate outcome of this litigation, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.  The Company believes that any ultimate liability in this litigation will not have a material impact on its financial position or results of operations.

On October 17, 2010, Internet Machines LLC ("Internet Machines") filed a separate complaint, which has been served on PLX, entitled Internet Machines LLC v. ASUS Computer International, et al., again in the United States District Court for the Eastern District of Texas, alleging infringement by PLX and the other defendants in the lawsuit of three patents held by Internet Machines.  The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Internet Machines patents.

On December 28, 2010, the Company filed its answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  The Court has not yet set this matter for a case-management conference and no trial date has been set.  While it is not possible to determine the outcome of that motion to transfer or the ultimate outcome of this litigation, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend our position.  The Company is unable to estimate a range of possible loss and believes that any ultimate liability in this litigation will not have a material impact on its financial position or results of operations.

Warranty and Indemnification Provisions

Changes in sales warranty reserve are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Balance, beginning of period	$80	$73	$66
Warranty costs incurred	(166)	(212)	(234)
Additions related to current period sales	141	219	241
Additions related to acquisition	65	-	-
Balance, end of period	$120	$80	$73

Warranty costs, which relate to product quality issues, remained consistent and insignificant during the periods presented.

The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that a PLX product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at December 31, 2010 or 2009.

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Revenues:
China	$33,109	$29,131	$10,650
Taiwan	21,757	10,654	10,354
United States	20,622	12,971	18,856
Singapore	15,692	11,803	14,417
Europe	13,042	7,994	10,339
Other Asia Pacific	11,926	8,331	10,282
The Americas - excluding United States	412	1,948	6,170
Total	$116,560	$82,832	$81,068

Revenues by product type were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Revenues:
PCI Express products	$54,361	$31,819	$38,052
Storage products	15,838	19,007	-
Network PHY products	1,020	-	-
Connectivity products	45,341	32,006	43,016
Total	$116,560	$82,832	$81,068

There were no direct end customers that accounted for more than 10% of net revenues.  Sales to the following distributors accounted for 10% or more of net revenues:

	Years Ended December 31,
	2010	2009	2008

Excelpoint Systems Pte Ltd.	27%	25%	29%
Avnet, Inc.	22%	12%	12%
Answer Technology, Inc.	17%	12%	13%
Promate Electronics Co., Ltd.	* %	15%	-

*       Less than 10%

15.  Quarterly Financial Data (unaudited)

 (In thousands, except per share amounts)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010 (2)
Net revenues	$28,819	$29,721	$30,234	$27,786
Gross profit	$16,348	$17,489	$17,927	$16,336
Net income (loss)	$1,506	$1,689	$1,148	$(7,632)
Net income (loss) per basic share (1)	$0.04	$0.05	$0.03	$(0.17)
Net income (loss) per diluted share (1)	$0.04	$0.04	$0.03	$(0.17)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009 (3)	2009 (4)	2009	2009
Net revenues	$16,457	$18,178	$21,559	$26,638
Gross profit	$8,946	$10,102	$12,139	$15,745
Net income (loss)	$(10,497)	$(9,056)	$(1,854)	$2,605
Net income (loss) per basic share (1)	$(0.31)	$(0.26)	$(0.05)	$0.07
Net income (loss) per diluted share (1)	$(0.31)	$(0.26)	$(0.05)	$0.07

(1)	The sum of per share amounts for the quarters does not necessarily equal that for the year due to rounding as the computations were made independently.
(2)	Net loss for the quarter ended December 31, 2010 includes the increase of approximately $10.9 million in operating expenses associated with the acquisition of Teranetics in October 2010
(3)
Net loss for the quarters ended March 31, 2009 is a result of decreased revenues due to the weekend global economy and includes acquisition and related restructuring expenses of $2.6 million and a loss of $1.2 million on the fair value remeasurement of the contingently convertible note payable associated with the acquisition of Oxford in January 2009.

(4)
Net loss for the quarter ended June 30, 2009 is a result of decreased revenues due to the weekend global economy and includes a loss of $2.7 million on the fair value remeasurement of the contingently convertible note payable associated with the acquisition of Oxford in January 2009.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions		Deductions
	Balance at	Charged to	Charged to	Amount	Balance at
	Beginning of	Costs and	Other	Recovered	End of
Description	Period	Expenses	Accounts (1)	(Written off)	Period
Year ended December 31, 2010:
Allowance for doubtful accounts	$82	$-	$-	$-	$82
Allowance for returns and price concessions	$1,330	$-	$788	$(1,925)	$193
Allowance for ship and debits	$735	$-	$7,327	$(6,705)	$1,357
Year ended December 31, 2009:
Allowance for doubtful accounts	$82	$-	$-	$-	$82
Allowance for returns and price concessions	$52	$-	$2,318	$(1,040)	$1,330
Allowance for ship and debits	$249	$-	$2,259	$(1,773)	$735
Year ended December 31, 2008:
Allowance for doubtful accounts	$82	$-	$-	$-	$82
Allowance for returns and price concessions	$149	$-	$152	$(249)	$52
Allowance for ship and debits	$285	$-	$2,192	$(2,228)	$249

(1)	Amounts charged to other accounts are recorded as a reduction of revenue.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 4, 2011	PLX Technology, Inc. by: /s/ Ralph H. Schmitt Name: Ralph H. Schmitt Title: Chief Executive Officer

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

Name and Signature	Title(s)	Date

/s/ Ralph H. Schmitt	Chief Executive Officer and Director	March 4, 2011
Ralph H. Schmitt	(Principal Executive Officer)

Chief Financial Officer, Vice President,
/s/ Arthur O. Whipple	Finance and Secretary	March 4, 2011
Arthur O. Whipple	(Principal Financial and Accounting Officer)

/s/ D. James Guzy	Director and Chairman of the Board of	March 4, 2011
D. James Guzy	Directors

/s/ Michael J. Salameh	Director	March 4, 2011
Michael J. Salameh

/s/ Robert H. Smith	Director	March 4, 2011
Robert H. Smith

/s/ John H. Hart	Director	March 4, 2011
John H. Hart

/s/ Thomas J. Riordan	Director	March 4, 2011
Thomas Riordan

/s/ Patrick Verderico	Director	March 4, 2011
Patrick Verderico

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated September 23, 2010, by and among the Company, Tunisia Acquisition Sub, Inc., Teranetics, Inc. and Nersi Nazari in his capacity as the representative of the securityholders, filed as Exhibit 2.1 to the Company's Form 8-K, filed on September 27, 2010, and incorporated herein by reference.

3.1
Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-71795), as amended, filed on March 25, 1999, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Company's Form 8-K, filed on November 26, 2007 and incorporated herein by reference.
3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 24, 2004, filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

3.4
Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 10, 2010, filed as Exhibit 3.1 to the Company's Form 8-K, filed on December 14, 2010, and incorporated herein by reference.

4.1	Reference is made to Exhibits 3.1, 3.3 and 3.4.
10.1*
Form of Indemnification Agreement between the Company and each of its officers and directors, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-71795), as amended, filed on February 4, 1999, and incorporated herein by reference.

10.2*
1998 Stock Incentive Plan, filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-71795), as amended, filed on February 4, 1999, and incorporated herein by reference.

10.3*
Amended and Restated PLX Technology, Inc. 1999 Stock Incentive Plan, attached as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 24, 2006, filed on April 18, 2006, and incorporated herein by reference.

10.4*
Offer Letter, dated as of October 15, 2008, by and between the Company and Ralph Schmitt, filed as Exhibit 10.1 to the Company's Form 8-K, filed on October 27, 2008, and incorporated herein by reference.

10.5*
PLX Technology, Inc. Employee Stock Ownership Plan, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160026), filed on June 17, 2009, and incorporated herein by reference.

10.6*
PLX Technology, Inc. 2008 Equity Incentive Plan (Amended and Restated), attached as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 26, 2010, filed on April 27, 2010, and incorporated herein by reference.

10.7*
PLX Technology, Inc. 2010 Variable Compensation Plan, attached as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 26, 2010, filed on April 27, 2010, and incorporated herein by reference.

10.8	Promissory note for approximately $1.5 million, issued by the Company, filed as Exhibit 10.1 to the Company's Form 8-K, filed on October 4, 2010, and incorporated herein by reference.
10.9	Promissory note for $5.4 million, issued by the Company, filed as Exhibit 10.2 to the Company's Form 8-K, filed on October 4, 2010, and incorporated herein by reference.
14.1	Code of Ethics, filed as Exhibit 14.1 to the Company’s Form 10-K, filed on March 3, 2006, and incorporated herein by reference.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See Signature page).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C.Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C.Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.