Form 10-Q
period 2011-03-31
PLX TECHNOLOGY INC
filed 2011-05-06
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

As of March 31, 2011 there were 44,516,860 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2011

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$7,544	$5,835
Short-term marketable securities	8,162	10,398
Accounts receivable, net	12,228	13,555
Inventories	12,626	13,318
Other current assets	3,270	4,159
Total current assets	43,830	47,265
Property and equipment, net	12,918	12,554
Goodwill	21,412	21,412
Other acquired intangible assets, net	29,040	31,484
Long-term marketable securities	4,234	7,346
Other assets	1,589	1,910
Total assets	$113,023	$121,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,859	$8,783
Accrued compensation and benefits	3,770	5,266
Accrued commissions	683	514
Short term note payable and capital lease obligation	6,260	6,066
Other accrued expenses	2,860	1,803
Total current liabilities	22,432	22,432
Long term note payable and capital lease obligation	1,397	1,731
Total liabilities	23,829	24,163

Stockholders' Equity:
Common stock, par value	45	45
Additional paid-in capital	183,628	183,090
Accumulated other comprehensive loss	(168)	(148)
Accumulated deficit	(94,311)	(85,179)
Total stockholders' equity	89,194	97,808
Total liabilities and stockholders' equity	$113,023	$121,971

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Net revenues	$28,079	$28,819
Cost of revenues	12,074	12,471
Gross margin	16,005	16,348

Operating expenses:
Research and development	12,860	7,553
Selling, general and administrative	7,125	6,463
Acquisition and restructuring related costs	2,621	-
Amortization of acquired intangible assets	2,444	648
Total operating expenses	25,050	14,664

Income (loss) from operations	(9,045)	1,684
Interest income (expense) and other, net	(66)	61
Income (loss) before provision for income taxes	(9,111)	1,745

Provision for income taxes	21	239

Net income (loss)	$(9,132)	$1,506

Basic net income (loss) per share	$(0.21)	$0.04
Shares used to compute basic per share amounts	44,511	37,025

Diluted net income (loss) per share	$(0.21)	$0.04
Shares used to compute diluted per share amounts	44,511	37,816

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(9,132)	$1,506
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	893	813
Share-based compensation expense	514	253
Amortization of acquired intangible assets	2,444	648
Write-downs of inventories	370	113
Other non-cash items	78	54
Changes in operating assets and liabilities:
Accounts receivable	1,327	(408)
Inventories	323	(1,381)
Other current assets	890	105
Other assets	98	301
Accounts payable	76	754
Accrued compensation and benefits	(1,497)	390
Other accrued expenses	1,225	(565)
Net cash provided by (used in) operating activities	(2,391)	2,583

Cash flows from investing activities:
Purchases of marketable securities	(505)	(10,753)
Sales and maturities of marketable securities	5,817	9,436
Purchase of property and equipment	(1,085)	(509)
Net cash provided by (used in) investing activities	4,227	(1,826)

Cash flows from financing activities:
Proceeds from exercise of common stock options	24	78
Principal payments on capital lease obligations	(140)	(182)
Net cash used in financing activities	(116)	(104)

Effect of exchange rate fluctuations on cash and cash equivalents	(11)	(9)

Net increase in cash and cash equivalents	1,709	644
Cash and cash equivalents at beginning of period	5,835	11,299
Cash and cash equivalents at end of period	$7,544	$11,943

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6	$7
Cash from income tax refunds	$74	$-
Cash paid for interest	$10	$18

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, “PLX” or the “Company”) as of March 31, 2011 and for the three month periods ended March 31, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

The unaudited condensed consolidated financial statements include all of the accounts of the Company and those of its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect various accounts, including but not limited to goodwill, acquired intangible assets, long-lived assets, income taxes, inventories, revenue recognition and related sales reserves, allowance for doubtful accounts, share-based compensation and warranty reserves as reported in the financial statements and accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements.

Comprehensive Net Income (Loss)

The Company’s comprehensive net income (loss) for the three month periods ended March 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income (loss)	$(9,132)	$1,506
Unrealized loss on marketable securities, net	(8)	(20)
Cumulative translation adjustments	(12)	(9)
Comprehensive net income (loss)	$(9,152)	$1,477

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

The Company evaluates revenue agreements under the accounting guidance for multiple-deliverable revenue arrangements. A multiple-deliverable arrangement is separated into more than one unit of accounting if (a) the delivered item(s) has value to the customer on a stand-alone basis, (b) the arrangement includes a general right of return relative to the delivered item(s) and  (c)  delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If these criteria are not met, the arrangement is accounted for as a single unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price. The selling price for each element is based upon the following selling price hierarchy: vendor-specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available.

On occasion, the Company enters into development service arrangements in which customer payments are tied to achievements of specific milestones.  The Company has elected to use the milestone method of revenue recognition for development service agreements upon the achievement of substantive milestones.  When determining if a milestone is substantive, the Company assesses whether the milestone consideration (a) is commensurate with the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item as a result of the outcome from the Company’s performance, (b) relates solely to past performance and (c) is reasonable relative to all deliverables and payments terms within the arrangement.

Recent Accounting Pronouncements

In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance was effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB updated the guidance related to Multiple Element Arrangements. This guidance relates to the final consensus reached by FASB on a new revenue recognition guidance regarding revenue arrangements with multiple deliverables. The new accounting guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new accounting guidance was effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

	Three Months Ended
	March 31,
	2011	2010
Risk-free interest rate	1.78%	2.17%
Expected volatility	0.62	0.61
Expected life (years)	4.32	4.19

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

As share-based compensation expense recognized in the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rate at March 31, 2011 and 2010 of 26% was based on historical experience.

The following table shows total share-based compensation and employee stock ownership plan expenses for the three months ended March 31, 2011 and 2010, included in the respective line items of the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cost of revenues	$11	$7
Research and development	358	144
Selling, general and administrative	295	195
Total share-based compensation expense	$664	$346

A summary of option activity under the Company’s stock equity plans during the three months ended March 31, 2011 is as follows:

				Weighted Average
				Remaining	Aggregate
	Options Available	Number of	Weighted Average	Contratual Term	Intrinsic
Options	for Grant	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2010	898,724	4,202,653	$4.34	5.06	$2,314,975
Granted	(772,000)	772,000	3.73
Exercised	-	(12,489)	1.95
Cancelled	116,798	(116,798)	5.52
Plan Termination	(11)	-	-

Outstanding at March 31, 2011	243,511	4,845,366	$4.22	5.18	$2,337,903

Exercisable at March 31, 2011		1,914,221	$5.15	3.88	$1,190,787

The Black-Scholes weighted average fair values of options granted during the three months ended March 31, 2011 and 2010 were $1.84 and $2.41, respectively.

The following table summarizes ranges of outstanding and exercisable options as of March 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$1.50-$2.00	780,414	4.79	$1.92	391,807	$1.92
$2.01-$3.42	667,083	4.36	2.34	414,811	2.42
$3.43-$3.76	1,510,775	6.55	3.62	68,848	3.73
$3.77-$4.92	1,122,695	5.68	4.64	364,243	4.51
$4.93-$16.65	764,399	2.84	8.76	674,512	9.19
Total	4,845,366	5.18	$4.22	1,914,221	$5.15

The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $22,000 and $0.1 million, respectively. The fair value of options vested during the three months ended March 31, 2011 was approximately $1.0 million. As of March 31, 2011, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $2.6 million which is expected to be recognized as expense over a weighted average period of approximately 1.55 years.

3.  Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	March 31,	December 31,
	2011	2010
Work-in-process	$5,763	$5,016
Finished goods	6,863	8,302
Total	$12,626	$13,318

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

4.  Net Income (Loss) Per Share

The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2011	2010

Net income (loss)	$(9,132)	$1,506
Weighted average shares of common stock outstanding	44,511	37,025
Net income (loss) per share - basic	$(0.21)	$0.04
Shares used in computing basic net income (loss) per share	44,511	37,025
Dilutive effect of stock options	-	791
Shares used in computing diluted net income (loss) per share	44,511	37,816
Net income (loss) per share - diluted	$(0.21)	$0.04

As the Company incurred a net loss for the three month period ended March 31, 2011, the effect of dilutive securities, totaling 4.8 million shares has been excluded from the computation of diluted loss per share, as its impact would be anti-dilutive. Dilutive securities are comprised of options to purchase common stock.

Weighted average employee stock options to purchase approximately 1.4 million for the three month period ended March 31, 2010 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of stock options was greater than the average share price of the Company’s stock and, therefore, the effect would have been anti-dilutive.

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

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$401	$401	$-	$-
Certificate of deposit	848	848	-	-
Marketable securities	11,898	-	11,898	-
Total	$13,147	$1,249	$11,898	$-

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$1	$1	$-	$-
Certificate of deposit	1,494	1,494	-	-
Marketable securities	16,997	-	16,997	-
Total	$18,492	$1,495	$16,997	$-

6.  Investments

As of March 31, 2011, the Company’s securities consisted of debt securities and were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices or prices quoted in markets that are not active, with unrealized gains and losses reported in a separate component of stockholders’ equity.  The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity, both of which are included in interest income.  Realized gains and losses are recorded on the specific identification method.

The fair value of available-for-sale investments is as follows (in thousands):

	March 31, 2011
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$848	$-	$-	$848
Corporate bonds and notes	2,509	3	-	2,512
Municipal bonds	1,969	-	(8)	1,961
US treasury and government agencies securities	7,434	2	(11)	7,425
Total bonds, notes and equity securities	$12,760	$5	$(19)	$12,746
Less amounts classified as cash equivalents				(350)
Total short and long-term available-for-sale investments				$12,396

Contractual maturity dates for investments:
Less than one year:				8,162
One to two years:				4,234
				$12,396

	December 31, 2010
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$1,494	$-	$-	$1,494
Corporate bonds and notes	3,879	2	(1)	3,880
Municipal bonds	1,988	-	(7)	1,981
US treasury and government agencies securities	11,136	11	(11)	11,136
Total bonds, notes and equity securities	$18,497	$13	$(19)	$18,491

Contractual maturity dates for investments:
Less than one year:				11,145
One to two years:				7,346
				$18,491

The following tables show the gross unrealized losses and fair value for investments in an unrealized loss position as of March 31, 2011 and December 31, 2010, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	March 31, 2011
	Less than 12 Months		12 months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Municipal Bonds	$1,961	$(8)	$-	$-	$1,961	$(8)
US treasury and government agencies securities	3,416	(11)	-	-	3,416	(11)
Total	$5,377	$(19)	$-	$-	$5,377	$(19)

	December 31, 2010
	Less than 12 Months		12 months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate bonds and notes	$1,620	$(1)	$-	$-	$1,620	$(1)
Municipal Bonds	1,877	(7)	-	-	1,877	(7)
US treasury and government agencies securities	3,915	(11)	-	-	3,915	(11)
Total	$7,412	$(19)	$-	$-	$7,412	$(19)

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

7.  Acquisition of Teranetics Inc.

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

The Company believes that this acquisition provides a third leadership position into its product portfolio. There are major synergies in the design process, technology, sales, marketing, and supply chains. The company can leverage its technology and IP with PCI Express and 10 Gigabit Ethernet to bring out new architectures for the data centers. Teranetics’ customers include Arista Networks, Cisco, Extreme Networks and Intel.

The total consideration paid for the transaction was $34.7 million, consisting of 7.4 million shares at $3.71 per share, the closing price on October 1, 2010, the date the transaction was closed, cash of $1.0 million and assessed fair value of two promissory notes in aggregate amount of approximately $6.7 million, less $1.3 million allocated to Teranetics’ chief executive officer’s bonus.

The following table summarizes the consideration paid for Teranetics (in thousands):

	Common	Cash at	Notes	Bridge
	Shares of PLX	Closing	A and B	Note	Total

Purchase price	$26,406	$887	$6,386	$1,000	$34,679
Allocated to CEO bonus	1,048	35	264	-	1,347
Total	$27,454	$922	$6,650	$1,000	$36,026

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

The Company agreed to pay the former Teranetics employees a bonus pool under the Teranetics Employee Retention Plan which required continued employment in order to be earned by individual employees.  Under the final plan, a total of $5.3 million was carved out of the consideration as a bonus pool to be paid out over a period of time to participants who were employees of Teranetics at the time of a change in control, provided they fulfilled certain future service requirements for the combined entity.  As of March 31, 2011, the Company has paid $3.4 million of the retention bonus. The Company also accrued $1.0 million for the pro-rata portion of the remaining $1.9 million commitment based on the required service period.  If any individual leaves prior to the completion of the required service period, any amounts forfeited by the individual are added back to the bonus pool and re-allocated to the remaining participants. There is still an additional $0.9 million of commitments under this agreement not accrued as of March 31, 2011 which is being accrued as a liability and accreted to expense on a pro-rata basis over the remaining associated future service period ending October 1, 2011.  Approximately $1.4 million of retention bonus expense was recorded in 2011 and included in acquisition and restructuring related costs in the Consolidated Statement of Operations.

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

Teranetics contributed revenues and gross profit of $1.8 million and $1.3 million, respectively, to the Company for the three months ended March 31, 2011.  The Company integrated Teranetics operations shortly after acquisition and was fully integrated as of December 31, 2010 and it is therefore not practicable to identify earnings associated with Teranetics’ contribution.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination occurred at the beginning of 2009 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenue	$28,079	$29,989
Net loss	$(6,654)	$(4,784)

 The unaudited pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Teranetics to reflect the acquisition carve-out retention bonus and amortization that would have been recorded assuming the acquisition occurred on January 1, 2009.

8.  Goodwill and Intangibles

The acquisition of Teranetics, as discussed in Note 7 above, and the 2009 acquisition Oxford included the acquisition of $30.5 million and $9.1 million, respectively, of identifiable intangible assets.  All of these intangibles are subject to amortization.  There is no estimated residual value on any of the intangible assets.

The following table summarizes the gross carrying amount and accumulated amortization for each major intangible class and the weighted average amortization period, in total and by major intangible asset class, as of March 31, 2011 (in thousands):

	2011
	Gross Carrying	Accumulated	Net	Amortization	Estimated
	Value	Amortization	Value	Method	Useful Life
Existing and core technology
Oxford USB and Serial Connectivity	$4,600	$(4,025)	$575	Accelerated	3 years
Oxford Network Attached Storage Connectivity	3,800	(1,710)	2,090	Straight-line	5 years
Teranetics Network PHY	20,100	(1,675)	18,425	Straight-line	6 years
Trade Name
Oxford	600	(600)	-	Straight-line	2 years
Teranetics	200	(50)	150	Straight-line	2 years
Customer Relationships
Oxford	56	(56)	-	Accelerated	1 year
Teranetics	10,200	(2,400)	7,800	Accelerated	3.5 years
Totals	$39,556	$(10,516)	$29,040		4.8 years

The amortization expense for the three month periods ended March 31, 2011 and 2010 was $2.4 million and $0.6 million respectively.

Estimated future amortization expense is as follows (in thousands):

Remainder of 2011	$6,920
2012	6,923
2013	5,423
2014	3,912
2015	3,350
2016	2,512
Total	$29,040

9.  Acquisition and Restructuring Costs

Acquisition Costs

For the three months ended March 31, 2011, the Company recorded $1.4 million of carve-out retention bonus expense associated with the acquisition of Teranetics. See Note 7 to the consolidated financial statements for additional information.  The Company also incurred $55,000 of third party acquisition related costs, primarily for outside legal and accounting costs.  These expenses were included in operating expenses under acquisition and restructuring related costs in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2011.

Severance

In the three months ended March 31, 2011, the Company recorded approximately $0.5 million of severance and benefit related costs, included in acquisition and restructuring related costs in the Consolidated Statement of Operations, related to the termination of 14 employees worldwide as a result of the downsizing and refocus of the operations in the UK and cost control efforts as a result of the Teranetics acquisition. As of March 31, 2011 approximately $0.4 million of the $0.5 million severance and benefit related costs was paid, and the remaining $0.1 million is included in accrued compensation and benefits in the Condensed Consolidated Balance Sheet. The Company expects all severance and benefit accruals to be paid by April 30, 2011.

Lease Terminations

In October 2010, associated with the acquisition of Teranetics, the Company assumed a building lease in San Jose, California which was vacated in March 2011. The Company does intend to sublease this property. However, given current lease rates and the available space in the area, the Company recorded a $0.4 million liability, included in other accrued expenses in the Consolidated Balance Sheet, for the estimated fair value of the future lease costs through June 2012, reduced by estimated sublease rental and adjusted for deferred rent. The total adjusted cash payment was not materially different from the fair value. The lease accrual charge of $0.4 million was recorded in acquisition and restructuring related costs in the Consolidated Statement of Operations. The Company expects the lease liability to be fully paid by June 2012.

In connection with the downsizing of UK operations, the Company vacated the first floor of its building as of March 2011 and terminated the lease for this space. The Company recorded a $0.2 million liability, included in other accrued expenses in the Consolidated Balance Sheet, for future lease costs and early termination fees. The lease accrual charge of $0.2 million was recorded in acquisition and restructuring related costs in the Consolidated Statement of Operations. The Company expects the lease liability to be fully paid by December 2011.

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues:
United States	$6,138	$4,034
China	6,028	8,590
Taiwan	5,228	5,818
Singapore	3,913	4,521
Germany	3,826	2,072
Other Asia Pacific	2,395	3,115
Europe, Middle East and Africa	501	511
The Americas - excluding United States	50	158
Total	$28,079	$28,819

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Three Months Ended
	March 31,
	2011	2010
Excelpoint Systems Pte Ltd	25%	29%
Avnet, Inc.	25%	17%
Answer Technology, Inc.	16%	20%
Promate Electronics Co., Ltd	* %	13%

*      Less than 10%

The following distributors accounted for 10% or more of the total accounts receivable balance:

	March 31,
	2011	2010
Excelpoint Systems Pte Ltd	28%	27%
Answer Technology, Inc.	25%	25%
Avnet, Inc.	19%	12%
Promate Electronics Co., Ltd	* %	18%

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

On October 17, 2010, Internet Machines LLC filed a separate complaint, which has been served on PLX, entitled Internet Machines LLC v. ASUS Computer International, et al., again in the United States District Court for the Eastern District of Texas, alleging infringement by PLX and the other defendants in the lawsuit of three patents held by Internet Machines.  The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Internet Machines patents.

On December 28, 2010, the Company filed its answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  The Court recently issued an order setting a scheduling conference to be held before the Court on June 8, 2011, and the Court has set a trial date for this lawsuit of June 4, 2012.  While it is not possible to determine the outcome of that motion to transfer or the ultimate outcome of this litigation, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend our position.  The Company is unable to estimate a range of possible loss and believes that any ultimate liability in this litigation will not have a material impact on its financial position or results of operations.

12.  Income Taxes

A provision for income tax of $21,000 has been recorded for the three month period ended March 31, 2011, compared to a provision of $0.2 million for the same period in 2010.  Income tax expense for the three months ended March 31, 2011 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items which are fully recognized in the period they occur and miscellaneous state income taxes. The Company excluded from its calculation of the effective tax rate losses in the US and certain foreign jurisdiction since it cannot benefit those losses. For the same period in 2010, the income tax provision was result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items.

The Company has determined that negative evidence supports the need for a full valuation allowance against its net deferred tax assets at this time. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of March 31, 2011, the Company had unrecognized tax benefits of approximately $4.0 million of which none, if recognized, would result in a reduction of the Company’s effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the three months ended March 31, 2011. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. The Company does not believe the amount of its unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 1997 through 2009 remain open to examination by the federal and most state tax authorities due to certain acquired net operating loss and overall credit carryforward positions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future.  Such forward-looking statements also include statements regarding our future gross margin, our future research and development expenses, our expectations of future synergies from our acquisition of Teranetics, Inc., our expectations and plans for the 10G Ethernet over copper products that we are developing based on our acquisition of Teranetics, our future unrecognized tax benefits, our ability to meet our capital requirements for the next twelve months, our future capital requirements, current high turns fill requirements and our anticipation that sales to a small number of customers will account for a significant portion of our sales.  Actual results could differ materially from those projected in such forward-looking statements.  Factors that could cause actual results to differ include unexpected changes in the mix of our product sales, unexpected pricing pressures, unexpected capital requirements that may arise due to other possible acquisitions or other events, unanticipated changes in the businesses of our suppliers, and unanticipated cash shortfalls.  Actual results could also differ for the reasons noted under the sub-heading “Factors That May Affect Future Operating Results” in Item 1A, Risk Factors in Part II of this report on Form 10-Q and in other sections of this report on Form 10-Q.  All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

OVERVIEW

PLX Technology, Inc. ("PLX" or the "Company"), a Delaware corporation established in 1986, designs, develops, manufactures, and sells integrated circuits that perform critical system connectivity functions.  These interconnect products are a fundamental building block for standards-based subsystems.  We market our products to major customers that sell electronic systems in the enterprise, consumer, server, storage, communications, PC peripheral and embedded markets.

Products based on current serial interconnect technology standards such as PCI Express, USB, Serial ATA, and Ethernet provide capabilities to customers that previous parallel technologies did not.  They offer the ability for systems to scale in performance and capabilities, and allow for a standards-based building block approach that was not feasible in the past.  As these serial technologies have become mainstream, we have been able to offer differentiated products based on these standards that provide scalability and performance at a low cost.

PLX is the market share leader in PCI Express switches and bridges.  We recognized the trend towards this serial, switched interconnect technology early, launched products for this market long before our competitors and have deployed multiple generations of products to serve a general-purpose, horizontal market.  In addition to enabling customer differentiation through our product features, the breadth of our product offering is in itself a significant benefit to our customers, since we can serve the complete needs of our customers with cost-effective solutions tailored to the specific system requirements.  Our long experience with PCI Express connectivity products enables PLX to deliver reliable devices that operate under non-ideal real-world, system environments.

PLX has extended its penetration into the overall enterprise market through the October 2010 acquisition of Teranetics, Inc., a privately held fabless provider of high-performance mixed-signal semiconductors.  Teranetics, the broadly recognized leader in 10 Gigabit Ethernet over copper physical layer (10GBase-T PHY) technology, delivered the industry’s first fully integrated single-chip implementation of single-port and dual-port 10GBase-T PHY silicon.  We are currently developing the next generation of these products, which should provide a much more cost effective and lower power solution.  It is expected that these products will become mainstream, growing much more rapidly than the current optical products that currently offer this speed.  Given the widespread copper infrastructure for Ethernet in data centers, and the ability of the 10G PHYs to interoperate with the current 1G installed base, we anticipate solid demand for this technology.

Consumer storage has been a part of PLX’s focus since 2009, and complements our success in enterprise storage. We have brought to market several generations of products that allow storage customers to attach their disk subsystems directly to a computer through USB (DAS), or to attach them through their local area network (NAS) via Ethernet.  We identified the shift from parallel to serial hard disk connectivity early, and benefited from this trend to become the leader in high performance consumer storage connectivity.   Our products provide the richest variety of connectivity options, including USB, Serial ATA, external Serial ATA, 1394, and Ethernet, and offer capabilities such as RAID and data encryption at industry leading performance levels.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010

Net Revenues

The following table shows the revenue by type (in thousands) and as a percentage of net revenues:

	Three Months Ended
	March 31,
	2011		2010
PCI Express Revenue	$14,226	50.7%	$13,784	47.8%
Storage Revenue	$2,672	9.5%	$4,687	16.3%
Network PHY Revenue	$1,751	6.2%	$-	-
Connectivity Revenue	$9,430	33.6%	$10,348	35.9%

Net revenues consist primarily of product revenues generated principally by sales of our semiconductor devices.  In the first quarter of 2011, we recorded development service revenues of approximately $1.6 million primarily associated with our Network PHY technology, which was accounted for under the milestone method of revenue recognition.  Net revenues for the three months ended March 31, 2011 were $28.1 million, a decrease of 2.6% from $28.8 million for the same period in 2010.  The decrease was due to lower sales of Connectivity products and lower average selling prices (ASP) of our Storage products as a result of the transition to the low ASP USB3 market, partially offset by the introduction of the Network PHY products and services acquired as part of the Teranetics acquisition and higher sales of our PCI Express products.

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Three Months Ended
	March 31,
	2011	2010
Excelpoint Systems Pte Ltd	25%	29%
Avnet, Inc.	25%	17%
Answer Technology, Inc.	16%	20%
Promate Electronics Co., Ltd	* %	13%

*      Less than 10%

In March 2011, an earthquake and tsunami occurred off the northeast coast of Japan which has disrupted the global supply chain for core materials manufactured in Japan that are incorporated in our products or included in the end user products of our customers.  While we believe our supply is relatively secure, we are closely monitoring the effect of the events in Japan on end demand patterns and inventory levels throughout the supply chain.

As of March 31, 2011, we have one remaining milestone of $1.5 million relating to the development services of our Network PHY technology, which will be recognized upon completion and customer acceptance.

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

Gross Margin

Gross margin represents net revenues less the cost of revenues.  Cost of revenues includes the cost of (1) purchasing semiconductor devices or wafers from our independent foundries, (2) packaging, assembly and test services from our independent foundries, assembly contractors and test contractors and (3) our operating costs associated with the procurement, storage, and shipment of products as allocated to production.

	Three Months Ended
	March 31,
	2011	2010
	in thousands
Gross profit	$16,005	$16,348
Gross margin	57.0%	56.7%

Gross profit for the three months ended March 31, 2011 decreased by 2.1% compared to the same period in 2010. The decrease in absolute dollars was primarily due to the decrease of our Storage and Connectivity product shipments, partially offset by development service revenues. The increase in gross margin as a percentage was primarily due to Network PHY development service revenue recorded in the first quarter 2011 at 100% margin, partially offset by decreased storage product margins as a result of the transition to the low ASP USB3 market. We started sampling cost reduced USB3 products in the first quarter 2011.

We expect gross margin to slightly decrease in the second quarter of 2011 as a result of product mix and reduced development service revenue. Future gross profit and gross margin are highly dependent on the product and customer mix, provisions and sales of previously written down inventory, the position of our products in their respective life cycles and specific manufacturing costs.  Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of tape-out costs at our independent foundries, salaries and related costs, including share-based compensation and expenses for outside engineering consultants.

	Three Months Ended
	March 31,
	2011	2010
	in thousands
R&D expenses	$12,860	$7,553
As a percentage of revenues	45.8%	26.2%

R&D expenses increased by $5.3 million or 70.3% in the three months ended March 31, 2011 compared to the same period in 2010. The increase in R&D in absolute dollars and as a percentage of revenue was primarily due to increased R&D spending, as a result of the acquisition of Teranetics, which increased compensation and benefit expenses by $2.7 million, tape-out related activities by $2.0 million and share-based compensation by $0.2 million.

We believe continued spending on research and development to develop new products is critical to our success. We anticipate the R&D expenses will increase compared to 2010 levels as a result of the acquisition of Teranetics and over time will fluctuate due to timing of projects and tape-out related activities.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related costs, including share-based compensation, commissions to manufactures’ representatives and professional fees, as well as trade show and other promotional expenses.

	Three Months Ended
	March 31,
	2011	2010
	in thousands
SG&A expenses	$7,125	$6,463
As a percentage of revenues	25.4%	22.4%

SG&A expenses increased by $0.7 million or 10.2% in the three months ended March 31, 2011 compared to the same period in 2010. The increase in SG&A in absolute dollars and as a percentage of revenue is due primarily to an increase in legal fees of $0.2 million relating to the February 2010 patent infringement complaint, consulting services of $0.2 million and  compensation and benefit expenses of $0.1 million.

Acquisition and Restructuring Related Costs

	Three Months Ended
	March 31,
	2011	2010
	in thousands
Carve-out retention bonus expense	$1,376	$-
Deal costs	55	-
Severance costs	501	-
Asset impairment	42	-
Lease commitment accrual	647	-
	$2,621	$-

In the three months ended March 31, 2011, we recorded $1.4 million in acquisition related costs associated with the October 1, 2010 acquisition of Teranetics. Approximately $5.3 million was carved out of the consideration as a bonus pool under the Teranetics Employee Retention Plan, to be paid out over a period of time, to participants who were employees of Teranetics at the time of a change in control, provided they fulfilled certain future service requirements under the combined entity.  In the first quarter of 2011, we recorded $1.4 million in expense for this retention bonus plan. See Note 7 of the consolidated financial statements for additional information. Deal costs related primarily to outside legal and accounting costs.

In the three months ended March 31, 2011, we recorded approximately $0.5 million of severance and benefit related costs, included in acquisition and restructuring related costs in the Consolidated Statement of Operations, related to the termination of 14 employees as a result of the downsizing and refocus of the operations in the UK and cost control efforts as a result of the Teranetics acquisition. See Note 9 of the condensed consolidated financial statements for additional information.

In the three months ended March 31, 2011, in connection with the lease acquired in the Teranetics acquisition and the downsizing of the UK operations, we recorded lease commitment accrual and leasehold impairment charges of $0.7 million.  See Note 9 of the condensed consolidated financial statements for additional information.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets consists of amortization expense related to developed core technology, tradename and customer base acquired as a result of the Teranetics acquisition in October 2010 and the Oxford acquisition in January 2009.

	Three Months Ended
	March 31,
	2011	2010
	in thousands
Amortization of acquired intangible assets	$2,444	$648
As a percentage of revenues	8.7%	2.2%

Amortization of acquired intangible assets increased by $1.8 million or 277.2% in the three months ended March 31, 2011 compared to the same period in 2010. The increase in amortization expense was due to the addition of developed core technology, tradename and customer base acquired through the October 1, 2010 acquisition of Teranetics.  See Note 7 to our consolidated financial statements for additional information.

Interest Income (Expense) and Other, Net

	Three Months Ended
	March 31,
	2011	2010
	in thousands
Interest income	$25	$61
Interest expense	(65)	(18)
Other income (expense)	(26)	18
	$(66)	$61

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term investment balances. Interest income for the three months ended March 31, 2011 decreased by $36,000 million or 59.0%, compared to the same period in 2010. The decrease was primarily due to lower investment balances, the maturity of higher yielding investments and decreased interest rates on new investments.

Interest expense for the three months ended March 31, 2011 of $65,000 primarily consisted of interest recorded on the notes associated with the acquisition of Teranetics and interest recorded on our capital lease obligations. For the same period in 2010, interest expense consisted of interest recorded on our capital lease obligations.

Other income includes foreign currency transaction gains and losses and other miscellaneous transactions. Other income may fluctuate significantly due to currency fluctuations.

Provision for Income Taxes

A provision for income tax of $21,000 has been recorded for the three month period ended March 31, 2011, compared to a provision of $0.2 million for the same period in 2010.  Income tax provision for the three months ended March 31, 2011 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items which are fully recognized in the period they occur and miscellaneous state income taxes. We excluded from our calculation of the effective tax rate losses in the US and certain foreign jurisdiction since we cannot benefit those losses. For the same period in 2010, the income tax expense is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items.

We have determined that negative evidence supports the need for a full valuation allowance against our net deferred tax assets at this time. We will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of March 31, 2011, we have unrecognized tax benefits of approximately $4.0 million of which none, if recognized, would result in a reduction of our effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the three months ended March 31, 2011.  Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. We do not expect that the amount of our unrecognized tax benefits will significantly change within the next twelve months.

We are subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 1997 through 2009 remain open to examination by the federal and most state tax authorities due to certain acquired net operating loss and overall credit carryforward positions.

Liquidity and Capital Resources

Cash and Investments

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of March 31, 2011 cash, cash equivalents, short and long-term marketable securities were $19.9 million, a decrease of $3.7 million from $23.6 million at December 31, 2010.

Operating Activities

Cash provided by (used in) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, impairments, fair value remeasurements, provisions for excess and obsolete inventories, other non-cash items, and the effect of changes in working capital and other activities. Cash used in operating activities for the three months ended March 31, 2011 was $2.4 million compared to cash provided by operating activities of $2.6 million in the same period in 2010. The increase in cash flow used in operations was primarily due to changes in our working capital in connection with the Teranetics acquisition and Network PHY operations. Our days sales outstanding increased due to strong shipments late in the quarter. The increase in inventory reflects the continued improvement in available capacity in our supply chain. Our days payable outstanding increased due to the timing of vendor payments.

Investing Activities

Our investing activities are primarily driven by investment of our excess cash, sales of investments, business acquisitions and capital expenditures. Capital expenditures have generally been comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures. The cash provided by investing activities for the three months ended March 31, 2011 of $4.2 million was due to the sales and maturities of investments (net of purchases) of $5.3 million, partially offset by capital expenditures of $1.1 million. Cash used in investing activities for the three months ended March 31, 2010 of $1.8 million was due to the purchase of investments (net of sales and maturities) of $1.3 million and capital expenditures of $0.5 million.

Financing Activities

Cash used in financing activities for both three month periods ended March 31, 2011 and 2010 of $0.1 million was primarily due to the payments made on capital lease obligations.

Obligations

As of March 31, 2011, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
		Less than	1-3	More than
	Total	1 Year	Years	3 Years
Operating leases - facilities and equipment	$1,578	$479	$1,044	$55
Capital leases - IP	1,275	1,275	-	-
Software licenses	8,355	5,949	2,406	-
Teranetics acquisition notes	6,917	5,400	1,517	-
Care-out retention bonus	1,896	1,896	-	-
Inventory purchase commitments	12,103	12,103	-	-
Total cash obligations	$32,124	$27,102	$4,967	$55

On October 1, 2010, we closed the acquisition of Teranetics. Under the merger agreement, we issued 7,399,980 shares of our common stock and cash of $922,000.  In addition, we issued two promissory notes in the aggregate amount of approximately $6.9 million.  One note is for the principal amount of approximately $1.5 million and is due 3 years after the closing of the merger, and the other note is for the principal amount of $5.4 million and is due 12 months after the closing of the merger (this $5.4 million note was delivered into an escrow fund that may be used to satisfy indemnity obligations owed to PLX).  The stated interest rate on the promissory notes is 0.46%.  In accordance with the guidance related to business combinations, the promissory notes were fair valued based on market interest rates and the assessed fair value of the promissory notes are approximately $6.7 million.

In connection with the Teranetics acquisition, we agreed to pay former Teranetics employees a bonus pool under the Teranetics Employee Retention Plan. Under the final plan, a total of $5.3 million was carved out of the consideration as a bonus pool to be paid out over a period of time to participants who were employees of Teranetics at the time of a change in control, provided they fulfilled certain future ongoing service requirements for the combined entity.  As of March 31, 2011, we paid $3.4 million and had accrued $1.0 million for a pro-rata portion based on the required continued service period.  There is still an additional $0.9 million of commitments under this agreement not accrued as of March 31, 2011 which is being accrued as a liability and accreted to expense over the associated future service period.  We expect $1.9 million to be paid in October 2011.  See Note 7 of the consolidated financial statements for additional information.

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

As of March 31, 2011, we offer pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. We analyze current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program.  We also offer stock rotation rights to three distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. We analyze current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required for this program.  In addition, we had arrangements with a small number of customers offering a rebate program on various products, which were terminated in June 2010. We recorded rebates as a reduction of revenue when the rebate is in the form of cash consideration. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

We evaluate revenue agreements under the accounting guidance for multiple-deliverable revenue arrangements. A multiple-deliverable arrangement is separated into more than one unit of accounting if (a) the delivered item(s) has value to the customer on a stand-alone basis, (b) the arrangement includes a general right of return relative to the delivered item(s) and  (c)  delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If these criteria are not met, the arrangement is accounted for as a single unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price. The selling price for each element is based upon the following selling price hierarchy: vendor-specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available.

On occasion, we enter into development service arrangements in which customer payments are tied to achievements of specific milestones.  We have elected to use the milestone method of revenue recognition for development service agreements upon the achievement of substantive milestones.  When determining if a milestone is substantive, we assess whether the milestone consideration (a) is commensurate with our performance to achieve the milestone or the enhancement of the value of the delivered item as a result of the outcome from our performance, (b) relates solely to past performance and (c) is reasonable relative to all deliverables and payments terms within the arrangement.

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

Taxes

We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of March 31, 2011, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. We will maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance.

Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents, short-term investments and long-term investments of $13.1 million at March 31, 2011.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

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

Foreign Currency Exchange Risk

All of our revenue and a majority of our expense and capital purchasing activities are transacted in U.S. dollars. However, we have significant operating activities incurred in or exposed to other currencies, primarily the British Pound. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could have a material impact on our results of operations. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that a weighted average adverse change of 20% in currency exchange rates could be experienced in the near term. Such an adverse change would have resulted in an adverse impact on income before taxes of $0.7 million as of March 31, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On October 17, 2010, Internet Machines LLC filed a separate complaint, which has been served on PLX, entitled Internet Machines LLC v. ASUS Computer International, et al., again in the United States District Court for the Eastern District of Texas, alleging infringement by PLX and the other defendants in the lawsuit of three patents held by Internet Machines.  The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Internet Machines patents.

On December 28, 2010, we filed our answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  The Court recently issued an order setting a scheduling conference to be held before the Court on June 8, 2011, and the Court has set a trial date for this lawsuit of June 4, 2012.  While it is not possible to determine the outcome of that motion to transfer or the ultimate outcome of this litigation, we believe that we have meritorious defenses with respect to the claims asserted against us and we intend to vigorously defend our position.  We are unable to estimate a range of possible loss and believe that any ultimate liability in this litigation will not have a material impact on our financial position or results of operations.

ITEM 1A.  RISK FACTORS

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including those set forth below.  The following risk factors have been updated from those set forth in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, and are included herein in their entirety.

Global Economic Conditions May Continue to Have an Adverse Effect on Our Businesses and Results of Operations

In late 2008 and 2009, the severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy contributed to slowdowns in the industries in which we operate.  Economic uncertainty exacerbated negative trends in spending and caused certain customers to push out, cancel, or refrain from placing orders, which reduced revenue. We have seen market conditions improve since the second half of 2009 and throughout most of 2010; however, we are seeing the rate of growth has slowed as inventory levels have balanced themselves out in the first quarter of 2011. Difficulties in obtaining capital and uncertain market conditions may lead to the inability of some customers to obtain affordable financing, resulting in lower sales. Customers with liquidity issues may lead to additional bad debt expense. These conditions may also similarly affect key suppliers, which could affect their ability to deliver parts and result in delays in the availability of product.  Further, these conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. In addition, we maintain an investment portfolio that is subject to general credit, liquidity, market and interest rate risks that may be exacerbated by deteriorating financial market conditions and, as a result, the value and liquidity of the investment portfolio could be negatively impacted and lead to impairment.  If the current improving economic conditions are not sustained or begin to deteriorate again, or if we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

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

In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions. Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business.  See “Business -- Products,” and “-- Competition” in Part I of Item I of our Form 10-K for the year ended December 31, 2010.

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

In March 2011, an earthquake and tsunami occurred off the northeast coast of Japan which has disrupted the global supply chain for core materials manufactured in Japan that are incorporated in our products, While we believe our supply is relatively secure, we are closely monitoring the effect of the events in Japan on end demand patterns and inventory levels throughout the supply chain. Such supply chain disruptions stemming from the occurrences in Japan could negatively impact our ability to procure an adequate supply to fulfill our customers’ demand for our products.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. For the three months ended March 31, 2011 and 2010, sales through distributors accounted for approximately 86% and 95%, respectively, of our net revenues. Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

On October 17, 2010, Internet Machines LLC filed a separate complaint, which has been served on PLX, entitled Internet Machines LLC v. ASUS Computer International, et al., again in the United States District Court for the Eastern District of Texas, alleging infringement by PLX and the other defendants in the lawsuit of three patents held by Internet Machines.  The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Internet Machines patents.

On December 28, 2010, we filed our answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  The Court recently issued an order setting a scheduling conference to be held before the Court on June 8, 2011, and the Court has set a trial date for this lawsuit of June 4, 2012.  While it is not possible to determine the outcome of that motion to transfer or the ultimate outcome of this litigation, we believe that we have meritorious defenses with respect to the claims asserted against us and we intend to vigorously defend our position.  We believe that any ultimate liability in this litigation will not have a material impact on our financial position or results of operations.

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

If We Do Not Successfully Integrate Teranetics With PLX, We May Not Achieve Our Anticipated Synergies And Our Financial Condition Could Be Adversely Affected

On October 1, 2010, we completed the acquisition of Teranetics and integrated its operations shortly after acquisition. Although we did not encounter significant difficulties with the integration of Teranetics’ operations, there can be no assurance that we will achieve the anticipated synergies and the delay or failure in doing so would have a material adverse effect on our business.

The Delay Or Failure Of The 10G Ethernet Over Copper Market Acceptance Would Adversely Affect Our Financial Condition

We expect to invest a significant amount of time and resources in the development of the 10G Ethernet over copper technology. These expenditures are made well in advance of revenues derived from this technology. Although we anticipate solid demand for this technology, market acceptance of products depends upon numerous factors, including compatibility with other products, adoption of relevant interconnect standards, perceived advantages over competing products and the level of customer service available to support such products.  There can be no assurance that we will be successful in obtaining market acceptance of this technology and the delay or failure in doing so would have a material adverse effect on our business. In addition, products or technologies developed by others may render our products or technologies obsolete or noncompetitive.

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

Sales outside of the United States accounted for approximately 78% of our revenues for the three months ended March 31, 2011.  In 2010 and 2009, sales outside of the United States accounted for approximately 82% and 84% of our revenues, respectively.  Sales outside of the United States may fluctuate in future periods and are expected to account for a large portion of our revenues.  In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the United States, thereby exposing us indirectly to foreign risks.  Further, most of our semiconductor products are manufactured outside of the United States.  Accordingly, we are subject to international risks, including:

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

We May Be Required To Record A Significant Charge To Earnings If Our Goodwill Or Amortizable Intangible Assets Become Impaired

Under generally accepted accounting principles, we review our amortizable intangible and long lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment annually during the fourth quarter and between annual tests in certain circumstances. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill, amortizable intangible assets or other long lived assets may not be recoverable, include a persistent decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We have recorded goodwill and other intangible assets related to the acquisitions of Oxford and Teranetics, and may do so in connection with any potential future acquisitions. We may be required to record a significant charge in our financial statements during the period in which any additional impairment of our goodwill, amortizable intangible assets or other long lived assets is determined, which would adversely impact our results of operations.

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

Date: May 6, 2011

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