Form 10-Q
period 2011-06-30
PLX TECHNOLOGY INC
filed 2011-08-08
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

As of June 30, 2011 there were 44,535,479 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2011

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)
	June 30,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$8,120	$5,835
Short-term marketable securities	6,353	10,398
Accounts receivable, net	12,735	13,555
Inventories	13,460	13,318
Other current assets	2,426	4,159
Total current assets	43,094	47,265
Property and equipment, net	13,161	12,554
Goodwill	21,412	21,412
Other acquired intangible assets, net	26,596	31,484
Long-term marketable securities	3,000	7,346
Other assets	1,548	1,910
Total assets	$108,811	$121,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,846	$8,783
Accrued compensation and benefits	4,431	5,266
Accrued commissions	735	514
Short term note payable and capital lease obligation	6,022	6,066
Other accrued expenses	2,433	1,803
Total current liabilities	23,467	22,432
Long term note payable and capital lease obligation	1,397	1,731
Total liabilities	24,864	24,163

Stockholders' Equity:
Common stock, par value	45	45
Additional paid-in capital	184,334	183,090
Accumulated other comprehensive loss	(109)	(148)
Accumulated deficit	(100,323)	(85,179)
Total stockholders' equity	83,947	97,808
Total liabilities and stockholders' equity	$108,811	$121,971

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenues	$30,745	$29,721	$58,824	$58,540
Cost of revenues	13,445	12,232	25,519	24,703
Gross margin	17,300	17,489	33,305	33,837

Operating expenses:
Research and development	13,574	8,234	26,434	15,787
Selling, general and administrative	6,678	6,701	13,803	13,164
Acquisition and restructuring related costs	485	-	3,106	-
Amortization of acquired intangible assets	2,444	649	4,888	1,297
Total operating expenses	23,181	15,584	48,231	30,248

Income (loss) from operations	(5,881)	1,905	(14,926)	3,589
Interest income (expense) and other, net	(101)	48	(167)	109
Income (loss) before provision for income taxes	(5,982)	1,953	(15,093)	3,698

Provision for income taxes	30	264	51	503

Net income (loss)	$(6,012)	$1,689	$(15,144)	$3,195

Basic net income (loss) per share	$(0.14)	$0.05	$(0.34)	$0.09
Shares used to compute basic per share amounts	44,526	37,081	44,519	37,053

Diluted net income (loss) per share	$(0.14)	$0.04	$(0.34)	$0.08
Shares used to compute diluted per share amounts	44,526	37,884	44,519	37,846

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(15,144)	$3,195
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	1,762	1,641
Share-based compensation expense	1,185	632
Amortization of acquired intangible assets	4,888	1,297
Write-downs of inventories	766	180
Other non-cash items	172	117
Changes in operating assets and liabilities:
Accounts receivable	820	513
Inventories	(908)	(4,001)
Income tax receivable	901	(10)
Other current assets	832	640
Other assets	(83)	475
Accounts payable	1,063	1,446
Accrued compensation and benefits	(835)	1,565
Other accrued expenses	850	(1,051)
Net cash provided by (used in) operating activities	(3,731)	6,639

Cash flows from investing activities:
Purchases of marketable securities	(3,368)	(17,542)
Sales and maturities of marketable securities	11,716	16,418
Purchase of property and equipment	(1,992)	(1,227)
Net cash provided by (used in) investing activities	6,356	(2,351)

Cash flows from financing activities:
Proceeds from exercise of common stock options	60	202
Principal payments on capital lease obligations	(378)	(317)
Net cash used in financing activities	(318)	(115)

Effect of exchange rate fluctuations on cash and cash equivalents	(22)	(20)

Net increase in cash and cash equivalents	2,285	4,153
Cash and cash equivalents at beginning of period	5,835	11,299
Cash and cash equivalents at end of period	$8,120	$15,452

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6	$482
Cash from income tax refunds	$978	$-
Cash paid for interest	$23	$33

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, “PLX” or the “Company”) as of June 30, 2011 and for the three and six month periods ended June 30, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Comprehensive Net Income (Loss)

The Company’s comprehensive net income (loss) for the three and six month periods ended June 30, 2011 and 2010 was as follows (in thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$(6,012)	$1,689	$(15,144)	$3,195
Unrealized gain (loss) on marketable securities, net	18	12	10	(8)
Cumulative translation adjustments	41	(9)	29	(18)
Comprehensive net income (loss)	$(5,953)	$1,692	$(15,105)	$3,169

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

The Company offers pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. The Company analyzes current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program.  The Company also offers stock rotation rights to three distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. The Company analyzes inventory at distributors, current stock rotation requests and past experience to determine the ending sales reserve required for this program. In addition, the Company had arrangements with a small number of customers offering a rebate program on various products, which were terminated in June 2010. The Company recorded rebates as a reduction of revenue when the rebate was in the form of cash consideration. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

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

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued a standard which revised the presentation of other comprehensive income (“OCI”). The new guidance requires entities to present net income and OCI in either a single continuous statement or in separate consecutive statements. The guidance does not change the components of net income or OCI, when OCI should be reclassified to net income, or the earnings per share calculation. This accounting guidance is effective for annual reporting periods beginning after December 15, 2011. Although adopting the guidance will not impact the Company’s accounting for comprehensive income, it will affect the Company’s presentation of components of comprehensive income by eliminating its practice of showing these items within the Consolidated Statements of Stockholders’ Equity.

2.  Share-Based Compensation

Stock Option Plans

In May 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan (“2008 Plan”).  The 2008 Plan was then amended by the Company’s stockholders in May 2010 to increase the number of shares reserved for issuance under the Plan by 1,500,000 shares. In May 2011, the 2008 Plan was amended again by the Company’s stockholders to increase the number of shares reserved for issuance under the Plan by 2,300,000 shares. Under the 2008 Plan, there is currently authorized for issuance and available for awards an aggregate of 5,000,000 shares of the Company’s common stock, plus up to an additional 2,407,369 shares that otherwise would have reverted to the share reserve of the Company’s prior incentive plan, the Company’s 1999 Stock Incentive Plan, subject to an overall, aggregate share reserve limit of 7,407,369 shares. Awards under the 2008 Plan may include stock options, restricted stock, stock appreciation rights, performance awards, restricted stock units and other awards, provided that with respect to full value awards, such as restricted stock or restricted stock units, no more than 300,000 shares may be issued in the form of full value awards during the term of the 2008 Plan.  Awards under the 2008 Plan may be made to the Company’s officers and other employees, its board members and consultants that it hires.  The 2008 Plan has a term of ten years.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Risk-free interest rate	1.22%	1.62%	1.46%	1.84%
Expected volatility	0.62	0.61	0.62	0.61
Expected life (years)	4.32	4.19	4.32	4.19

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

As share-based compensation expense recognized in the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rate at June 30, 2011 and 2010 of 26% was based on historical experience.

The following table shows total share-based compensation and employee stock ownership plan expenses for the three and six months ended June 30, 2011 and 2010, included in the respective line items of the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of revenues	$12	$10	$23	$17
Research and development	381	165	739	309
Selling, general and administrative	391	288	686	483
Total share-based compensation expense	$784	$463	$1,448	$809

A summary of option activity under the Company’s stock equity plans during the first two quarters of 2011 is as follows:
				Weighted Average
				Remaining	Aggregate
	Options Available	Number of	Weighted Average	Contratual Term	Intrinsic
Options	for Grant	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2010	898,724	4,202,653	$4.34	5.06	$2,314,975
Granted	(772,000)	772,000	3.73
Exercised	-	(12,489)	1.95
Cancelled	116,798	(116,798)	5.52
Plan Termination	(11)	-	-

Outstanding at March 31, 2011	243,511	4,845,366	$4.22	5.18	$2,337,903
Authorized	2,300,000	-	-
Granted	(420,000)	420,000	3.35
Exercised	-	(18,619)	1.90
Cancelled	77,522	(77,522)	4.30
Plan Termination	(989)	-	-

Outstanding at June 30, 2011	2,200,044	5,169,225	$4.15	5.10	$1,977,661

Exercisable at June 30, 2011		2,112,959	$4.98	3.87	$1,146,999

The Black-Scholes weighted average fair values of options granted during the three months ended June 30, 2011 and 2010 were $1.64 and $2.36, respectively.

The Black-Scholes weighted average fair values of options granted during the six months ended June 30, 2011 and 2010 were $1.77 and $2.41, respectively.

The following table summarizes ranges of outstanding and exercisable options as of June 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$1.50-$2.05	1,259,507	4.53	$1.97	736,487	$1.97
$2.06-$3.48	1,204,507	6.12	3.40	201,548	3.24
$3.49-$3.87	1,116,512	5.98	3.76	196,918	3.83
$3.88-$7.03	1,102,890	5.20	5.11	492,302	5.28
$7.04-$16.65	485,809	1.81	10.40	485,704	10.40
Total	5,169,225	5.10	$4.15	2,112,959	$4.98

The total intrinsic value of options exercised during the three and six months ended June 30, 2011 was $30,000 and $53,000, respectively. For the same periods in 2010, the total intrinsic value of options exercised was $0.2 million and $0.2 million, respectively. The fair value of options vested during the three and six months ended June 30, 2011 was approximately $0.6 million and $1.6 million, respectively. As of June 30, 2011, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $2.5 million which is expected to be recognized as expense over a weighted average period of approximately 1.47 years.

3.  Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	June 30,	December 31,
	2011	2010
Work-in-process	$5,840	$5,016
Finished goods	7,620	8,302
Total	$13,460	$13,318

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

4.  Net Income (Loss) Per Share

The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income (loss)	$(6,012)	$1,689	$(15,144)	$3,195
Weighted average shares of common stock outstanding	44,526	37,081	44,519	37,053
Net income (loss) per share - basic	$(0.14)	$0.05	$(0.34)	$0.09
Shares used in computing basic net income (loss) per share	44,526	37,081	44,519	37,053
Dilutive effect of stock options	-	803	-	793
Shares used in computing diluted net income (loss) per share	44,526	37,884	44,519	37,846
Net income (loss) per share - diluted	$(0.14)	$0.04	$(0.34)	$0.08

As the Company incurred a net loss for the three and six month periods ended June 30, 2011, the effect of dilutive securities, totaling 5.2 million shares has been excluded from the computation of diluted loss per share, as its impact would be anti-dilutive. Dilutive securities are comprised of options to purchase common stock.

Weighted average employee stock options to purchase approximately 1.7 million for the three and six month periods ended June 30, 2010 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of stock options was greater than the average share price of the Company’s stock and, therefore, the effect would have been anti-dilutive.

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

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):
		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$1,360	$1,360	$-	$-
Certificate of deposit	1,118	1,118	-	-
Marketable securities	8,733	-	8,733	-
Total	$11,211	$2,478	$8,733	$-

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$1	$1	$-	$-
Certificate of deposit	1,494	1,494	-	-
Marketable securities	16,997	-	16,997	-
Total	$18,492	$1,495	$16,997	$-

6.  Investments

As of June 30, 2011, the Company’s securities consisted of debt securities and were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices or prices quoted in markets that are not active, with unrealized gains and losses reported in a separate component of stockholders’ equity.  The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity, both of which are included in interest income.  Realized gains and losses are recorded on the specific identification method.

The fair value of available-for-sale investments is as follows (in thousands):

	June 30, 2011
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$1,118	$-	$-	$1,118
Corporate bonds and notes	1,690	1	-	1,691
Municipal bonds	1,891	1	(1)	1,891
US treasury and government agencies securities	5,148	4	(1)	5,151
Total bonds, notes and equity securities	$9,847	$6	$(2)	$9,851
Less amounts classified as cash equivalents				(498)
Total short and long-term available-for-sale investments				$9,353

Contractual maturity dates for investments:
Less than one year:				6,353
One to two years:				3,000
				$9,353

	December 31, 2010
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$1,494	$-	$-	$1,494
Corporate bonds and notes	3,879	2	(1)	3,880
Municipal bonds	1,988	-	(7)	1,981
US treasury and government agencies securities	11,136	11	(11)	11,136
Total bonds, notes and equity securities	$18,497	$13	$(19)	$18,491

Contractual maturity dates for investments:
Less than one year:				11,145
One to two years:				7,346
				$18,491

The following tables show the gross unrealized losses and fair value for investments in an unrealized loss position as of June 30, 2011 and December 31, 2010, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):
	June 30, 2011
	Less than 12 Months		12 months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Municipal Bonds	$856	$(1)	$-	$-	$856	$(1)
US treasury and government agencies securities	502	(1)	-	-	502	(1)
Total	$1,358	$(2)	$-	$-	$1,358	$(2)

	December 31, 2010
	Less than 12 Months		12 months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate bonds and notes	$1,620	$(1)	$-	$-	$1,620	$(1)
Municipal Bonds	1,877	(7)	-	-	1,877	(7)
US treasury and government agencies securities	3,915	(11)	-	-	3,915	(11)
Total	$7,412	$(19)	$-	$-	$7,412	$(19)

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

The Company agreed to pay the former Teranetics employees a bonus pool under the Teranetics Employee Retention Plan which required continued employment in order to be earned by individual employees.  Under the final plan, a total of $5.3 million was carved out of the consideration as a bonus pool to be paid out over a period of time to participants who were employees of Teranetics at the time of a change in control, provided they fulfilled certain future service requirements for the combined entity.  As of June 30, 2011, the Company has paid $3.3 million of the retention bonus. The Company also accrued $1.5 million for the pro-rata portion of the remaining $2.0 million commitment based on the required service period.  If any individual leaves prior to the completion of the required service period, any amounts forfeited by the individual are added back to the bonus pool and re-allocated to the remaining participants. There is still an additional $0.5 million of commitments under this agreement not accrued as of June 30, 2011 which is being accrued as a liability and accreted to expense on a pro-rata basis over the remaining associated future service period ending October 1, 2011.  Approximately $1.8 million of retention bonus expense was recorded in 2011 and included in acquisition and restructuring related costs in the Consolidated Statement of Operations.

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

Teranetics contributed revenues and gross profit (loss) of $0.6 million and $(0.1) million, respectively, to the Company for the three  months ended June 30, 2011 and $2.4 million and $1.4 million, respectively, for the six months ended June 30, 2011.  The Company integrated Teranetics operations shortly after acquisition and was fully integrated as of December 31, 2010 and it is therefore not practicable to identify earnings associated with Teranetics’ contribution.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination occurred at the beginning of 2009 (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2010
Revenue	$30,527	$60,516
Net loss	$(5,725)	$(10,509)

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

The following table summarizes the gross carrying amount and accumulated amortization for each major intangible class and the weighted average amortization period, in total and by major intangible asset class, as of June 30, 2011 (in thousands):

	2011
	Gross Carrying	Accumulated	Net	Amortization	Estimated
	Value	Amortization	Value	Method	Useful Life
Existing and core technology
Oxford USB and Serial Connectivity	$4,600	$(4,217)	$383	Accelerated	3 years
Oxford Network Attached Storage Connectivity	3,800	(1,900)	1,900	Straight-line	5 years
Teranetics Network PHY	20,100	(2,512)	17,588	Straight-line	6 years
Trade Name
Oxford	600	(600)	-	Straight-line	2 years
Teranetics	200	(75)	125	Straight-line	2 years
Customer Relationships
Oxford	56	(56)	-	Accelerated	1 year
Teranetics	10,200	(3,600)	6,600	Accelerated	3.5 years
Totals	$39,556	$(12,960)	$26,596		4.8 years

The amortization expense for the three and six months periods ended June 30, 2011 was $2.4 million and $4.9 million respectively.  For the same periods in 2010 the amortization expense was $0.6 million and $1.3 million, respectively.

Estimated future amortization expense is as follows (in thousands):
Remainder of 2011	$4,476
2012	6,923
2013	5,423
2014	3,912
2015	3,350
2016	2,512
Total	$26,596

9.  Acquisition and Restructuring Costs

Acquisition Costs

For the three and six months ended June 30, 2011, the Company recorded $0.5 million and $1.8 million, respectively of carve-out retention bonus expense associated with the acquisition of Teranetics. See Note 7 to the consolidated financial statements for additional information.  The Company also incurred $33,000 and $88,000, respectively, of third party acquisition related costs, primarily for outside legal and accounting costs.  These expenses were included in operating expenses under acquisition and restructuring related costs in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2011.

Severance

In the six months ended June 30, 2011, the Company recorded approximately $0.5 million of severance and benefit related costs, included in acquisition and restructuring related costs in the Consolidated Statement of Operations, related to the termination of 14 employees worldwide as a result of the downsizing and refocus of the operations in the UK and cost control efforts as a result of the Teranetics acquisition. As of June 30, 2011, all of the $0.5 million severance and benefit related costs were paid.

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Taiwan	$8,083	$5,050	$13,311	$10,868
China	7,802	9,989	13,830	18,579
United States	5,025	5,505	11,163	9,539
Germany	3,425	2,144	7,251	4,216
Other Asia Pacific	3,045	2,908	5,440	6,023
Singapore	2,668	3,422	6,581	7,943
Europe, Middle East and Africa	675	574	1,176	1,085
The Americas - excluding United States	22	129	72	287
Total	$30,745	$29,721	$58,824	$58,540

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Avnet, Inc.	22%	21%	23%	19%
Answer Technology, Inc.	22%	19%	19%	19%
Excelpoint Systems Pte Ltd	21%	26%	23%	27%
Promate Electronics Co., Ltd	* %	11%	* %	12%

*      Less than 10%

The following distributors accounted for 10% or more of the total accounts receivable balance:
	June 30,
	2011	2010
Excelpoint Systems Pte Ltd	25%	35%
Answer Technology, Inc.	31%	25%
Promate Electronics Co., Ltd	10%	* %
Avnet, Inc.	* %	14%

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

On December 28, 2010, the Company filed its answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  The Court recently issued a scheduling order, and the Court has set a trial date for this lawsuit of June 4, 2012.  While it is not possible to determine the ultimate outcome of this litigation, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend our position.  The Company is unable to estimate a range of possible loss and believes that any ultimate liability in this litigation will not have a material impact on its financial position or results of operations.

On May 17, 2011, Internet Machines LLC filed another complaint, which has been served on PLX, entitled Internet Machines LLC v. Avnet, Inc., et al., again in the United States District Court for the Eastern District of Texas, alleging infringement by PLX and/or the other defendants in the lawsuit of four patents held by Internet Machines.  The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Internet Machines patents.

The Company is currently required to file an answer or otherwise respond to the live complaint on August 29, 2011.  While it is not possible to determine the ultimate outcome of this litigation, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend our position.  The Company is unable to estimate a range of possible loss and believes that any ultimate liability in this litigation will not have a material impact on its financial position or results of operations.

12.  Income Taxes

A provision for income tax of $51,000 has been recorded for the six month period ended June 30, 2011, compared to a provision of $0.5 million for the same period in 2010.  Income tax expense for the six months ended June 30, 2011 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items which are fully recognized in the period they occur and miscellaneous state income taxes. The Company excluded from its calculation of the effective tax rate losses in the US and certain foreign jurisdiction since it cannot benefit those losses. For the same period in 2010, the income tax provision was result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items.

The Company has determined that negative evidence supports the need for a full valuation allowance against its net deferred tax assets at this time. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of June 30, 2011, the Company had unrecognized tax benefits of approximately $4.0 million of which none, if recognized, would result in a reduction of the Company’s effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the six months ended June 30, 2011. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. The Company does not believe the amount of its unrecognized tax benefits will significantly change within the next twelve months.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010

Net Revenues

The following table shows the revenue by type (in thousands) and as a percentage of net revenues:
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
PCI Express Revenue	$16,823	54.7%	$13,586	45.7%	$31,049	52.8%	$27,370	46.8%
Storage Revenue	$3,457	11.2%	$4,393	14.8%	$6,129	10.4%	$9,080	15.5%
Network PHY Revenue	$580	1.9%	$-	-	$2,331	4.0%	$-	-
Connectivity Revenue	$9,885	32.2%	$11,742	39.5%	$19,315	32.8%	$22,090	37.7%

Net revenues consist primarily of product revenues generated principally by sales of our semiconductor devices.  In the first quarter of 2011, we recorded development service revenues of approximately $1.6 million primarily associated with our Network PHY technology, which was accounted for under the milestone method of revenue recognition.  Net revenues for the three months ended June 30, 2011 were $30.7 million, an increase of 3.5% from $29.7 million for the same period in 2010.  The increase was due to higher sales of our PCI Express products and the introduction of the Network PHY products acquired as part of the Teranetics acquisition, partially offset by lower sales of Connectivity and Storage products as well as lower average selling prices (ASP) of our Storage products as a result of the transition to the low ASP USB3 market.

Net revenues for the six months ended June 30, 2011 were $58.8 million, an increase of 0.5% from $58.5 million for the same period in 2010.  The increase was due to higher sales of our PCI Express products and the introduction of the Network PHY products and services acquired as part of the Teranetics acquisition, partially offset by lower sales of Connectivity and Storage products as well as lower ASPs of our Storage products as a result of the transition to the low ASP USB3 market.

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Avnet, Inc.	22%	21%	23%	19%
Answer Technology, Inc.	22%	19%	19%	19%
Excelpoint Systems Pte Ltd	21%	26%	23%	27%
Promate Electronics Co., Ltd	* %	11%	* %	12%

*      Less than 10%

In March 2011, an earthquake and tsunami occurred off the northeast coast of Japan which has disrupted the global supply chain for core materials manufactured in Japan that are incorporated in our products or included in the end user products of our customers.  While this event had virtually no effect on our revenues, we continue to monitor end demand patterns and inventory levels throughout the supply chain.

As of June 30, 2011, we have one remaining milestone of $1.5 million relating to the development services of our Network PHY technology, which will be recognized upon completion and customer acceptance.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	in thousands
Gross profit	$17,300	$17,489	$33,305	$33,837
Gross margin	56.3%	58.8%	56.6%	57.8%

Gross profit for the three months ended June 30, 2011 decreased by 1.1% compared to the same period in 2010. The decrease in absolute dollars and as a percentage was primarily due to overall product mix as well as the introduction of the 40nm products acquired as part of the Teranetics acquisition.

Gross profit for the six months ended June 30, 2011 decreased by 1.6% compared to the same period in 2010. The decrease in absolute dollars and as a percentage was primarily due to decreased Storage product shipments, decreased Storage product margins as a result of the transition to the low ASP USB3 market and the decrease in Connectivity product shipment which generally have higher margins, partially offset by development service revenues which were recorded in the first quarter of 2011 at 100% margin. We started sampling cost reduced USB3 products in the first quarter 2011.

We expect gross margin to fluctuate slightly in the third quarter of 2011 as a result of product mix. Future gross profit and gross margin are highly dependent on the product and customer mix, provisions and sales of previously written down inventory, the position of our products in their respective life cycles and specific manufacturing costs.  Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of tape-out costs at our independent foundries, salaries and related costs, including share-based compensation and expenses for outside engineering consultants.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	in thousands
R&D expenses	$13,574	$8,234	$26,434	$15,787
As a percentage of revenues	44.2%	27.7%	44.9%	27.0%

R&D expenses increased by $5.3 million or 64.9% in the three months ended June 30, 2011 compared to the same period in 2010. The increase in R&D in absolute dollars and as a percentage of revenue was primarily due to increased R&D spending, as a result of the acquisition of Teranetics, which increased compensation and benefit expenses by $2.4 million and tape-out related activities and engineering tools by $2.3 million. Excluding the effect of the acquisition, R&D spending increased approximately $0.4 million. The increase was due to an increase in tape-out related activities of $1.1 million due to timing of projects taped-out, partially offset by a decrease in engineering tools of $0.5 million.

R&D expenses increased by $10.6 million or 67.4% in the six months ended June 30, 2011 compared to the same period in 2010. The increase in R&D in absolute dollars and as a percentage of revenue was primarily due to increased R&D spending, as a result of the acquisition of Teranetics, which increased compensation and benefit expenses by $4.8 million and tape-out related activities and engineering tools by $4.4 million. Excluding the effect of the acquisition, R&D spending increased approximately $0.8 million. The increase was due to an increase in tape-out related activities of $1.2 million due to timing of projects taped-out, partially offset by a decrease in engineering tools of $0.7 million.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	in thousands
SG&A expenses	$6,678	$6,701	$13,803	$13,164
As a percentage of revenues	21.7%	22.5%	23.5%	22.5%

SG&A expenses were flat at $6.7 million in the three months ended June 30, 2011 compared to the same period in 2010. SG&A spending in compensation and benefit expenses, primarily variable compensation, decreased $0.3 million as a result of decreased profitability, which was offset by increases in legal fees of $0.2 million relating to the patent infringement lawsuit and consulting expenses of $0.1 million. The small decrease in SG&A as a percentage of revenue is due primarily to an increased revenue.

SG&A expenses increased by $0.6 million or 4.9% in the six months ended June 30, 2011 compared to the same period in 2010. The increase in SG&A in absolute dollars and a percentage of revenue was due primarily to an increase in legal fees of $0.5 million relating to the patent infringement lawsuit and consulting expenses of $0.2 million, partially offset by a decrease in compensation and benefit expenses, primarily variable compensation, as a result of decreased profitability.

Acquisition and Restructuring Related Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	in thousands
Carve-out retention bonus expense	$452	$-	$1,828	$-
Deal costs	33	-	88	-
Severance costs	-	-	501	-
Asset impairment	-	-	42	-
Lease commitment accrual	-	-	647	-
	$485	$-	$3,106	$-

We recorded acquisition related costs associated with the October 1, 2010 acquisition of Teranetics during the three and six months ended June 30, 2011 of $0.5 million and $1.9 million, respectively. Approximately $5.3 million was carved out of the consideration as a bonus pool under the Teranetics Employee Retention Plan, to be paid out over a period of time, to participants who were employees of Teranetics at the time of a change in control, provided they fulfilled certain future service requirements under the combined entity.  In the six months ended June 30, 2011, we recorded $1.8 million in expense for this retention bonus plan. See Note 7 of the consolidated financial statements for additional information. Deal costs related primarily to outside legal and accounting costs.

In the six months ended June 30, 2011, we recorded approximately $0.5 million of severance and benefit related costs, included in acquisition and restructuring related costs in the Consolidated Statement of Operations, related to the termination of 14 employees as a result of the downsizing and refocus of the operations in the UK and cost control efforts as a result of the Teranetics acquisition. See Note 9 of the condensed consolidated financial statements for additional information.

In the six months ended June 30, 2011, in connection with the lease acquired in the Teranetics acquisition and the downsizing of the UK operations, we recorded lease commitment accrual and leasehold impairment charges of $0.7 million.  See Note 9 of the condensed consolidated financial statements for additional information.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets consists of amortization expense related to developed core technology, trade name and customer base acquired as a result of the Teranetics acquisition in October 2010 and the Oxford acquisition in January 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	in thousands
Amortization of acquired intangible assets	$2,444	$649	$4,888	$1,297
As a percentage of revenues	7.9%	2.2%	8.3%	2.2%

Amortization of acquired intangible assets increased by $1.8 million or 276.6% in the three months ended June 30, 2011 compared to the same period in 2010. The increase in amortization expense was due to the addition of developed core technology, trade name and customer base acquired through the October 1, 2010 acquisition of Teranetics.  See Note 7 to our consolidated financial statements for additional information.

Amortization of acquired intangible assets increased by $3.6 million or 276.9% in the six months ended June 30, 2011 compared to the same period in 2010. The increase in amortization expense was due to the addition of developed core technology, trade name and customer base acquired through the October 1, 2010 acquisition of Teranetics.

Interest Income (Expense) and Other, Net
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	in thousands
Interest income	$20	$52	$45	$113
Interest expense	(63)	(17)	(128)	(35)
Other income (expense)	(58)	13	(84)	31
	$(101)	$48	$(167)	$109

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term investment balances. Interest income for the three months ended June 30, 2011 decreased by $32,000 or 61.5%, compared to the same period in 2010. The decrease was due to lower investment balances largely due to payments associated with the Teranetics acquisition, the maturity of higher yielding investments and decreased interest rates on new investments.

Interest income for the six months ended June 30, 2011 decreased by $68,000 or 60.2%, compared to the same period in 2010. The decrease was due to lower investment balances largely due to payments associated with the Teranetics acquisition, the maturity of higher yielding investments and decreased interest rates on new investments.

Interest expense for the three and six months ended June 30, 2011 of $63,000 and $0.1 million, respectively, primarily consisted of interest recorded on the notes associated with the acquisition of Teranetics and interest recorded on our capital lease obligations. For the same periods in 2010, interest expense of $17,000 and $35,000, respectively, consisted of interest recorded on our capital lease obligations.

Other income includes foreign currency transaction gains and losses and other miscellaneous transactions. Other income may fluctuate significantly due to currency fluctuations.

Provision for Income Taxes

A provision for income tax of $51,000 has been recorded for the six month period ended June 30, 2011, compared to a provision of $0.5 million for the same period in 2010.  Income tax provision for the six months ended June 30, 2011 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items which are fully recognized in the period they occur and miscellaneous state income taxes. We excluded from our calculation of the effective tax rate losses in the US and certain foreign jurisdiction since we cannot benefit those losses. For the same period in 2010, the income tax expense is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items.

We have determined that negative evidence supports the need for a full valuation allowance against our net deferred tax assets at this time. We will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of June 30, 2011, we have unrecognized tax benefits of approximately $4.0 million of which none, if recognized, would result in a reduction of our effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the six months ended June 30, 2011.  Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. We do not expect that the amount of our unrecognized tax benefits will significantly change within the next twelve months.

We are subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 1997 through 2009 remain open to examination by the federal and most state tax authorities due to certain acquired net operating loss and overall credit carryforward positions.

Liquidity and Capital Resources

Cash and Investments

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of June 30, 2011 cash, cash equivalents, short and long-term marketable securities were $17.5 million, a decrease of $6.1 million from $23.6 million at December 31, 2010.

Operating Activities

Cash provided by (used in) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, impairments, fair value remeasurements, provisions for excess and obsolete inventories, other non-cash items, and the effect of changes in working capital and other activities. Cash used in operating activities for the six months ended June 30, 2011 was $3.7 million compared to cash provided by operating activities of $6.6 million in the same period in 2010. The increase in cash flow used in operations was primarily due to changes in our working capital in connection with the Teranetics acquisition and Network PHY operations. Our days sales outstanding increased due to strong shipments late in the quarter. The increase in inventory reflects our efforts to assure supply of our products to our customers as we dealt with the supply chain impacts of the earthquake and tsunami in Japan. Our days payable outstanding increased due to increased operating activities largely due to the added Networking PHY activities as a result of the acquisition of Teranetics and timing of vendor payments.

Investing Activities

Our investing activities are primarily driven by investment of our excess cash, sales of investments, business acquisitions and capital expenditures. Capital expenditures have generally been comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures. The cash provided by investing activities for the six months ended June 30, 2011 of $6.4 million was due to the sales and maturities of investments (net of purchases) of $8.3 million, partially offset by capital expenditures of $2.0 million. Cash used in investing activities for the six months ended June 30, 2010 of $2.4 million was due to capital expenditures of $1.2 million and the purchase of investments (net of sales and maturities) of $1.1 million.

Financing Activities

Cash used in financing activities for the six month period ended June 30, 2011 of $0.3 million was due to the payments made on capital lease obligations of $0.4 million, partially offset by proceeds from the exercise of stock options of $0.1 million. Cash used in financing activities for the six month period ended June 30, 2010 of $0.1 million was due to the payments made on capital lease obligations of $0.3 million, partially offset by proceeds from the exercise of stock options of $0.2 million.

Obligations

As of June 30, 2011, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
		Less than	1-3	More than
	Total	1 Year	Years	3 Years
Operating leases - facilities and equipment	$2,069	$628	$1,331	$110
Capital leases - IP	975	975	-	-
Software licenses	7,634	5,229	2,405	-
Teranetics acquisition notes	6,917	5,400	1,517	-
Carve-out retention bonus	2,008	2,008	-	-
Inventory purchase commitments	12,691	12,691	-	-
Total cash obligations	$32,294	$26,931	$5,253	$110

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

In connection with the Teranetics acquisition, we agreed to pay former Teranetics employees a bonus pool under the Teranetics Employee Retention Plan. Under the final plan, a total of $5.3 million was carved out of the consideration as a bonus pool to be paid out over a period of time to participants who were employees of Teranetics at the time of a change in control, provided they fulfilled certain future ongoing service requirements for the combined entity.  As of June 30, 2011, we paid $3.3 million and had accrued $1.5 million for a pro-rata portion based on the required continued service period.  There is still an additional $0.5 million of commitments under this agreement not accrued as of June 30, 2011 which is being accrued as a liability and accreted to expense over the associated future service period.  We expect $2.0 million to be paid in October 2011.  See Note 7 of the consolidated financial statements for additional information.

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

As of June 30, 2011, we offer pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. We analyze current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program.  We also offer stock rotation rights to three distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. We analyze inventory at distributors, current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required for this program.  In addition, we had arrangements with a small number of customers offering a rebate program on various products, which were terminated in June 2010. We recorded rebates as a reduction of revenue when the rebate was in the form of cash consideration. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

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

Taxes

We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of June 30, 2011, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. We will maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance.

Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents, short-term investments and long-term investments of $11.2 million at June 30, 2011.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

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

Foreign Currency Exchange Risk

All of our revenue and a majority of our expense and capital purchasing activities are transacted in U.S. dollars. However, we have significant operating activities incurred in or exposed to other currencies, primarily the British Pound. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could have a material impact on our results of operations. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that a weighted average adverse change of 20% in currency exchange rates could be experienced in the near term. Such an adverse change would have resulted in an adverse impact on income before taxes of $1.3 million as of June 30, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On December 28, 2010, we filed our answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  The Court recently issued a scheduling order, and the Court has set a trial date for this lawsuit of June 4, 2012.  While it is not possible to determine the ultimate outcome of this litigation, we believe that we have meritorious defenses with respect to the claims asserted against us and we intend to vigorously defend our position.  We are unable to estimate a range of possible loss and believe that any ultimate liability in this litigation will not have a material impact on our financial position or results of operations.

On May 17, 2011, Internet Machines LLC filed another complaint, which has been served on PLX, entitled Internet Machines LLC v. Avnet, Inc., et al., again in the United States District Court for the Eastern District of Texas, alleging infringement by PLX and/or the other defendants in the lawsuit of four patents held by Internet Machines.  The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Internet Machines patents.

We are currently required to file an answer or otherwise respond to the live complaint on August 29, 2011.  While it is not possible to determine the ultimate outcome of this litigation, we believe that we have meritorious defenses with respect to the claims asserted against us and intend to vigorously defend our position.  We are unable to estimate a range of possible loss and believe that any ultimate liability in this litigation will not have a material impact on our financial position or results of operations.

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

Global Economic Conditions May Continue to Have an Adverse Effect on Our Businesses and Results of Operations

In late 2008 and 2009, the severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy contributed to slowdowns in the industries in which we operate.  Economic uncertainty exacerbated negative trends in spending and caused certain customers to push out, cancel, or refrain from placing orders, which reduced revenue. We have seen market conditions improve since the second half of 2009 and throughout most of 2010; however, we are seeing the rate of growth has slowed as inventory levels have balanced themselves out in the first two quarters of 2011. Difficulties in obtaining capital and uncertain market conditions may lead to the inability of some customers to obtain affordable financing, resulting in lower sales. Customers with liquidity issues may lead to additional bad debt expense. These conditions may also similarly affect key suppliers, which could affect their ability to deliver parts and result in delays in the availability of product.  Further, these conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. In addition, we maintain an investment portfolio that is subject to general credit, liquidity, market and interest rate risks that may be exacerbated by deteriorating financial market conditions and, as a result, the value and liquidity of the investment portfolio could be negatively impacted and lead to impairment.  If the current improving economic conditions are not sustained or begin to deteriorate again, or if we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

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

In March 2011, an earthquake and tsunami occurred off the northeast coast of Japan which has disrupted the global supply chain for core materials manufactured in Japan that are incorporated in our products or included in the end user products of our customers.  While this event had virtually no effect on our revenues, we continue to monitor end demand patterns and inventory levels throughout the supply chain. Such supply chain disruptions stemming from the occurrences in Japan could negatively impact our ability to procure an adequate supply to fulfill our customers’ demand for our products.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. For the six months ended June 30, 2011 and 2010, sales through distributors accounted for approximately 86% and 94%, respectively, of our net revenues. Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

On December 28, 2010, we filed our answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  The Court recently issued a scheduling order, and the Court has set a trial date for this lawsuit of June 4, 2012.  While it is not possible to determine the ultimate outcome of this litigation, we believe that we have meritorious defenses with respect to the claims asserted against us and we intend to vigorously defend our position.  We believe that any ultimate liability in this litigation will not have a material impact on our financial position or results of operations.

On May 17, 2011, Internet Machines LLC filed another complaint, which has been served on PLX, entitled Internet Machines LLC v. Avnet, Inc., et al., again in the United States District Court for the Eastern District of Texas, alleging infringement by PLX and/or the other defendants in the lawsuit of four patents held by Internet Machines.  The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Internet Machines patents.

We are currently required to file an answer or otherwise respond to the live complaint on August 29, 2011.  While it is not possible to determine the ultimate outcome of this litigation, we believe that we have meritorious defenses with respect to the claims asserted against us and intend to vigorously defend our position.  We are unable to estimate a range of possible loss and believe that any ultimate liability in this litigation will not have a material impact on our financial position or results of operations.

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

The Delay Or Failure Of The 10G Ethernet Over Copper Market Acceptance Would Adversely Affect Our Financial Condition

We expect to invest a significant amount of time and resources in the development of products for the 10G Ethernet over copper technology. These expenditures are made well in advance of revenues derived from these products. Although we anticipate solid demand for products for the 10G Ethernet over copper technology, market acceptance of the technology, and products for it, depends upon numerous factors, including compatibility with other products, adoption of relevant interconnect standards, perceived advantages over competing products and the level of customer service available to support such products. LAN on Motherboard (“LOM”) integrated circuits made by others are critical components to building out the 10G Ethernet over copper market and the development of this market has been slower than anticipated. While we have seen progress in this market, the continued delay or failure of the adoption of this technology would have a material adverse effect on our business. There can be no assurance that there will be market acceptance of this technology or our products for it and the delay or failure in achieving such acceptance would have a material adverse effect on our business. In addition, products or technologies developed by others may render our products or technologies obsolete or noncompetitive.

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

Sales outside of the United States accounted for approximately 81% of our revenues for the six months ended June 30, 2011.  In 2010 and 2009, sales outside of the United States accounted for approximately 82% and 84% of our revenues, respectively.  Sales outside of the United States may fluctuate in future periods and are expected to account for a large portion of our revenues.  In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the United States, thereby exposing us indirectly to foreign risks.  Further, most of our semiconductor products are manufactured outside of the United States.  Accordingly, we are subject to international risks, including:

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

ITEM 6.  EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Finanical Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLX TECHNOLOGY, INC.

Date: August 8, 2011

By     /s/ Arthur O. Whipple
         Arthur O. Whipple
         Chief Financial Officer
         (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Finanical Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.