Form 10-Q
period 2011-09-30
PLX TECHNOLOGY INC
filed 2011-11-04
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

As of September 30, 2011 there were 44,550,936 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2011

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$9,610	$5,835
Short-term marketable securities	5,004	10,398
Accounts receivable, net	12,822	13,555
Inventories	13,078	13,318
Other current assets	1,903	4,159
Total current assets	42,417	47,265
Property and equipment, net	12,965	12,554
Goodwill	21,412	21,412
Other acquired intangible assets, net	24,151	31,484
Long-term marketable securities	3,645	7,346
Other assets	1,352	1,910
Total assets	$105,942	$121,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,454	$8,783
Accrued compensation and benefits	5,900	5,266
Accrued commissions	660	514
Short term note payable and capital lease obligation	5,810	6,066
Other accrued expenses	2,424	1,803
Total current liabilities	22,248	22,432
Long term borrowing against line of credit	2,000	-
Long term note payable and capital lease obligation	1,397	1,731
Total liabilities	25,645	24,163

Stockholders' Equity:
Common stock, par value	45	45
Additional paid-in capital	184,928	183,090
Accumulated other comprehensive loss	(127)	(148)
Accumulated deficit	(104,549)	(85,179)
Total stockholders' equity	80,297	97,808
Total liabilities and stockholders' equity	$105,942	$121,971

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues	$31,076	$30,234	$89,900	$88,774
Cost of revenues	13,537	12,307	39,056	37,010
Gross margin	17,539	17,927	50,844	51,764

Operating expenses:
Research and development	11,661	7,605	38,095	23,392
Selling, general and administrative	6,856	6,570	20,659	19,734
Acquisition and restructuring related costs	699	510	3,805	510
Amortization of acquired intangible assets	2,445	648	7,333	1,945
Total operating expenses	21,661	15,333	69,892	45,581

Income (loss) from operations	(4,122)	2,594	(19,048)	6,183
Interest income (expense) and other, net	(42)	(1)	(209)	108
Income (loss) before provision for income taxes	(4,164)	2,593	(19,257)	6,291

Provision for income taxes	62	1,445	113	1,948

Net income (loss)	$(4,226)	$1,148	$(19,370)	$4,343

Basic net income (loss) per share	$(0.09)	$0.03	$(0.44)	$0.12
Shares used to compute basic per share amounts	44,537	37,098	44,525	37,068

Diluted net income (loss) per share	$(0.09)	$0.03	$(0.44)	$0.11
Shares used to compute diluted per share amounts	44,537	37,683	44,525	37,795

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(19,370)	$4,343
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	2,670	2,448
Share-based compensation expense	1,748	943
Amortization of acquired intangible assets	7,333	1,945
Write-downs of inventories	1,015	401
Other non-cash items	242	208
Changes in operating assets and liabilities:
Accounts receivable	733	(3,754)
Inventories	(775)	(4,825)
Income tax receivable	901	84
Other current assets	1,356	109
Other assets	(139)	595
Accounts payable	(1,329)	831
Accrued compensation and benefits	633	1,996
Other accrued expenses	792	509
Net cash provided by (used in) operating activities	(4,190)	5,833

Cash flows from investing activities:
Purchases of marketable securities	(4,823)	(26,824)
Sales and maturities of marketable securities	13,841	37,298
Purchase of property and equipment	(2,487)	(2,225)
Proceeds from sales of property and equipment	-	22
Net cash provided by investing activities	6,531	8,271

Cash flows from financing activities:
Borrowings against line of credit	2,000	-
Proceeds from exercise of common stock options	91	216
Principal payments on capital lease obligations	(615)	(493)
Net cash provided by (used in) financing activities	1,476	(277)

Effect of exchange rate fluctuations on cash and cash equivalents	(42)	(26)

Net increase in cash and cash equivalents	3,775	13,801
Cash and cash equivalents at beginning of period	5,835	11,299
Cash and cash equivalents at end of period	$9,610	$25,100

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6	$1,017
Cash from income tax refunds	$978	$-
Cash paid for interest	$36	$47

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, “PLX” or the “Company”) as of September 30, 2011 and for the three and nine month periods ended September 30, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Comprehensive Net Income (Loss)

The Company’s comprehensive net income (loss) for the three and nine month periods ended September 30, 2011 and 2010 was as follows (in thousands):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$(4,226)	$1,148	$(19,370)	$4,343
Unrealized gain (loss) on marketable securities, net	2	(5)	12	(13)
Cumulative translation adjustments	(20)	(4)	9	(22)
Comprehensive net income (loss)	$(4,244)	$1,139	$(19,349)	$4,308

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

In September 2011, the FASB updated the guidance related to testing goodwill for impairment. This guidance simplifies how registrants test goodwill for impairment and permits registrants to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in U.S. GAAP. A registrant would not be required to calculate the fair value of a reporting unit unless the registrant determines that it is more likely than not that its fair value is less than its carrying amount. This accounting guidance is effective for annual and interim goodwill impairment tests performed for years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

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

Share-Based Compensation Expense

The fair value of share-based awards is calculated using the Black-Scholes option pricing model, which requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

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
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Risk-free interest rate	0.78%	1.09%	1.24%	1.59%
Expected volatility	0.61	0.62	0.61	0.62
Expected life (years)	4.32	4.19	4.32	4.19

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Life: The Company’s expected life represents the weighted-average period that the Company’s stock options are expected to be outstanding. The expected life is based on the observed and expected time to post-vesting exercise of options by employees. The Company uses historical exercise patterns of previously granted options in relation to stock price movements to derive an employee behavioral pattern used to forecast expected exercise patterns.

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

As share-based compensation expense recognized in the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rate at September 30, 2011 and 2010 of 26% was based on historical experience.

The following table shows total share-based compensation and employee stock ownership plan expenses for the three and nine months ended September 30, 2011 and 2010, included in the respective line items of the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of revenues	$11	$8	$34	$25
Research and development	406	155	1,145	464
Selling, general and administrative	254	223	940	706
Total share-based compensation expense	$671	$386	$2,119	$1,195

A summary of option activity under the Company’s stock equity plans during the first three quarters of 2011 is as follows:
				Weighted Average
				Remaining	Aggregate
	Options Available	Number of	Weighted Average	Contratual Term	Intrinsic
Options	for Grant	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2010	898,724	4,202,653	$4.34	5.06	$2,314,975
Granted	(772,000)	772,000	3.73
Exercised	-	(12,489)	1.95
Cancelled	116,798	(116,798)	5.52
Plan Termination	(11)	-	-

Outstanding at March 31, 2011	243,511	4,845,366	$4.22	5.18	$2,337,903
Authorized	2,300,000	-	-
Granted	(420,000)	420,000	3.35
Exercised	-	(18,619)	1.90
Cancelled	77,522	(77,522)	4.30
Plan Termination	(989)	-	-

Outstanding at June 30, 2011	2,200,044	5,169,225	$4.15	5.10	$1,977,661
Granted	(36,500)	36,500	3.28
Exercised	-	(15,457)	2.00
Cancelled	109,005	(109,005)	4.77

Outstanding at September 30, 2011	2,272,549	5,081,263	$4.14	4.90	$1,285,059

Exercisable at September 30, 2011		2,223,929	$4.85	3.75	$830,390

The Black-Scholes weighted average fair values of options granted during the three months ended September 30, 2011 and 2010 were $1.57 and $1.88, respectively.

The Black-Scholes weighted average fair values of options granted during the nine months ended September 30, 2011 and 2010 were $1.76 and $2.40, respectively.

The following table summarizes ranges of outstanding and exercisable options as of September 30, 2011:
	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$1.50-$2.05	1,232,237	4.29	$1.97	797,998	$1.97
$2.06-$3.48	1,206,007	5.88	3.40	202,110	3.24
$3.49-$3.87	1,101,220	5.71	3.76	213,155	3.83
$3.88-$7.03	1,081,574	4.91	5.11	550,441	5.26
$7.04-$16.65	460,225	1.45	10.52	460,225	10.52
Total	5,081,263	4.85	$4.14	2,223,929	$4.85

The total intrinsic value of options exercised during the three and nine months ended September 30, 2011 was $20,000 and $73,000, respectively. For the same periods in 2010, the total intrinsic value of options exercised was $14,000 and $0.3 million, respectively. The fair value of options vested during the three and nine months ended September 30, 2011 was approximately $0.5 million and $2.1 million, respectively. As of September 30, 2011, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $2.1 million which is expected to be recognized as expense over a weighted average period of approximately 1.3 years.

3.  Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):
	September 30,	December 31,
	2011	2010
Work-in-process	$6,439	$5,016
Finished goods	6,639	8,302
Total	$13,078	$13,318

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

4.  Net Income (Loss) Per Share

The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income (loss)	$(4,226)	$1,148	$(19,370)	$4,343
Weighted average shares of common stock outstanding	44,537	37,098	44,525	37,068
Net income (loss) per share - basic	$(0.09)	$0.03	$(0.44)	$0.12
Shares used in computing basic net income (loss) per share	44,537	37,098	44,525	37,068
Dilutive effect of stock options	-	585	-	727
Shares used in computing diluted net income (loss) per share	44,537	37,683	44,525	37,795
Net income (loss) per share - diluted	$(0.09)	$0.03	$(0.44)	$0.11

As the Company incurred a net loss for the three and nine month periods ended September 30, 2011, the effect of dilutive securities, totaling 5.1 million shares has been excluded from the computation of diluted loss per share, as its impact would be anti-dilutive. Dilutive securities are comprised of options to purchase common stock.

Weighted average employee stock options to purchase approximately 2.0 million and 1.8 million for the three and nine month periods ended September 30, 2010, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of stock options was greater than the average share price of the Company’s stock and, therefore, the effect would have been anti-dilutive.

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

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):
		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$61	$61	$-	$-
Certificate of deposit	1,494	1,494	-	-
Marketable securities	7,653	-	7,653	-
Total	$9,208	$1,555	$7,653	$-

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$1	$1	$-	$-
Certificate of deposit	1,494	1,494	-	-
Marketable securities	16,997	-	16,997	-
Total	$18,492	$1,495	$16,997	$-

6.  Investments

As of September 30, 2011, the Company’s securities consisted of debt securities and were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices or prices quoted in markets that are not active, with unrealized gains and losses reported in a separate component of stockholders’ equity.  The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity, both of which are included in interest income.  Realized gains and losses are recorded on the specific identification method.

The fair value of available-for-sale investments is as follows (in thousands):
	September 30, 2011
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$1,494	$-	$-	$1,494
Corporate bonds and notes	1,686	-	-	1,686
Municipal bonds	2,322	2	-	2,324
US treasury and government agencies securities	3,639	4	-	3,643
Total bonds, notes and equity securities	$9,141	$6	$-	$9,147
Less amounts classified as cash equivalents				(498)
Total short and long-term available-for-sale investments				$8,649

Contractual maturity dates for investments:
Less than one year:				5,004
One to two years:				3,645
				$8,649

	December 31, 2010
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$1,494	$-	$-	$1,494
Corporate bonds and notes	3,879	2	(1)	3,880
Municipal bonds	1,988	-	(7)	1,981
US treasury and government agencies securities	11,136	11	(11)	11,136
Total bonds, notes and equity securities	$18,497	$13	$(19)	$18,491
Less amounts classified as cash equivalents				(747)
Total short and long-term available-for-sale investments				$17,744

Contractual maturity dates for investments:
Less than one year:				10,398
One to two years:				7,346
				$17,744

The following tables show the gross unrealized losses and fair value for investments in an unrealized loss position as of December 31, 2010, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):
	December 31, 2010
	Less than 12 Months		12 months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate bonds and notes	$1,620	$(1)	$-	$-	$1,620	$(1)
Municipal Bonds	1,877	(7)	-	-	1,877	(7)
US treasury and government agencies securities	3,915	(11)	-	-	3,915	(11)
Total	$7,412	$(19)	$-	$-	$7,412	$(19)

As of September 30, 2011, the Company had an aggregate unrealized loss of less than $1,000.

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

The Company believes that this acquisition provides another  leadership position into its product portfolio. There are major synergies in the design process, technology, sales, marketing, and supply chains. The company can leverage its technology and IP with PCI Express and 10 Gigabit Ethernet to bring out new architectures for the data centers. Teranetics’ customers included Arista Networks, Cisco, Extreme Networks and Intel.

The total consideration paid for the transaction was $34.7 million, consisting of 7.4 million shares valued at $3.71 per share, the closing price on October 1, 2010, the date the transaction was closed, cash of $1.0 million and assessed fair value of two promissory notes in aggregate amount of approximately $6.7 million, less $1.3 million allocated to Teranetics’ chief executive officer’s bonus.

The following table summarizes the consideration paid for Teranetics (in thousands):

	Common	Cash at	Notes	Bridge
	Shares of PLX	Closing	A and B	Note	Total

Purchase price	$26,406	$887	$6,386	$1,000	$34,679
Allocated to CEO bonus	1,048	35	264	-	1,347
Total	$27,454	$922	$6,650	$1,000	$36,026

As a part of the merger agreement, the Company acquired all of the outstanding shares of capital stock of Teranetics in exchange for 7.4 million shares of common stock of PLX, cash of approximately $1.0 million and two promissory notes in the aggregate principal amount of $6.9 million. One note is for the principal amount of approximately $1.5 million and is due 3 years after the closing of the Merger, and the other note is for the principal amount of $5.4 million and is due 12 months after the closing of the Merger (this $5.4 million note was delivered into an escrow fund that may be used to satisfy indemnity obligations owed to PLX).  The Company has delayed payment of the $5.4 million note as a result of indemnity claims it has communicated to the Teranetics stockholders representative.  The parties are discussing these claims, and the Company cannot currently predict the outcome of these discussions. The stated interest rate on the promissory notes is 0.46%.  In accordance with the business combinations guidance, the promissory notes were fair valued based on market interest rates and the assessed fair value of the promissory notes was approximately $6.7 million.

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

The Company agreed to pay the former Teranetics employees a bonus pool under the Teranetics Employee Retention Plan which required continued employment in order to be earned by individual employees.  Under the final plan, a total of $5.3 million was carved out of the consideration as a bonus pool to be paid out over a period of time to participants who were employees of Teranetics at the time of a change in control, provided they fulfilled certain future service requirements for the combined entity.  As of September 30, 2011, the Company has paid $3.3 million of the retention bonus. The Company also accrued the remaining $2.0 million commitment based on the required service period which ended on October 1, 2011.  If any individual left prior to the completion of the required service period, any amounts forfeited by the individual was added back to the bonus pool and re-allocated to the remaining participants. Approximately $2.3 million of retention bonus expense was recorded in 2011 and included in acquisition and restructuring related costs in the Condensed Consolidated Statement of Operations.

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

Teranetics contributed revenues and gross profit of $1.3 million and $0.4 million, respectively, to the Company for the three months ended September 30, 2011 and $3.6 million and $1.6 million, respectively, for the nine months ended September 30, 2011.  The Company integrated Teranetics operations shortly after acquisition and was fully integrated as of December 31, 2010 and it is therefore not practicable to identify earnings associated with Teranetics’ contribution.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination occurred at the beginning of 2009 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2010
Revenue	$30,896	$91,412
Net loss	$(5,996)	$(16,505)

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

The following table summarizes the gross carrying amount and accumulated amortization for each major intangible class and the weighted average amortization period, in total and by major intangible asset class, as of September 30, 2011 (in thousands):
	2011
	Gross Carrying	Accumulated	Net	Amortization	Estimated
	Value	Amortization	Value	Method	Useful Life
Existing and core technology
Oxford USB and Serial Connectivity	$4,600	$(4,409)	$191	Accelerated	3 years
Oxford Network Attached Storage Connectivity	3,800	(2,090)	1,710	Accelerated	4 years
Teranetics Network PHY	20,100	(3,350)	16,750	Straight-line	6 years
Trade Name
Oxford	600	(600)	-	Straight-line	2 years
Teranetics	200	(100)	100	Straight-line	2 years
Customer Relationships
Oxford	56	(56)	-	Accelerated	1 year
Teranetics	10,200	(4,800)	5,400	Accelerated	3.5 years
Totals	$39,556	$(15,405)	$24,151		4.8 years

The amortization expense for the three and nine months periods ended September 30, 2011 was $2.4 million and $7.3 million respectively.  For the same periods in 2010 the amortization expense was $0.6 million and $1.9 million, respectively.

As of the result of the divestiture of the UK design team on October 21, 2011, the Company reviewed the useful life of its storage acquired intangibles and has determined a change in the assets useful life and method of amortization was required. The Company reduced the useful life of the intangible from five years to four years and changed the amortization method from straight-line to accelerated. The change and amortization acceleration will be reflected in the fourth quarter of 2011, the period of change.

Estimated future amortization expense is as follows (in thousands):
Remainder of 2011	$3,265
2012	6,449
2013	4,663
2014	3,912
2015	3,350
2016	2,512
Total	$24,151

9.  Acquisition and Restructuring Costs

Acquisition Costs

For the three and nine months ended September 30, 2011, the Company recorded $0.5 million and $2.3 million, respectively of carve-out retention bonus expense associated with the acquisition of Teranetics. See Note 7 to the condensed consolidated financial statements for additional information.  For the nine months ended September 30, 2011, the Company also incurred $88,000 of third party acquisition related costs, primarily for outside legal and accounting costs.  These expenses were included in operating expenses under acquisition and restructuring related costs in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2011.

Severance

In the nine months ended September 30, 2011, the Company recorded approximately $0.5 million of severance and benefit related costs, included in acquisition and restructuring related costs in the Condensed Consolidated Statement of Operations, related to the termination of 14 employees worldwide as a result of the downsizing and refocus of the operations in the UK and cost control efforts as a result of the Teranetics acquisition. As of June 30, 2011, all of the $0.5 million severance and benefit related costs were paid.

Lease Terminations

In October 2010, associated with the acquisition of Teranetics, the Company assumed a building lease in San Jose, California which was vacated in March 2011. Given current lease rates and the available space in the area when the property was vacated, the Company recorded a $0.4 million liability, included in other accrued expenses in the Condensed Consolidated Balance Sheet, for the estimated fair value of the future lease costs through June 2012, reduced by estimated sublease rental and adjusted for deferred rent. As of September 30, 2011, the Company was not able to sublease the property and as a result recoded the remaining liability of $0.2 million. The total adjusted cash payment was not materially different from the fair value. The lease accrual charge of $0.6 million was recorded in acquisition and restructuring related costs in the Condensed Consolidated Statement of Operations. The Company expects the lease liability to be fully paid by June 2012.

In connection with the downsizing of UK operations, the Company vacated the first floor of its building as of March 2011 and terminated the lease for this space. In March 2011, the Company recorded a $0.2 million liability, included in other accrued expenses in the Condensed Consolidated Balance Sheet, for future lease costs and early termination fees. The lease accrual charge of $0.2 million was recorded in acquisition and restructuring related costs in the Condensed Consolidated Statement of Operations. The Company expects the lease liability to be fully paid by December 2011.

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

Revenues by geographic region based on customer location were as follows (in thousands):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Taiwan	$8,355	$5,653	$21,666	$16,521
China	7,920	8,904	21,750	27,483
United States	5,192	5,854	16,355	15,393
Germany	2,514	2,929	9,765	7,144
Other Asia Pacific	2,989	2,467	8,429	8,490
Singapore	3,565	3,657	10,146	11,600
Europe, Middle East and Africa	513	680	1,689	1,766
The Americas - excluding United States	28	90	100	377
Total	$31,076	$30,234	$89,900	$88,774

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Excelpoint Systems Pte Ltd	24%	27%	23%	27%
Avnet, Inc.	21%	26%	22%	21%
Answer Technology, Inc.	20%	16%	20%	18%
Promate Electronics Co., Ltd	10%	* %	* %	10%

*      Less than 10%

The following distributors accounted for 10% or more of the total accounts receivable balance:

	September 30,
	2011	2010
Excelpoint Systems Pte Ltd	31%	31%
Answer Technology, Inc.	22%	21%
Avnet, Inc.	16%	20%
Promate Electronics Co., Ltd	12%	* %

*      Less than 10%

11. Line of Credit

On September 30, 2011, the Company entered into an agreement with Silicon Valley Bank to establish a two-year $10 million revolving loan facility. The facility provides for revolving advances based on a borrowing-base formula tied to the Company’s receivables and also provides for month-end and fiscal quarter-end advances beyond the borrowing-base formula subject to certain limitations and requirements. Borrowings under the credit facility bear interest at rates equal to the prime rate announced from time to time in The Wall Street Journal. As of September 30, 2011 the prime rate was 3.25%.  The facility also provides for commitment, unused facility and letter-of-credit fees. The facility is secured by liens on the Company’s personal property assets except for intellectual property, which is subject to a negative pledge against encumbrance. On September 30, 2011, the Company borrowed $2.0 million against the facility.

The facility is subject to certain financial covenants. The Company was in compliance with all financial covenants associated with this facility as of September 30, 2011.

12. Contingencies

To date, Internet Machines LLC ("Internet Machines") has filed three separate lawsuits against the Company.  The first suit was filed on February 2, 2010, which has been served on PLX, entitled Internet Machines LLC v. Alienware Corporation, et al., in the United States District Court for the Eastern District of Texas, Tyler Division.  This first suit alleges infringement by PLX and the other defendants in the lawsuit of two patents held by Internet Machines.  The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of Internet Machines's patents.  On May 14, 2010, the Company filed its answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  On December 6, 2010, the Court held a case-management conference and subsequently entered a scheduling order in this matter, setting trial for February 2012.

Internet Machines's second lawsuit, which has also been served on PLX, was filed on October 17, 2010, again in the United States District Court for the Eastern District of Texas, Tyler Division.  This suit, entitled Internet Machines LLC v. ASUS Computer International, et al., alleges infringement by PLX of another patent held by Internet Machines.  The complaint also asserts infringement claims against a separate group of defendants not named in the first Internet Machines lawsuit, and accuses those defendants of infringing the two patents asserted against PLX in the first suit, as well as the additional patent listed in this second lawsuit.  The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of Internet Machines's patents.

On December 28, 2010, the Company filed its answer to the live complaint in the second lawsuit and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  The Court recently issued a scheduling order, and the Court has set a trial date for this lawsuit of June 4, 2012.  Because this lawsuit accuses PLX of infringing a separate patent not listed in the first suit, and because this suit involves additional parties not named as defendants in the first lawsuit, this trial date is separate from the February 2012 trial mentioned above.

On May 17, 2011, Internet Machines filed a third lawsuit entitled Internet Machines LLC v. Avnet, Inc., et al., again in the United States District Court for the Eastern District of Texas, Tyler Division.  The third lawsuit has been served on PLX and alleges that PLX infringes a fourth patent held by Internet Machines.  This lawsuit also accuses a new group of defendants of infringing each of Internet Machines's patents at issue in the first two lawsuits filed, as well as the fourth patent asserted against PLX in this third suit.  The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of Internet Machines's patents.  On September 27, 2011,the Company filed its answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  All parties have appeared, but the Court has not set this matter for a scheduling conference.

On March 25, 2011, a related entity, Internet Machines MC LLC, filed a lawsuit against the Company, entitled Internet Machines MC LLC v. PLX Technology, Inc., et al., in the United States District Court for the Eastern District of Texas, Marshall Division.  Internet Machines MC LLC, however, did not serve the initial complaint on PLX.  Instead, on August 26, 2011, Internet Machines MC LLC filed a first amended complaint, which has now been served on PLX, alleging infringement by PLX and the other defendants in the lawsuit of one patent held by Internet Machines MC LLC.  The Company currently has a deadline to answer or otherwise respond to the complaint by Friday, November 11, 2011.

While it is not possible to determine the ultimate outcome of the above mentioned litigation, which involves various related cases, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend our position.  The Company is unable to estimate a range of possible loss and believes that any ultimate liability in this litigation will not have a material impact on its financial position or results of operations.

13.  Income Taxes

A provision for income tax of $0.1 million has been recorded for the nine month period ended September 30, 2011, compared to a provision of $1.9 million for the same period in 2010.  Income tax expense for the nine months ended September 30, 2011 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items which are fully recognized in the period they occur and miscellaneous state income taxes. The Company excluded from its calculation of the effective tax rate losses in the US and certain foreign jurisdiction since it cannot benefit those losses. For the same period in 2010, the income tax provision was the result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items.

The Company has determined that negative evidence supports the need for a full valuation allowance against its net deferred tax assets at this time. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of September 30, 2011, the Company had unrecognized tax benefits of approximately $4.0 million of which none, if recognized, would result in a reduction of the Company’s effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the nine months ended September 30, 2011. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. The Company does not believe the amount of its unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 1997 through 2010 remain open to examination by the federal and most state tax authorities due to certain acquired net operating loss and overall credit carryforward positions.

14.  Subsequent Events

On October 5, 2011 the Company signed a definitive agreement with OCZ Technology Group, whereby OCZ will acquire the Company’s UK design team and related assets. In addition, the Company entered into a license agreement with OCZ for the license of its consumer storage technology. The deal closed on October 21, 2011. The Company will continue to offer and support its current consumer storage products.

As of September 30, 2011, the assets transferred in this divestiture of $0.5 million were classified as held for use as it did not meet all the criteria to be classified as held for sale under the accounting guidance related to property, plant and equipment. The Company also reviewed the useful life of its storage acquired intangibles and has determined a change in the assets useful life was required. The Company reduced the useful life of the intangible from five years to four years. The change and amortization acceleration will be reflected in the fourth quarter of 2011, the period of change.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future.  Such forward-looking statements also include statements regarding our future gross margin, our future research and development expenses, our expectations and plans for the 10G Ethernet over copper products that we are developing based on our acquisition of Teranetics, our future unrecognized tax benefits, our ability to meet our capital requirements for the next twelve months, our future capital requirements, current high turns fill requirements and our anticipation that sales to a small number of customers will account for a significant portion of our sales.  Actual results could differ materially from those projected in such forward-looking statements.  Factors that could cause actual results to differ include unexpected changes in the mix of our product sales, unexpected pricing pressures, unexpected capital requirements that may arise due to other possible acquisitions or other events, unanticipated changes in the businesses of our suppliers, and unanticipated cash shortfalls.  Actual results could also differ for the reasons noted under the sub-heading “Factors That May Affect Future Operating Results” in Item 1A, Risk Factors in Part II of this report on Form 10-Q and in other sections of this report on Form 10-Q.  All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

Net Revenues

The following table shows the revenue by type (in thousands) and as a percentage of net revenues:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
PCI Express Revenue	$16,263	52.3%	$14,434	47.7%	$47,312	52.6%	$41,804	47.1%
Storage Revenue	$4,468	14.4%	$3,679	12.2%	$10,597	11.8%	$12,759	14.4%
Network PHY Revenue	$1,313	4.2%	$-	-	$3,644	4.1%	$-	-
Connectivity Revenue	$9,032	29.1%	$12,121	40.1%	$28,347	31.5%	$34,211	38.5%

Net revenues consist primarily of product revenues generated principally by sales of our semiconductor devices.  In the first quarter of 2011, we recorded development service revenues of approximately $1.6 million primarily associated with our Network PHY technology, which was accounted for under the milestone method of revenue recognition.  Net revenues for the three months ended September 30, 2011 were $31.1 million, an increase of 2.8% from $30.2 million for the same period in 2010.  The increase was due to higher sales of our PCI Express and Storage products and the introduction of the Network PHY products acquired as part of the Teranetics acquisition, partially offset by lower sales of Connectivity products.

Net revenues for the nine months ended September 30, 2011 were $89.9 million, an increase of 1.3% from $88.8 million for the same period in 2010.  The increase was due to higher sales of our PCI Express products and the introduction of the Network PHY products and services acquired as part of the Teranetics acquisition, partially offset by lower sales of Connectivity and Storage products as well as lower ASPs of our Storage products as a result of the transition to the low ASP markets.

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Excelpoint Systems Pte Ltd	24%	27%	23%	27%
Avnet, Inc.	21%	26%	22%	21%
Answer Technology, Inc.	20%	16%	20%	18%
Promate Electronics Co., Ltd	10%	* %	* %	10%

*      Less than 10%

As of September 30, 2011, we have one remaining milestone of $1.5 million relating to the development services of our Network PHY technology, which will be recognized upon completion and customer acceptance.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	in thousands
Gross profit	$17,539	$17,927	$50,844	$51,764
Gross margin	56.4%	59.3%	56.6%	58.3%

Gross profit for the three months ended September 30, 2011 decreased by 2.2% compared to the same period in 2010. The decrease in absolute dollars and as a percentage was primarily due to overall product mix as well as the introduction of the 40nm products acquired as part of the Teranetics acquisition.

Gross profit for the nine months ended September 30, 2011 decreased by 1.8% compared to the same period in 2010. The decrease in absolute dollars and as a percentage was primarily due to decreased Storage product margins as a result of the transition to the low ASP markets and the decrease in Connectivity product shipment which generally have higher margins, partially offset by development service revenues which were recorded in the first quarter of 2011 at 100% margin.

We expect gross margin to increase slightly in the fourth quarter of 2011 as a result of product, development services and IP mix. Future gross profit and gross margin are highly dependent on the product and customer mix, provisions and sales of previously written down inventory, the position of our products in their respective life cycles and specific manufacturing costs.  Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of tape-out costs at our independent foundries, salaries and related costs, including share-based compensation and expenses for outside engineering consultants.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	in thousands
R&D expenses	$11,661	$7,605	$38,095	$23,392
As a percentage of revenues	37.5%	25.2%	42.4%	26.4%

R&D expenses increased by $4.1 million or 53.3% in the three months ended September 30, 2011 compared to the same period in 2010. The increase in R&D in absolute dollars and as a percentage of revenue was primarily due to increased R&D spending, as a result of the acquisition of Teranetics, which increased spending by $4.7 million, primarily in compensation and benefit expenses of $2.7 million and tape-out related activities and engineering tools of $1.6 million. Excluding the effect of the acquisition, R&D spending decreased approximately $0.6 million. The decrease was primarily due to a decrease in engineering tools.

 R&D expenses increased by $14.7 million or 62.9% in the nine months ended September 30, 2011 compared to the same period in 2010. The increase in R&D in absolute dollars and as a percentage of revenue was primarily due to increased R&D spending, as a result of the acquisition of Teranetics, which increased spending by $15.1 million, primarily in compensation and benefit expenses of $7.7 million and tape-out related activities and engineering tools of $5.9 million. Excluding the effect of the acquisition, R&D spending decreased approximately $0.4 million. The decrease was due to decreases in engineering tools of $1.1 million, consulting expenses of $0.4 million and compensation and benefit expenses of $0.3 million, partially offset by increases in tape-out related activities of $1.2 million due to timing of projects taped-out and share-based compensation expense of $0.2 million.

We believe continued spending on research and development to develop new products is critical to our success. We anticipate the R&D expenses will remain higher compared to 2010 levels as a result of the Teranetics acquisition, partially offset by the October 21, 2011 divestiture of our UK design team and over time will fluctuate due to timing of projects and tape-out related activities.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related costs, including share-based compensation, commissions to manufactures’ representatives and professional fees, as well as trade show and other promotional expenses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	in thousands
SG&A expenses	$6,856	$6,570	$20,659	$19,734
As a percentage of revenues	22.1%	21.7%	23.0%	22.2%

SG&A expenses increased by $0.3 million or 4.4% in the three months ended September 30, 2011 compared to the same period in 2010. The increase in SG&A in absolute dollars and a percentage of revenue was due primarily to an increase in legal fees of $0.6 million relating to the patent infringement lawsuit, partially offset by a decrease in compensation and benefit expenses, primarily variable compensation, as a result of decreased profitability.

SG&A expenses increased by $0.9 million or 4.7% in the nine months ended September 30, 2011 compared to the same period in 2010. The increase in SG&A in absolute dollars and a percentage of revenue was due primarily to an increase in legal fees of $1.1 million relating to the patent infringement lawsuit and consulting expenses of $0.2 million, partially offset by a decrease in compensation and benefit expenses, primarily variable compensation, as a result of decreased profitability.

Acquisition and Restructuring Related Costs
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	in thousands
Carve-out retention bonus expense	$491	$-	$2,319	$-
Deal costs	-	510	88	510
Severance costs	-	-	501	-
Asset impairment	-	-	42	-
Lease commitment accrual	208	-	855	-
	$699	$510	$3,805	$510

We recorded acquisition related costs associated with the October 1, 2010 acquisition of Teranetics during the three and nine months ended September 30, 2011 of $0.5 million and $2.4 million, respectively. Approximately $5.3 million was carved out of the consideration as a bonus pool under the Teranetics Employee Retention Plan to be paid out over a period of time, to participants who were employees of Teranetics at the time of a change in control, provided they fulfilled certain future service requirements under the combined entity.  In the three and nine months ended September 30, 2011, we recorded $0.5 million and $2.3 million, respectively, in expense for this retention bonus plan. See Note 7 of the condensed consolidated financial statements for additional information. For the nine months ended September 30, 2011, we also incurred $88,000 of third party acquisition related costs, primarily for outside legal and accounting costs.  Deal costs for the three and nine months ended September 30, 2010 were $0.5 million.

In the nine months ended September 30, 2011, we recorded approximately $0.5 million of severance and benefit related costs, included in acquisition and restructuring related costs in the Condensed Consolidated Statement of Operations, related to the termination of 14 employees as a result of the downsizing and refocus of the operations in the UK and cost control efforts as a result of the Teranetics acquisition. See Note 9 of the condensed consolidated financial statements for additional information.

In the three and nine months ended September 30, 2011, in connection with the lease acquired in the Teranetics acquisition and the downsizing of the UK operations, we recorded lease commitment accrual and leasehold impairment charges of $0.2 million and $0.9 million, respectively.  See Note 9 of the condensed consolidated financial statements for additional information.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets consists of amortization expense related to developed core technology, trade name and customer base acquired as a result of the Teranetics acquisition in October 2010 and the Oxford acquisition in January 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	in thousands
Amortization of acquired intangible assets	$2,445	$648	$7,333	$1,945
As a percentage of revenues	7.9%	2.1%	8.2%	2.2%

Amortization of acquired intangible assets increased by $1.8 million or 277.3% in the three months ended September 30, 2011 compared to the same period in 2010. The increase in amortization expense was due to the addition of developed core technology, trade name and customer base acquired through the October 1, 2010 acquisition of Teranetics. See Note 7 to our condensed consolidated financial statements for additional information.

Amortization of acquired intangible assets increased by $5.4 million or 277.0% in the nine months ended September 30, 2011 compared to the same period in 2010. The increase in amortization expense was due to the addition of developed core technology, trade name and customer base acquired through the October 1, 2010 acquisition of Teranetics.

Interest Income (Expense) and Other, Net
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	in thousands
Interest income	$15	$50	$60	$163
Interest expense	(60)	(15)	(188)	(50)
Other income (expense)	3	(36)	(81)	(5)
	$(42)	$(1)	$(209)	$108

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term investment balances. Interest income for the three months ended September 30, 2011 decreased by $35,000 or 70.0%, compared to the same period in 2010. The decrease was due to lower investment balances largely due to payments associated with the Teranetics acquisition and operations.

Interest income for the nine months ended September 30, 2011 decreased by $0.1 million or 63.2%, compared to the same period in 2010. The decrease was due to lower investment balances largely due to payments associated with the Teranetics acquisition and operations.

Interest expense for the three and nine months ended September 30, 2011 of $60,000 and $0.2 million, respectively, primarily consisted of interest recorded on the notes associated with the acquisition of Teranetics and interest recorded on our capital lease obligations. For the same periods in 2010, interest expense of $15,000 and $50,000, respectively, consisted of interest recorded on our capital lease obligations.

Other income includes foreign currency transaction gains and losses and other miscellaneous transactions. Other income may fluctuate significantly due to currency fluctuations.

Provision for Income Taxes

A provision for income tax of $0.1 million has been recorded for the nine month period ended September 30, 2011, compared to a provision of $1.9 million for the same period in 2010.  Income tax provision for the nine months ended September 30, 2011 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items which are fully recognized in the period they occur and miscellaneous state income taxes. We excluded from our calculation of the effective tax rate losses in the US and certain foreign jurisdiction since we cannot benefit those losses. For the same period in 2010, the income tax expense is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items.

We have determined that negative evidence supports the need for a full valuation allowance against our net deferred tax assets at this time. We will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of September 30, 2011, we have unrecognized tax benefits of approximately $4.0 million of which none, if recognized, would result in a reduction of our effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the nine months ended September 30, 2011.  Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. We do not expect that the amount of our unrecognized tax benefits will significantly change within the next twelve months.

We are subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 1997 through 2010 remain open to examination by the federal and most state tax authorities due to certain acquired net operating loss and overall credit carryforward positions.

Liquidity and Capital Resources

Cash and Investments

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of September 30, 2011 cash, cash equivalents, short and long-term marketable securities were $18.3 million, a decrease of $5.3 million from $23.6 million at December 31, 2010.

Operating Activities

Cash provided by (used in) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, impairments, fair value remeasurements, provisions for excess and obsolete inventories, other non-cash items, and the effect of changes in working capital and other activities. Cash used in operating activities for the nine months ended September 30, 2011 was $4.2 million compared to cash provided by operating activities of $5.8 million in the same period in 2010. The increase in cash flow used in operations was primarily due to changes in our working capital in connection with the Teranetics acquisition and Network PHY operations. Our days sales outstanding remained flat. The decrease in inventory reflects our efforts to control inventory levels as orders softened late in the third quarter. Our days payable outstanding decreased due to timing of vendor payments.

Investing Activities

Our investing activities are primarily driven by investment of our excess cash, sales of investments, business acquisitions and capital expenditures. Capital expenditures have generally been comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures. The cash provided by investing activities for the nine months ended September 30, 2011 of $6.5 million was due to the sales and maturities of investments (net of purchases) of $9.0 million, partially offset by capital expenditures of $2.5 million. Cash provided by investing activities for the nine months ended September 30, 2010 of $8.3 million was due to the sales and maturities of investments (net of purchases) of $10.5 million, partially offset by capital expenditures of $2.2 million.

Financing Activities

Cash provided by financing activities for the nine month period ended September 30, 2011 of $1.5 million was due to borrowings against the line of credit of $2.0 million and proceeds from the exercise of stock options of $0.1 million, partially offset by payments made on capital lease obligations of $0.6 million. Cash used in financing activities for the nine month period ended September 30, 2010 of $0.3 million was due to the payments made on capital lease obligations of $0.5 million, partially offset by proceeds from the exercise of stock options of $0.2 million.

Obligations

As of September 30, 2011, we had the following significant contractual obligations and commercial commitments (in thousands):
	Payments due in
		Less than	1-3	More than
	Total	1 Year	Years	3 Years
Operating leases - facilities and equipment	$729	$299	$359	$71
Capital leases - IP	675	675	-	-
Software licenses	6,958	5,183	1,775	-
Teranetics acquisition notes	6,917	5,400	1,517	-
Carve-out retention bonus	1,997	1,997	-	-
Inventory purchase commitments	5,662	5,662	-	-
Borrowing against line of credit	2,000	-	2,000	-
Total cash obligations	$24,938	$19,216	$5,651	$71

On October 1, 2010, we closed the acquisition of Teranetics. Under the merger agreement, we issued 7,399,980 shares of our common stock and cash of $922,000.  In addition, we issued two promissory notes in the aggregate amount of approximately $6.9 million.  One note is for the principal amount of approximately $1.5 million and is due 3 years after the closing of the merger, and the other note is for the principal amount of $5.4 million and is due 12 months after the closing of the merger (this $5.4 million note was delivered into an escrow fund that may be used to satisfy indemnity obligations owed to PLX).  We have delayed payment of the $5.4 million note as a result of indemnity claims we have communicated to the Teranetics stockholders representative.  The parties are discussing these claims, and we cannot currently predict the outcome of these discussions. The stated interest rate on the promissory notes is 0.46%.  In accordance with the guidance related to business combinations, the promissory notes were fair valued based on market interest rates and the assessed fair value of the promissory notes are approximately $6.7 million.

In connection with the Teranetics acquisition, we agreed to pay former Teranetics employees a bonus pool under the Teranetics Employee Retention Plan. Under the final plan, a total of $5.3 million was carved out of the consideration as a bonus pool to be paid out over a period of time to participants who were employees of Teranetics at the time of a change in control, provided they fulfilled certain future ongoing service requirements for the combined entity.  As of September 30, 2011, we paid $3.3 million and had accrued the remaining $2.0 million based on the required continued service period which ended on October 1, 2011. The $2.0 million was paid in October 2011.  See Note 7 of the condensed consolidated financial statements for additional information.

On September 30, 2011, we entered into an agreement with Silicon Valley Bank to establish a two-year $10 million revolving loan facility. Borrowings under the credit facility bear interest at rates equal to the prime rate announced from time to time in The Wall Street Journal. As of September 30, 2011 the prime rate was 3.25%.  The facility also provides for commitment, unused facility and letter-of-credit fees. On September 30, 2011, we borrowed $2.0 million against the facility. See Note 11 of the condensed consolidated financial statements for additional information.

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

As of September 30, 2011, we offer pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. We analyze current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program.  We also offer stock rotation rights to three distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. We analyze inventory at distributors, current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required for this program.  Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

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

Long-lived Assets

We review long-lived assets, principally property and equipment and identifiable intangibles, for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows generated by the asset.  If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. In addition, if we determine the useful life of an asset is shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful life.

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

Taxes

We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of September 30, 2011, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. We will maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance.

Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents, short-term investments and long-term investments of $9.2 million at September 30, 2011.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  We invest primarily in high quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $58,000 decrease (less than 1%) in the fair value of our available-for-sale securities.

Foreign Currency Exchange Risk

All of our revenue and a majority of our expense and capital purchasing activities are transacted in U.S. dollars. However, we have significant operating activities incurred in or exposed to other currencies, primarily the British Pound. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could have a material impact on our results of operations. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that a weighted average adverse change of 20% in currency exchange rates could be experienced in the near term. Such an adverse change would have resulted in an adverse impact on income before taxes of $1.9 million as of September 30, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

To date, Internet Machines LLC ("Internet Machines") has filed three separate lawsuits against PLX.  The first suit was filed on February 2, 2010, which has been served on PLX, entitled Internet Machines LLC v. Alienware Corporation, et al., in the United States District Court for the Eastern District of Texas, Tyler Division.  This first suit alleges infringement by PLX and the other defendants in the lawsuit of two patents held by Internet Machines.  The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of Internet Machines's patents.  On May 14, 2010, we filed our answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  On December 6, 2010, the Court held a case-management conference and subsequently entered a scheduling order in this matter, setting trial for February 2012.

Internet Machines's second lawsuit, which has also been served on PLX, was filed on October 17, 2010, again in the United States District Court for the Eastern District of Texas, Tyler Division.  This suit, entitled Internet Machines LLC v. ASUS Computer International, et al., alleges infringement by PLX of another patent held by Internet Machines.  The complaint also asserts infringement claims against a separate group of defendants not named in the first Internet Machines lawsuit, and accuses those defendants of infringing the two patents asserted against PLX in the first suit, as well as the additional patent listed in this second lawsuit.  The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of Internet Machines's patents.

On December 28, 2010, we filed our answer to the live complaint in the second lawsuit and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  The Court recently issued a scheduling order, and the Court has set a trial date for this lawsuit of June 4, 2012.  Because this lawsuit accuses PLX of infringing a separate patent not listed in the first suit, and because this suit involves additional parties not named as defendants in the first lawsuit, this trial date is separate from the February 2012 trial mentioned above.

On May 17, 2011, Internet Machines filed a third lawsuit entitled Internet Machines LLC v. Avnet, Inc., et al., again in the United States District Court for the Eastern District of Texas, Tyler Division.  The third lawsuit has been served on PLX and alleges that PLX infringes a fourth patent held by Internet Machines.  This lawsuit also accuses a new group of defendants of infringing each of Internet Machines's patents at issue in the first two lawsuits filed, as well as the fourth patent asserted against PLX in this third suit.  The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of Internet Machines's patents.  On September 27, 2011, we filed our answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  All parties have appeared, but the Court has not set this matter for a scheduling conference.

On March 25, 2011, a related entity, Internet Machines MC LLC, filed a lawsuit against PLX, entitled Internet Machines MC LLC v. PLX Technology, Inc., et al., in the United States District Court for the Eastern District of Texas, Marshall Division.  Internet Machines MC LLC, however, did not serve the initial complaint on PLX.  Instead, on August 26, 2011, Internet Machines MC LLC filed a first amended complaint, which has now been served on PLX, alleging infringement by PLX and the other defendants in the lawsuit of one patent held by Internet Machines MC LLC.  We currently have a deadline to answer or otherwise respond to the complaint by Friday, November 11, 2011.

While it is not possible to determine the ultimate outcome of the above mentioned litigation, which involves various related cases, we believes that we have meritorious defenses with respect to the claims asserted against us and intends to vigorously defend our position.  We are unable to estimate a range of possible loss and believe that any ultimate liability in this litigation will not have a material impact on our financial position or results of operations.

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

Global Economic Conditions May Continue to Have an Adverse Effect on Our Businesses and Results of Operations

In late 2008 and 2009, the severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy contributed to slowdowns in the industries in which we operate.  Economic uncertainty exacerbated negative trends in spending and caused certain customers to push out, cancel, or refrain from placing orders, which reduced revenue. We have seen market conditions improve since the second half of 2009 and throughout most of 2010; however, we are seeing the rate of growth has slowed as inventory levels have balanced themselves out in the nine months of 2011. Difficulties in obtaining capital and uncertain market conditions may lead to the inability of some customers to obtain affordable financing, resulting in lower sales. Customers with liquidity issues may lead to additional bad debt expense. These conditions may also similarly affect key suppliers, which could affect their ability to deliver parts and result in delays in the availability of product.  Further, these conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. In addition, we maintain an investment portfolio that is subject to general credit, liquidity, market and interest rate risks that may be exacerbated by deteriorating financial market conditions and, as a result, the value and liquidity of the investment portfolio could be negatively impacted and lead to impairment.  If the current improving economic conditions are not sustained or begin to deteriorate again, or if we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. For the nine months ended September 30, 2011 and 2010, sales through distributors accounted for approximately 87% and 94%, respectively, of our net revenues. Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

To date, Internet Machines LLC ("Internet Machines") has filed three separate lawsuits against PLX.  The first suit was filed on February 2, 2010, which has been served on PLX, entitled Internet Machines LLC v. Alienware Corporation, et al., in the United States District Court for the Eastern District of Texas, Tyler Division.  This first suit alleges infringement by PLX and the other defendants in the lawsuit of two patents held by Internet Machines.  The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of Internet Machines's patents.  On May 14, 2010, we filed our answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  On December 6, 2010, the Court held a case-management conference and subsequently entered a scheduling order in this matter, setting trial for February 2012.

Internet Machines's second lawsuit, which has also been served on PLX, was filed on October 17, 2010, again in the United States District Court for the Eastern District of Texas, Tyler Division.  This suit, entitled Internet Machines LLC v. ASUS Computer International, et al., alleges infringement by PLX of another patent held by Internet Machines.  The complaint also asserts infringement claims against a separate group of defendants not named in the first Internet Machines lawsuit, and accuses those defendants of infringing the two patents asserted against PLX in the first suit, as well as the additional patent listed in this second lawsuit.  The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of Internet Machines's patents.

On December 28, 2010, we filed our answer to the live complaint in the second lawsuit and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  The Court recently issued a scheduling order, and the Court has set a trial date for this lawsuit of June 4, 2012.  Because this lawsuit accuses PLX of infringing a separate patent not listed in the first suit, and because this suit involves additional parties not named as defendants in the first lawsuit, this trial date is separate from the February 2012 trial mentioned above.

On May 17, 2011, Internet Machines filed a third lawsuit entitled Internet Machines LLC v. Avnet, Inc., et al., again in the United States District Court for the Eastern District of Texas, Tyler Division.  The third lawsuit has been served on PLX and alleges that PLX infringes a fourth patent held by Internet Machines.  This lawsuit also accuses a new group of defendants of infringing each of Internet Machines's patents at issue in the first two lawsuits filed, as well as the fourth patent asserted against PLX in this third suit.  The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of Internet Machines's patents.  On September 27, 2011, we filed our answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  All parties have appeared, but the Court has not set this matter for a scheduling conference.

On March 25, 2011, a related entity, Internet Machines MC LLC, filed a lawsuit against PLX, entitled Internet Machines MC LLC v. PLX Technology, Inc., et al., in the United States District Court for the Eastern District of Texas, Marshall Division.  Internet Machines MC LLC, however, did not serve the initial complaint on PLX.  Instead, on August 26, 2011, Internet Machines MC LLC filed a first amended complaint, which has now been served on PLX, alleging infringement by PLX and the other defendants in the lawsuit of one patent held by Internet Machines MC LLC.  We currently have a deadline to answer or otherwise respond to the complaint by Friday, November 11, 2011.

While it is not possible to determine the ultimate outcome of the above mentioned litigation, which involves various related cases, we believes that we have meritorious defenses with respect to the claims asserted against us and intends to vigorously defend our position.  We are unable to estimate a range of possible loss and believe that any ultimate liability in this litigation will not have a material impact on our financial position or results of operations.

During the course of the above mentioned litigation as well as any other future intellectual property litigations, we will incur costs associated with defending or prosecuting these matters. These litigations could also divert the efforts of our technical and management personnel, whether or not they are determined in our favor.  In addition, if it is determined in such a litigation that we have infringed the intellectual property rights of others, we may not be able to develop or acquire non-infringing technology or procure licenses to the infringing technology under reasonable terms.  This could require expenditures by us of substantial time and other resources.  Any of these developments would have a material adverse effect on our business.

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

Sales outside of the United States accounted for approximately 82% of our revenues for the nine months ended September 30, 2011.  In 2010 and 2009, sales outside of the United States accounted for approximately 82% and 84% of our revenues, respectively.  Sales outside of the United States may fluctuate in future periods and are expected to account for a large portion of our revenues.  In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the United States, thereby exposing us indirectly to foreign risks.  Further, most of our semiconductor products are manufactured outside of the United States.  Accordingly, we are subject to international risks, including:

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

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Loan and Security Agreement dated September 30, 2011 by and among PLX Technology, Inc. and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Finanical Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

PLX TECHNOLOGY, INC.

Date: November 4, 2011

By     /s/ Arthur O. Whipple
         Arthur O. Whipple
         Chief Financial Officer
         (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Loan and Security Agreement dated September 30, 2011 by and among PLX Technology, Inc. and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Finanical Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.