Form 10-K
period 2011-12-31
PLX TECHNOLOGY INC
filed 2012-03-13
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]    Smaller Reporting Company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's common stock on June 30, 2011, as reported on The NASDAQ Global Market, was $145,256,549.

The number of shares of common stock outstanding at February 29, 2012 was 44,731,812.

DOCUMENTS INCORPORATED BY REFERENCE
PART III OF THIS REPORT ON FORM 10-K INCORPORATES INFORMATION BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT FOR ITS 2012 ANNUAL MEETING OF STOCKHOLDERS - ITEMS 10, 11, 12, 13 AND 14.

PLX Technology, Inc.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1: BUSINESS

Overview

PLX Technology, Inc. (“We”, "PLX" or the "Company"), designs, develops, manufactures, and sells integrated circuits that perform critical system connectivity functions.  These interconnect products are fundamental building blocks for standards-based electronic equipment.  The Company markets its products to major customers that sell electronic systems in the enterprise, consumer, server, storage, communications, PC peripheral and embedded markets.

The explosive growth of cloud-based computing has provided a significant opportunity for PLX, since the data centers that house these systems are limited by their ability to offer high performance, low cost, low power, scalable interconnection.  The level of integration is increasing, and the need for rapid expansion forces these customers to build their systems using standard-based, off-the-shelf devices.  The industry has converged around two general purpose interconnection standards, PCI Express and Ethernet.

The Company is a market share leader in PCI Express switches and bridges.  We recognized the trend towards this serial, switched interconnect technology early, launched products for this market long before our competitors, and have deployed multiple generations of products to serve a general-purpose market.  In addition to enabling customer differentiation through our product features, the breadth of our product offering is in itself a significant benefit to our customers, since we can serve the complete needs of our customers with cost-effective solutions tailored to specific system requirements.  The Company supplies an extensive portfolio of PCI Express switches; PCI Express bridges that allow backward compatibility to the previous PCI standard; and our newest bridge enables seamless interoperability between two of the most popular mainstream interconnects: PCI Express and USB 3.0. Our long experience with PCI Express connectivity products enables PLX to deliver reliable devices that operate in non-ideal real-world, system environments.

PLX has extended its penetration into the overall enterprise market through the introduction of devices that drive 10G Ethernet over industry standard copper cables.  In order to address this market, the Company successfully launched our new 10GBase-T PHY products into production during the year, building on our leadership position at previous technology nodes.  Based on the market dynamics that occurred at the 1G Ethernet speed, and the widespread copper infrastructure already deployed in data centers, it is expected that these products will become mainstream, growing much more rapidly than the current optical products that currently offer this speed.  We expect that by 2015 customers will ship 26 million 10GBase-T ports annually.

Several trends within the data center are putting more emphasis on the performance & features of standard interconnection products.  These include:

•
Virtualization, which allows multiple central processing units (CPUs) running heterogeneous operating systems to efficiently connect with mainstream communication and storage subsystems, offering the opportunity to supply proprietary features that can co-exist within the standard interconnection technology.

•	Multi-core CPUs, which increase the bandwidth requirements of the I/O subsystems and interconnection pathways.
•	I/O convergence, which enables different protocols to be delivered on standard, high volume interconnection technologies.
•
Solid State Disk (SSD) growth, which demands high bandwidth interconnection in order to scale effectively, and benefits from interconnection features that reduce overhead and increase performance.  The SSD market is growing at 2-3x annually.

In order to offer a complete solution portfolio to our customers, PLX also provides a wide range of connectivity bridges that allow systems that conform to different standards communicate with each other, and to enable low cost customer field-programmable gate arrays (FPGAs) and application-specific integrated circuits (ASICs) with non-standard interfaces to connect up to the mainstream interconnects.  Some of the more popular products in this family bridge PCI and USB to other types of interfaces.

PLX offers a complete solution consisting of semiconductor devices, software development kits, hardware design kits, software drivers, and firmware solutions that enable added-value features in our products.  We differentiate our products by offering higher performance at lower power, by enabling a richer customer experience based on proprietary features that enable system-level customer advantages, and by providing capabilities that enable a customer to get to market more quickly.

The Company has enhanced its systems and software capability in particular over the past several years on both its PCI Express and Ethernet product lines.  This has become important, since the high level of integration of the silicon devices has driven more of the intelligence of the system into fewer devices.  This has made the architecture of the building blocks critical to overall system performance, and necessitates a closer relationship between the vendor and customer to achieve aggressive system operating goals.  In addition, the highly integrated solutions have become more complex, and both time-to-market goals and performance targets can only be reasonably attained if the device vendor supplies the appropriate software as part of the overall solution.  PLX’s customers view the Company as a resource from the start of their system development, choosing their architecture and making their trade-offs based on the features available in the PLX products.

The PLX growth strategy has several key components:

•	Identify the technology trends and discontinuities that drive high-volume markets and deliver highly differentiated products to that market before the competition;
•	Offer added-value features that enable our customers to differentiate their products;
•	Focus on adding value at competitive prices that enable high volume adoption of our customers’ solutions;
•	Deliver comprehensive solutions, including semiconductor devices, the necessary software and development kits to allow rapid time-to-market, and worldwide local technical support;
•	Identify where PLX can enable the market and expand the total addressable market (TAM) by providing system-based solutions built from our leadership silicon and complimentary software;
•	Expand through acquisition where a product family or market can leverage our technology or market presence.

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

Industry Background

High speed interconnect technology has largely consolidated over the past decade, converging on several mainstream standards that serve different roles within the system.  PCI Express has become the dominant interconnect within individual electronic systems (sometimes referred to as “within the box”), and Ethernet and USB are the primary general purpose interconnect technologies between individual electronic systems (sometimes referred to as “box to box”).  Although there are other standards and proprietary technologies that exist for specific purposes, they are limited to narrow functions, and the industry continues to converge on just a few general purpose interconnects.

This is happening due to the inherent cost and power advantages that accrue when many companies compete based on standards-based interconnect, and has been enabled by the mainstream standards being expanded to allow them to be used in a wider variety of usage models.

Customers today build up their systems based on off-the-shelf, standards-based products, supported by the appropriate software, all delivered by the vendors that compete for their business.  This building block approach allows them to get to market quickly, with a vastly lower cost of development.  Specifically, the software base that has been built up around the standards enables designers to focus on their own added value, rather than recreating the basic plumbing necessary to move data around.

Cloud-based computing, where basic storage and computational functions have been consolidated into a smaller number of extremely large compute and storage farms, has invigorated the enterprise market in particular, and has put renewed focus on the ability to move data around quickly and efficiently, and within very aggressive cost and power envelopes.  This industry shift has made interconnect into a key differentiator, and has made a standards-based approach crucial to success.

The need to achieve ambitious price points is important, since the vendors who supply the cloud services are all competing with each other, and this can only be accomplished by spreading the development cost of the subsystems over a broad customer base.  This is only possible within the framework of a standards-based approach that allows the industry at large to use the same basic building blocks.

Power dissipation has become critical, since the density of computing and storage has reached the point where there are tangible, significant costs associated with supplying power to the computer room, and in cooling the equipment to some reasonable temperature.  It is challenging just to dissipate the power that is generated within the powerful computing subsystem.  This need for lower power pushes the industry toward even deeper submicron fabrication technologies, and the costs of this move also favor those who can amortize their development costs over a wide customer base.  This, too, is possible only through a framework based on standards.

PLX delivers high speed interconnection products based on high volume, standard connection points.  The connections are based on industry standards that allow interoperability between vendors, but PLX differentiates our products by offering lower overall system cost, lower power, higher performance, and a rich feature set, all while conforming to the connection points that have become mainstream.  The company is focused on two main standards: PCI Express and Ethernet.  In order to supplement the usage of these two standards, the company also offers a variety of other bridging connections, the most significant of which is USB.

PCI Express is the primary interconnection mechanism inside computing systems today.  By remaining software compatible with the previous, ubiquitous parallel technology, the switched serial PCI Express technology quickly became the connection of choice for the majority of devices in the industry.  Since there is at least one, and sometimes many, PCI Express ports on almost every system building block, the least costly and highest performance approach for connecting the devices together is through this interconnection pathway.  To provide appropriate connection between subsystems in complex multi-chip systems, a switch is the most cost-effective approach.  The switch is thus a fundamental building block for the system, carrying data to and from the subsystems without impeding the native performance of the underlying devices.  For those few end points which do not have native PCI Express connections, PLX also provides bridges to translate the protocol.

During the fourth quarter of 2010, PLX entered the high growth market for 10G Ethernet over standard copper cables.  The cloud-based dynamics that were discussed earlier have caused an explosion in bandwidth necessary to satisfy the needs of the large and growing server and storage farms.  The current infrastructure is largely served by 1G Ethernet, but this has become inadequate as the demand for throughput is growing more rapidly than the ability of the data center to scale effectively.

As with the previous major migration to 1G Ethernet, the early products at the higher speed are served by optical interconnects.  However, as copper solutions become available and power-efficient, the flexibility and cost points of the copper solutions, and their ability to upgrade a system while providing backward compatibility with the current infrastructure, cause the copper solutions to dominate.  The demand for the mainstream version of this technology, called 10GBbase-T, has already started, and is expected to accelerate over the next several years, as it did for 1G copper during the last major transition.  We expect that by 2015, customers will ship 26 million 10GBase-T ports annually.

The Ethernet products that PLX develops are the final stage in the data delivery pipeline, where the data is taken from a controller in the largely digital domain, and translated to the analog domain for transmission across the cables that inhabit the enterprise data center.  The devices are called PHYs (for physical layer devices), and are the most difficult to deploy reliably in production in the harsh and unpredictable enterprise environment.   A successful product relies not just on solid engineering, where modern design tools and methodologies provide significant assistance in achieving successful operation, but on an intimate knowledge of how actual systems behave in a real world analog environment.  The products that PLX offers are the result of multiple generations of products, and the knowledge that has been gained by deploying actual silicon in customer systems. This knowledge, and the unique design and validation methodologies that it has led to, provides a proprietary advantage to the Company.

The Universal Serial Bus (USB) was designed to replace the expensive, slow, unreliable, and unscalable parallel interconnects of the time, originally to connect PCs with peripherals such as printers and external storage.  Its speed has been upgraded continuously since its initial rollout, and USB has become the most popular interconnect between electronic systems in the consumer market.  USB has become the natural way that users upgrade their system with peripherals, eliminating the need to open the case and add plug-in cards.

There are several trends which have accelerated the penetration of PLX products in the enterprise market.  The first is the rapid growth of SSD memory to either replace or augment the more traditional hard-disk based storage.  The SSD market is growing rapidly.  PCI Express has become the interface of choice for enterprise level SSD controllers, and PCI Express switches are used to create the large banks of storage that make up the dense subsystems in the data center.  This has led to PLX supplying a common building block in these systems, and has enabled the company to identify methods to improve the performance of these systems and make them easier to build.

The second industry trend that favors the PLX product focus is the continued increase in multi-CPU cores and multi-processor systems.  As the processing speeds of the system increase, the demand for greater bandwidth in the I/O subsystem follows, especially the communication and storage subsystems.  Since PLX is a leader in the mainstream interconnection technologies both inside the box (PCI Express) and outside the box (Ethernet), the company is in a solid position to offer both higher performance and added-value features to our customers.  Supplying the entire connectivity pipeline also enables the company to identify and deploy products that take advantage of the synergies between the two.

The trend toward greater processing power has been paralleled by several other trends: virtualization and fabric convergence.  Computing systems have long used the concept of virtualization to enable individual users on a system to appear to have all of the processor, I/O, and storage.  This was managed by the hardware and operating system.  As the processing power increased, and as standard operating systems such as Windows and Linux became dominant, virtualization was expanded to include even the operating system, and not only would users believe that they had all of the resources, they could also write their code based on one of the supported operating systems, and users would all co-exist without knowledge that another user was “running” on something entirely different.  Both of these improvements lead to hardware features supported by software, and they have become common.

The initial I/O virtualization systems generally used a software approach. However, this approach yielded poor performance and took up more of the processing subsystem than was acceptable.  It did not scale as easily because of this.  As with the other virtualization initiatives, hardware has become available to offload some of the tasks, and today there are systems deployed that allow a single host processor to share a limited number of I/O and storage subsystems with efficient hardware assistance.

The next phase of this evolution is to enable multiple host processors to share all of the I/O subsystem in the same way.  Today, there is no standard, widely deployed method to do this with hardware assistance.  The existing solutions are either proprietary or niche.  The most effective place for this multi-host I/O virtualization to exist is in the fabric that connects together the host processors and I/O.  This fabric is created by the products that PLX supplies, and the company is currently designing solutions that include hardware and software that enable this next phase of the virtualization capability.  To be successful, the solution needs to allow a step-by-step migration from the current system to the new, more powerful system, and that is the approach the Company is taking.

The final pertinent migration trend in the data center is fabric convergence.  The benefits of consolidation and standardization have been discussed several times, and they especially apply to the pathways that information travels to and from the processing system.  The economies of scale, rapid deployment, redundancy, and development cost advantages are significant when a wide range of different communication and storage protocols – each one well suited to a specific purpose – can share a mainstream, high performance connectivity technology.  Within the data center, the Fibre Channel over Ethernet (FCoE) standard is an example of this convergence.  FCoE allows I/O subsystems to be built that encapsulate a mainstream storage networking protocol (Fibre Channel) within the low cost, high performance communications transport mechanism (Ethernet).  Other methods of enabling protocol convergence using either PCI Express or Ethernet are being developed.

Strategy

PLX provides standards-based, off-the-shelf interconnect solutions to enable high performance, low cost, added-value features and rapid customer time-to-market.  Although the external connections are standard in order to enable high volume markets, the products themselves offer proprietary advantages through innovative technology.

PLX identifies technology trends, and provides products that cater to these trends during the early, high growth phase of technology market discontinuities.  This allows the Company to establish itself as a product leader and has provided a powerful incumbency benefit as the target technology becomes mainstream.

•
We recognized the promise of PCI Express in the early days of the standard, and brought to market leadership switches and bridges in 2004, gaining market share at the key customers necessary for success.  We continue to enjoy market share leadership in the PCI Express interconnect market and continue to invest to maintain or grow this share. This included a broad Gen 2 product line roll out in 2007, and we are currently ramping into production our newest products based on the Gen 3 specification.

•
Given the company’s focus on interconnect, and our high penetration into our target markets, PLX has identified which standards are most important to bridge, and we recently introduced a device that allows PCI Express devices to bridge to USB 3.0.  This unique part allows customer products that have PCI Express as a connection point inside the box – which is the most common capability on both standard products and ASICs – to interconnect with devices outside the box based on the most popular consumer-level, general purpose standard: USB.

•
The discontinuity that is now happening in the data center, with 10G Ethernet over copper displacing the 1G Ethernet systems, was anticipated by Teranetics, a pioneer in the technology and now a part of PLX.  Senior members of the team were primary authors of the specification, and the Company attained a dominant market share in the 65nm technology node.  The company has been able to leverage this incumbency advantage in the current 40nm product.

PLX focuses on offering leadership features to our customers at price points that are made possible through high volume delivery of standards-based solutions.

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

•
We offer added-value features that enable customer product differentiation.  For PCI Express this includes features such as non-transparency for multiprocessor capability, multiple virtual channels for communications backplanes, integrated DMA for higher performance in control planes, and the ability to share I/O virtually.  On our Ethernet products we include a powerful digital signal processing (DSP) engine that allows our products to operate in a wider variety of environments.

•
We provide a highly programmable DSP engine and embedded processor, which are controlled through specialized embedded software, called firmware. This flexibility allows complex operations to be performed with multipurpose hardware, thus reducing the part cost while enabling new functions to be added without fabricating new silicon.  This architecture has allowed us to incorporate specific functions for customers, offering them differentiated solutions, and has provided an upgrade path for products that have already been deployed.

•
We focus on providing these capabilities at competitive prices.  We have a full COT (Customer Owned Tooling) capability – where PLX handles all of the design, placement, and layout of the circuits, and we manage the packaging and test pipeline.  We deploy our products on mainstream, high volume semiconductor technology process nodes, and use advanced synthesis and layout techniques to provide the best trade-off between features and cost.

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
•
We provide a complete Software Development Kit (SDK) that includes kernel-level drivers, a user-level application programming interface (API), customized binary software for each customer, sample code for some of the advanced features, and a state-of-the-art graphical user interface (GUI) that allows customers to easily bring up their system.  Support is provided for industry-leading operating systems.

•
In addition to these visible features, our products also include in-chip capabilities that allow rapid debug of complex system problems in order to improve time-to-market.  This allows high speed signals to be effectively measured and debugged during development, in manufacturing, and even in the field without adding special instrumentation.

•	We offer worldwide technical support, with local, direct Field Applications Engineers (FAEs) in North America, Europe, and throughout Asia.

As part of our product development, we create a substantial portfolio of complex, unique, and valuable intellectual property (IP).  Although the primary purpose of this IP is to enable leadership standards-based products, PLX also licenses this IP to strategic partners and customers as part of our overall product deployment.  This allows us to leverage our design investment with incremental additional cost, and it offers our customers and partners special purpose IP that they can have access to prior to it being readily available in the open market, and without having to spend the time and money to develop it on their own.

The Company has enhanced its overall growth through acquisitions that provide synergy with our broad added-value strategy.  We continue to evaluate our business strategies and may complete additional acquisitions in future periods.

Technology

PLX focuses on providing differentiated products to customers that are leaders in their market.  In order to achieve this, we have developed unique core competencies in the underlying technologies necessary for success.

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

When we receive our initial sample silicon back from the third-party wafer fabrication facility (fab), we fully validate the product prior to sending it to our demanding customer base.  As with the pre-silicon verification, this post-silicon phase makes use of our years of product releases to ensure reliable product operation.  We have invested in the talent and equipment, and use our extensive proprietary test suites, to fully validate the device.  In addition, we have built up a broad interoperability lab, where we exercise the product with a growing number of other components and subsystems to ensure reliable operation in a range of real-world environments.

System-on-a-Chip (SOC) Expertise. Many of our products are integrated, special-purpose computer SOCs.  We have the verification, emulation, and integration capability to combine these subsystems on a single piece of silicon through tools and expertise that we have developed through many generations of such devices.  In addition to being able to allow basic connectivity between different interconnect standards, we focus on providing higher performance than our competitors by including on-chip processing engines, and by understanding how the system level software operates with the hardware in actual systems.

High Speed DSP Capability. At the heart of our high performance 10G Ethernet PHY products, there exists a set of special-purpose DSPs.  These dedicated processing engines are continuously acquiring input about the electrical environment in the system and making adjustments in how to best drive and receive the signals necessary for high speed, reliable data transfer.  These DSPs are controlled by proprietary firmware that has been developed over multiple generations of successful products.

Broad Knowledge of the Enterprise Electrical Environment. Over the course of multiple generations of 10G Ethernet products, we have compiled an exhaustive database of cables, subsystems, and end points, and this has been used to improve each generation of Ethernet products.  This has allowed us to design the DSPs, analog circuitry, and digital control mechanisms that form the basis of our products such that they can maintain reliable operation over a wide set of environmental conditions, and to recover more quickly when the environment changes.  In addition to the theoretical database that has been compiled, the Company has a test and interoperability lab where we can validate our silicon in real world conditions.

Analog Capability- Including SerDes. The products that we design are based on taking the largely analog signals that are used to drive and receive information in a system and operating on them in the digital domain.  This depends upon circuitry that converts the signals from analog to digital and back again.  We have developed this capability in order to provide the highest quality conversion while still fitting within the size and power constraints that will drive growth in the market.  In addition to the general analog capability that has been developed, we have the ability to design our own serializer-deserializer or SerDes circuitry.  This specialized hardware combines analog and digital circuits that form the foundation of most modern serial interconnections.   This high speed SerDes capability enables us to get to market with new interconnect specifications quickly, and in a manner that best balances the trade-offs between performance, size, and power dissipation.

Software Technology. We have invested in a complete software development capability.  In order to enable our customers to get to market quickly, PLX provides device drivers that support our products for the most popular operating system platforms, as well as API libraries that allow programmers to quickly make use of our products.   In order to ensure that our products provide the highest performance possible, we have developed the tools and expertise to understand where the software bottlenecks occur in real-world systems, and our device drivers make use of this knowledge to increase the performance of targeted applications.  In addition to the software that resides on the host device, we offer embedded software, also known as firmware that runs on both general purpose and special purpose processors in some of our products.

Real-World Debug Capability. Our products have proprietary hardware features that allow complex problems to be solved in the field without special instrumentation, and performance monitoring hardware that makes visible important system performance metrics.  We include software as part of our normal release that takes these hardware features and allows them to be easily deployed through a modern GUI interface.  We also enable the programmer to view and change the registers in our device quickly and easy, and even access an on-line databook explanation of the register directly.

Products

Our products consist of interconnect semiconductor products, fully supported by the software and hardware kits that enable our customers to get to market quickly with robust, differentiated solutions.

PCI Express Switches.  Since PCI Express is a point-to-point serial interconnect standard, it requires a switch to connect a single PCI Express port from a processor or chipset to multiple end-points.  Examples of applications include fan-out in servers and storage systems, multi-graphics engines in gaming and workstation systems, control planes in networking and communications systems and backplanes in embedded and industrial equipment. PLX switches allow aggregation of multi-channel Ethernet, Fibre Channel, graphics and SAS cards to the host. PLX switch products are offered in various configurations as requirements vary from one application to the next. PCI Express switches have become a basic building block in systems being designed today using this standard.  PLX started with the Gen 1 family of PCI Express at 2.5 Gigabits per second in 2004, followed by Gen 2 products in late 2007, where the data rate has doubled to 5.0 Gigabits per second. We are currently ramping our 8 Gigabit per second Gen 3 PCI Express products into production.

PCI Express Bridges.   PCI Express Bridges allow devices with other standards to be used in systems that need to interoperate with PCI Express.  These bridges facilitate connection back to conventional PCI for purposes of upgrading, and our newest product in this family includes a USB controller that connects PCI Express to another popular I/O: USB 3.0.  Bridges of this kind allow users to quickly bring a new product to market.  Applications using these bridge devices include servers, storage host bus adapters, graphics, TV tuners and security systems.  We also offer bridges that translate PCI Express to general purpose serial and parallel ports.

10G  Ethernet over Copper PHYs.  The PHY devices attach to Ethernet controllers and switches and allow the signal to interoperate reliably with other such devices using standard Ethernet cable over distances that can span more than 100 meters.  The products are backward compatible with the current 1G standard, and allow systems to be deployed that provide a seamless migration from the slower connections to the faster ones.  These connections form the backbone of the modern data center, and are designed into systems such as network interface cards, blades, switches, routers, or as part of a system fabric.  The PLX products can be purchased as single, dual, and quad devices, depending upon the density and price points of the application.

Direct Attached Storage (DAS).  DAS devices are SOC products that allow external storage to be easily connected to a PC through either a USB, 1394, or external Serial ATA (SATA) connection.    Our current products support the USB 3.0 standard.

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

PCI Bridges.  PLX offers a range of general purpose bridges that translate and extend the PCI bus.  These products offer a bridge between PCI and a variety of other serial and parallel general purpose interfaces.  Our PCI-to-PCI bridges are chips that increase the number of peripheral devices that can be included in a microprocessor-based system. PLX’s bridge product line spans the entire PCI range, from 32-bit 33MHz through 64-bit 66MHz, and includes 133MHz PCI-X devices.

USB Interface Chips.  USB interface chips are used by computer peripherals and consumer products to interoperate through an external cabled connection.  These devices can be found today on products such as multi-function printers, DVD camcorders, portable media players, portable navigation systems, digital cameras, PDAs and hard disks.  Our USB interface chips offer connection to either PCI or a general purpose interface, providing a simple connection that provides high performance.

Customers, Sales and Marketing

We offer approximately 120 products to more than 1,000 active customers worldwide through both direct and indirect sales channels. Our major customers are among the world’s leading electronics manufacturers. Our target customers have high data communication processing and high performance requirements.

We supplement our direct sales force with manufacturers’ representatives for our products in North America, South America, Canada, and Europe. In addition, we have distributors who support our sales and marketing activities in North America, South America, Canada, Europe and Asia.

We maintain sales offices in the United States, China, Korea, Japan, Taiwan, and the United Kingdom.

Sales in North America represented 21%, 18% and 18%, of net revenues for 2011, 2010 and 2009, respectively. All worldwide sales to date have been denominated in U.S. dollars. We have one operating segment, the sale of semiconductor devices. Additional segment reporting information is included in Note 14 to the consolidated financial statements in this form 10-K.

Net revenues through distributors accounted for approximately 86%, 93% and 89% of our net revenues for 2011, 2010 and 2009, respectively. Revenues related to sales through distributors are expected to continue to account for a large portion of our total revenues. See "Item 1A, Risk Factors - Certain Factors That May Affect Future Operating Results - A Large Portion of Our Revenues Is Derived from Sales to Third-Party Distributors Who May Terminate Their Relationships with Us at Any Time" in this Form 10-K.

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:
	Years Ended December 31,
	2011	2010	2009

Excelpoint Systems Pte Ltd.	23%	27%	25%
Avnet, Inc.	23%	22%	12%
Answer Technology, Inc.	18%	17%	12%
Promate Electronics Co., Ltd.	* %	* %	15%

*       Less than 10%

We provide technical support and assistance to existing and potential customers in designing, testing, and qualifying systems designs that incorporate our products. Technical support to customers is provided through field and factory applications engineers, technical marketing personnel and, if necessary, product design engineers. We believe that superior technical support plays a pivotal role in building long-term relationships with customers by providing our customers time-to-market, a high level of customer satisfaction and encouraging customers to use our next-generation products.

Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their designs.

Competition

The markets for our products are highly competitive and we expect competition to intensify as current competitors expand their product offerings and new competitors enter our markets. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit key engineering talent, to execute on new product developments, and to pursue customers to design-in these new products into their applications. We compete with other semiconductor suppliers that offer standard semiconductors, application-specific standard products and fully customized ICs, including embedded software, chip and board-level products.

The principal competitive factors in our markets include: time to market, quality of hardware/software designs and end-market system expertise; price; product benefits that are characterized by performance, features, quality and compatibility with standards; access to advanced process and packaging technologies at competitive prices; and sales and technical support, which includes assisting our customers with integration of our products and software into their systems and providing support from the concept stage through design, launch and production.

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

Our research and development expenditures totaled $49.2 million, $35.8 million and $31.4 million in 2011, 2010 and 2009, respectively. Research and development expenses consist primarily of tape-out related costs at the independent foundries, salaries and related costs, including share-based compensation and expenses for outside engineering consultants. We perform our research and development activities at our headquarters in Sunnyvale, California and Bangalore, India. We periodically seek to hire additional skilled development engineers who are currently in short supply. Our business could be adversely affected if we encounter delays in hiring additional engineers. See "Item 1A, Risk Factors - Certain Factors That May Affect Future Operating Results - We Could Lose Key Personnel Due to Competitive Market Conditions and Attrition" in this Form 10-K.

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

Manufacturing

We have adopted a "fabless" semiconductor manufacturing model and outsource all of our semiconductor manufacturing, assembly, and testing. This approach allows us to focus our resources on the design, development and marketing of products and significantly reduces our capital requirements. Currently, our products are primarily being fabricated, assembled or tested by Advanced Semiconductor Engineering, Ardentec, Atmel, Epson, Faraday, Fujitsu, First Semiconductor Technology, ISE Labs, LSI, MagnaChip, Open-Silicon, Renesas, Samsung, STATS ChipPAC Ltd., Taiwan Semiconductor Manufacturing Corporation, UMC, Unimicron, and United Test and Assembly Center Ltd. These manufacturers fabricate, assemble, and test our products based on the design and test specifications we have provided. A small number of our products are currently manufactured by more than one supplier, and we expect a substantial amount of our products to be single-source manufactured for the foreseeable future. We must place orders two to four months in advance of expected delivery of finished goods. We maintain inventory levels based on current lead times from foundries plus safety stock to account for unanticipated interruption in supply and fluctuations in demand. Our inventory comprises a large portion of our working capital. As a result, we have limited ability to react to fluctuations in demand for our products which could cause us to have an excess or a shortage of inventory of a particular product and reduced product revenues.

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

Our semiconductor devices are currently fabricated using a range of semiconductor manufacturing processes. We must continuously develop our devices using more advanced processes to remain competitive on a cost and performance basis. Migrating to new technologies is a challenging task requiring new design skills, methods and software tools. We believe that the transition of our products to smaller geometries will be important for us to remain competitive. Our business could be materially adversely affected if any transition to new processes is delayed or inefficiently implemented. See " Item 1A, Risk Factors - Certain Factors That May Affect Future Operating Results - Defects in Our Products Could Increase Our Costs and Delay Our Product Shipments" in this Form 10-K.

Intellectual Property

 Our future success and competitive position depend upon our ability to obtain and maintain the proprietary technology used in our principal products. Most of our current products include implementations of the PCI, PCI Express, Serial ATA, Ethernet, 1394 and USB industry standards, which are available to other companies. We hold 66 patents on switching, interconnect and storage technologies that will expire at various dates beginning in 2014 through 2029. In the future, we plan to seek patent protection when we believe it is necessary.

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

See “Item 3, Legal Proceedings” in this Form 10-K for a description of the four lawsuits filed against us by a company alleging patent infringement.

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

Employees

As of December 31, 2011, we employed a total of 205 full-time employees, including 120 engaged in research and development, 57 engaged in sales and marketing, 7 engaged in manufacturing operations and 21 engaged in general administration activities. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Risks and uncertainties that could cause actual results to differ materially from those described herein include the following:

Global Economic Conditions May Continue to Have an Adverse Effect on Our Businesses and Results of Operations

In late 2008 and 2009, the severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy contributed to slowdowns in the industries in which we operate.  Economic uncertainty exacerbated negative trends in spending and caused certain customers to push out, cancel, or refrain from placing orders, which reduced revenue. We have seen market conditions improve since the second half of 2009 and throughout most of 2010; however, we are seeing the rate of growth has slowed as inventory levels have balanced themselves out in 2011. Difficulties in obtaining capital and uncertain market conditions may lead to the inability of some customers to obtain affordable financing, resulting in lower sales. Customers with liquidity issues may lead to additional bad debt expense. These conditions may also similarly affect key suppliers, which could affect their ability to deliver parts and result in delays in the availability of product.  Further, these conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. In addition, we maintain an investment portfolio that is subject to general credit, liquidity, market and interest rate risks that may be exacerbated by deteriorating financial market conditions and, as a result, the value and liquidity of the investment portfolio could be negatively impacted and lead to impairment.  If the current improving economic conditions are not sustained or begin to deteriorate again, or if we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

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

Our Independent Manufacturers May Not Be Able To Meet Our Manufacturing Requirements

We do not manufacture any of our semiconductor devices.  Therefore, we are referred to in the semiconductor industry as a “fabless” producer of semiconductors. Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications.  We currently have third party manufacturers located in China, Japan, Korea, Malaysia, Singapore and Taiwan that can produce semiconductors which meet our needs.  However, as the semiconductor industry continues to progress towards smaller manufacturing and design geometries, the complexities of producing semiconductors will increase.  Decreasing geometries may introduce new problems and delays that may affect product development and deliveries.  Due to the nature of the semiconductor industry and our status as a fabless semiconductor company, we could encounter fabrication-related problems that may affect the availability of our semiconductor devices, delay our shipments or increase our costs.

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

Lower Demand For Our Customers’ Products Will Result In Lower Demand For Our Products

Demand for our products depends largely on the development and expansion of the high-performance microprocessor-based systems markets including networking and telecommunications, enterprise and consumer storage, imaging and industrial applications.  The size and rate of growth of these microprocessor-based systems markets may in the future fluctuate significantly based on numerous factors. These factors include the adoption of alternative technologies, capital spending levels and general economic conditions.  Demand for products that incorporate high-performance microprocessor-based systems may not grow.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. Sales through distributors accounted for approximately 86%, 93% and 89% of our net revenues in 2011, 2010 and 2009, respectively. Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

See “Item 3, Legal Proceedings” in this Form 10-K for a description of the four lawsuits filed against us by a company alleging patent infringement.

During the course of the litigations as well as any other future intellectual property litigations, we will incur costs associated with defending or prosecuting these matters. These litigations could also divert the efforts of our technical and management personnel, whether or not they are determined in our favor.  In addition, if it is determined in such a litigation that we have infringed the intellectual property rights of others, we may not be able to develop or acquire non-infringing technology or procure licenses to the infringing technology under reasonable terms.  This could require expenditures by us of substantial time and other resources.  Any of these developments would have a material adverse effect on our business.

The Delay Or Failure Of The 10G Ethernet Over Copper Market Acceptance Would Adversely Affect Our Financial Condition

We expect to continue to invest a significant amount of time and resources in the development of products for the 10G Ethernet over copper technology. These expenditures are made well in advance of revenues derived from these products. Although we anticipate solid demand for products for the 10G Ethernet over copper technology, market acceptance of the technology, and products for it, depends upon numerous factors, including compatibility with other products, adoption of relevant interconnect standards, perceived advantages over competing products and the level of customer service available to support such products. LAN on Motherboard (“LOM”) integrated circuits made by others are critical components to building out the 10G Ethernet over copper market and the development of this market has been slower than anticipated. While we have seen progress in this market, the continued delay or failure of the adoption of this technology would have a material adverse effect on our business. There can be no assurance that there will be market acceptance of this technology or our products for it and the delay or failure in achieving such acceptance would have a material adverse effect on our business. In addition, products or technologies developed by others may render our products or technologies obsolete or noncompetitive.

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

Sales outside of the United States accounted for 79%, 82% and 84% of our net revenues in 2011, 2010 and 2009, respectively.  Sales outside of the United States may fluctuate in future periods and may continue to account for a large portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the Unites States, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of the United States. Accordingly, we are subject to international risks, including:

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

We May Be Required To Record A Significant Charge To Earnings If Our Goodwill, Amortizable Intangible Assets Or Other Long Lived Asset Become Impaired

Under generally accepted accounting principles, we review our amortizable intangible and long lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment annually during the fourth quarter and between annual tests in certain circumstances. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill, amortizable intangible assets or other long lived assets may not be recoverable, include a persistent decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We have recorded goodwill and other intangible assets related to the acquisitions of Oxford and Teranetics, and may do so in connection with any potential future acquisitions. In the fourth quarter of 2011, we tested the goodwill acquired and determined there was no impairment. We may be required to record a significant charge in our financial statements during the period in which any additional impairment of our goodwill, amortizable intangible assets or other long lived assets is determined, which would adversely impact our results of operations.

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

The Company’s business could be negatively affected if we receive an unsolicited takeover proposal or become subject to a proxy contest or other action contesting the strategic direction of our company

On February 7, 2012, Simon J. Michael and associated entities filed a Schedule 13D with the SEC, which states in part that:

“Mr. Michael believes that management [of PLX] should seek a buyer for the issuer to take advantage of the tremendous market interest in the Issuer’s PCI Express switches, and particularly its Gen3 switches. These switches are becoming strategically important to customers in a number of areas, particularly storage and networking.  The combination of the emergences of PCI Express as the dominant high speed inter-connect, the strategic value of the Issuer’s dominant position in PCI Express switches, and the cost synergies a large acquirer could recognize, will enable the issuer to achieve an acquisition value substantially higher than what the Issuer could achieve as a standalone concern.”

He and the associated entities have been long term investors in PLX, and reported in the Schedule 13D aggregate beneficial ownership of 9.7% of our outstanding common shares.

On March 8, 2012, Mr. Michael, two of his associated entities and 6 individuals filed an amendment to the Schedule 13D that states, in addition to updated share ownership and other information:

“On March 7, 2012, the Partnership delivered a letter to the Issuer nominating Martin Colombatto, Michael Cornwell, Robert R. Herb, Simon J. Michael, Mark Schwartz, Dilip Singh and Bernard Xavier (together, the “Nominees”), as set forth therein, for election to the Board at the Issuer’s 2012 annual meeting of stockholders (including any other meeting of stockholders held in lieu thereof, and any adjournments, postponements, reschedulings or continuations thereof, the “Annual Meeting”).  The Reporting Persons intend to engage in discussions with management, the Board and stockholders of the Issuer regarding the nomination of directors at the Annual Meeting and the composition of the Issuer’s Board generally.”

As of the date of filing this report, our board has authorized, and we have undertaken, discussions with Mr. Michael seeking to address his concerns.  PLX is not in negotiations with any potential acquiror of our company as of the date this report is filed and has no present intention to initiate a sale of our company.

If we should receive unsolicited proposals to acquire our company, if the persons named in the amended Shedule 13D described above continue to pursue efforts to replace or otherwise change our board of directors, or if any person should initiate a proxy contest to elect one or more directors other than those expected to be nominated by our board of directors at the 2012 annual meeting of stockholders or other actions that contest or conflict with our company’s strategic direction, any such actions could have an adverse effect on our company because:

•
responding to unsolicited takeover proposals or other actions by stockholders that contest the company’s director nominees can be costly and time-consuming, disrupt our operations, and divert the attention of our management and employees away from their regular duties;

•
these types of actions can create uncertainties that may adversely affect our business and market opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•
these types of actions could cause significant fluctuations in our company’s stock based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We own one facility in Sunnyvale, California, which has approximately 55,000 square feet. This facility comprises our headquarters and includes our research and development, sales and marketing and administration departments. Internationally, we lease offices in China, India, Japan, Korea and Taiwan. These leases comprise approximately 15,476 square feet and have terms expiring in or prior to April 2016. In October 2010, associated with the acquisition of Teranetics, we assumed additional building lease in San Jose, California which was vacated in March 2011. The lease ends in June 2012 and we have not been able to sublease this property. We believe that our current facilities will be adequate through 2012.

ITEM 3: LEGAL PROCEEDINGS

To date, Internet Machines LLC ("Internet Machines") has filed three separate lawsuits against PLX.  The first suit was filed on February 2, 2010, which has been served on PLX, entitled Internet Machines LLC v. Alienware Corporation, et al., in the United States District Court for the Eastern District of Texas, Tyler Division (the “First Suit”).  This First Suit alleges infringement by PLX and the other defendants in the lawsuit of two patents held by Internet Machines.  The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of Internet Machines' patents.  On May 14, 2010, we filed our answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  On December 6, 2010, the Court held a case-management conference and subsequently entered a scheduling order in this matter, and set the trial for February 2012.

On February 21, 2012, through February 29, 2012, the claims and defenses asserted in the First Suit were tried to a seven-member jury in the United States District Court for the Eastern District of Texas, Tyler Division.  On February 29, 2012, the jury returned its verdict, finding the patents-in-suit valid and infringed and awarded money damages against PLX in the amount of $1.0 million.  The Court has not entered a final judgment on the jury’s verdict, and we intend to vigorously seek reversal of the jury’s verdict through post-trial motions and, if necessary, on appeal.

Internet Machines' second lawsuit, which has also been served on PLX, was filed on October 17, 2010, again in the United States District Court for the Eastern District of Texas, Tyler Division (the “Second Suit”).  This Second Suit, entitled Internet Machines LLC v. ASUS Computer International, et al., alleges infringement by PLX of another patent held by Internet Machines.  The complaint also asserts infringement claims against a separate group of defendants not named in the first Internet Machines lawsuit, and accuses those defendants of infringing the two patents asserted against PLX in the First Suit, as well as the additional patent listed in this Second Suit.  The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of Internet Machines' patents.  On December 28, 2010, we filed our answer to the live complaint in the second lawsuit and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.

On May 17, 2011, Internet Machines filed a third lawsuit entitled Internet Machines LLC v. Avnet, Inc., et al., again in the United States District Court for the Eastern District of Texas, Tyler Division (the “Third Suit”).  The third lawsuit has been served on PLX and alleges that PLX infringes a fourth patent held by Internet Machines.  This lawsuit also accuses a new group of defendants of infringing each of Internet Machines' patents at issue in the First and Second Suits, as well as the fourth patent asserted against PLX in this Third Suit.  The complaint in the Third Suit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of Internet Machines' patents.  On September 27, 2011, we filed our answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  All parties have appeared, but the Court has not set this matter for a scheduling conference.

On January 20, 2012, the Court entered an order consolidating the Second and Third Suits into one action.  The Court further ordered that the schedule entered in the Third Suit would govern the consolidated action.  As a result, the consolidated action is currently set for trial in February 2013.  Because this consolidated lawsuit accuses PLX of infringing a separate patent not listed in the First Suit, and because the consolidated matter involves additional parties not named as defendants in the First Suit, this trial date is separate from the February 2012 trial mentioned above.

On March 25, 2011, a related entity, Internet Machines MC LLC, filed a lawsuit against PLX, entitled Internet Machines MC LLC v. PLX Technology, Inc., et al., in the United States District Court for the Eastern District of Texas, Marshall Division.  Internet Machines MC LLC, however, did not serve the initial complaint on PLX.  Instead, on August 26, 2011, Internet Machines MC LLC filed a first amended complaint, which has now been served on PLX, alleging infringement by PLX and the other defendants in the lawsuit of one patent held by Internet Machines MC LLC.  The complaint in this lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of Internet Machines MC LLC's patents.  On November 11, 2011, we filed our answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  On March 5, 2012, the Court held an initial case-management conference in this matter, but a scheduling order has not yet issued.

As a result of the jury’s February 29, 2012 verdict on the First Suit, we accrued $1.0 million in selling, general and administrative (SG&A) in our Consolidated Statement of Operations for 2011.  As noted above, the Court has not filed its final judgment on the jury's verdict.  It is reasonably possible that any change in the ruling as a result of post-trial motions or possible appeals could change the estimated liability.  While it is not possible to determine the ultimate outcome of the remaining three suits, we believe that we have meritorious defenses with respect to the claims asserted against us and intend to vigorously defend our position, but we are unable to estimate a range of possible loss.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Market and has been quoted on The NASDAQ Global Market under the symbol "PLXT" since its initial public offering on April 5, 1999. The following table sets forth, for the periods indicated, the range of quarterly high and low sales price for our common stock as reported on The NASDAQ Global Market:

2011	High	Low
First Quarter	$4.22	$3.12
Second Quarter	3.72	3.20
Third Quarter	3.94	2.71
Fourth Quarter	3.39	2.52

2010	High	Low
First Quarter	$6.10	$3.25
Second Quarter	6.70	3.73
Third Quarter	4.70	3.22
Fourth Quarter	4.32	3.00

As of February 29, 2012, there were approximately 126 holders of record of our common stock and as of that date, the last reported sales price of our common stock was $3.51.

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

Securities Authorized For Issuance Under Equity Compensation Plans

This information is incorporated herein by reference to the Company's Proxy Statement for the 2012 Annual Meeting of Stockholders under the heading "Equity Compensation Plan Information."

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock. In July 2008, our Board of Directors authorized an additional 2,000,000 shares under the repurchase program.  At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.   We purchased approximately 1,730,000 million shares for $8.4 million between 2002 and 2008. We did not purchase any additional shares in 2009, 2010 and 2011. As of December 31, 2011, under the Board’s repurchase authorization, we had the capacity to repurchase an additional 2,269,000 shares.

Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among PLX Technology, Inc., the Russell 2000 Index, and the PHLX Semiconductor Index

$120
$100
$80
$60
$40
$20
$0
12/06
12/07
12/08
12/09
12/10
12/11
PLX Technology, Inc.
Russell 2000
PHLX Semiconductor

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Cumulative Total Return
	12/06	12/07	12/08	12/09	12/10	12/11
PLX Technology, Inc.	100.00	71.32	13.19	24.77	27.68	22.01
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
Philadelphia Semiconductor	100.00	107.88	60.06	97.21	109.11	107.58

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

	Years Ended December 31,
	2011 (1)	2010 (1)	2009 (2)	2008 (3)	2007
	in thousands, except per share data
Consolidated Statement of Operations Data:
Net Revenues	$115,789	$116,560	$82,832	$81,068	$81,734
Gross Profit	66,139	68,100	46,932	48,282	49,525
Operating Loss	(24,529)	(2,912)	(15,490)	(57,947)	(643)
Net Income (Loss)	(24,823)	(3,289)	(18,802)	(56,530)	1,174
Basic Net Income (Loss) Per Share	$(0.56)	$(0.08)	$(0.53)	$(2.00)	$0.04
Shares Used to Compute Basic Per Share Amounts	44,559	38,942	35,653	28,203	28,724
Diluted Net Income (Loss) Per Share	$(0.56)	$(0.08)	$(0.53)	$(2.00)	$0.04
Shares Used to Compute Diluted Per Share Amounts	44,559	38,942	35,653	28,203	29,156

	Years Ended December 31,
	2011	2010	2009	2008 (4)	2007
	in thousands
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$12,097	$5,835	$11,299	$6,865	$19,175
Working Capital	21,340	24,833	49,945	49,153	50,153
Total Assets	96,818	121,971	84,020	77,260	135,800
Total Long Term Borrowings	2,000	-	-	-	-
Total Long Term Note Payable and Capital Lease Obligations	-	1,731	1,098	-	-
Total Stockholders' Equity	$75,219	$97,808	$71,999	$69,203	$127,892

(1)
Results of operations for 2011 and 2010 include acquisition and restructuring related expenses of $2.4 million and $3.9 million, respectively, associated primarily with the acquisition of Teranetics in October 2010.

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

Forward-looking statements include, without limitation, the statements regarding the following:

•	the growing demand for standards-based components such as our semiconductor devices that connect systems together;
•	our expectations and plans for the 10G Ethernet over copper products that we are developing based on our acquisition of Teranetics;
•	our objective to expand our advantages in data transfer technology;
•	our expectation that we will support new I/O standards where appropriate;

•	the statements regarding our objective to continue to expand our market position as a developer and supplier of I/O connectivity solutions for high performance systems;
•	our plan to target those applications where we believe we can attain a leadership position;
•	our plan to seek to integrate additional I/O-related functions into our semiconductor devices;
•	our belief that our understanding of I/O technology trends and market requirements allows us to bring to market more quickly new products that support the latest I/O technology;
•	that we continue to integrate more functionality in our semiconductor devices and continue to enhance and expand our software development kits;
•	our belief with respect to the principal factors of competition in the business;
•	our belief that we compete favorably with respect to each of those factors;
•	our expectation that revenues related to sales through distributors will continue to account for a large portion of total revenues;
•	our belief that providing customers with comprehensive product support is critical to remaining competitive in the markets we serve;
•	our belief that our close contact with customer design engineers provides valuable input into existing product enhancements and next generation product specifications;
•	our expectation that we will periodically seek to hire additional development engineers;
•
our expectation that we will continue to make significant investments in research and development in order to continually enhance the performance and functionality of our products to keep pace with competitive products and customer demands for improved performance;

•	our belief that we must continuously develop our devices using more advanced processes to remain competitive on a cost and performance basis;
•	our belief that the transition of our products to smaller geometries will be important for us to remain competitive;
•	our plan to seek patent protection when necessary;
•	our belief that our current facility will be adequate through 2012;
•	our intention to retain earnings for use in our business and not to pay any cash dividend in the foreseeable future;
•	our belief that our long-term success will depend on our ability to introduce new products;
•	our belief that we may be required to carry higher levels of inventory because of the difficulty in predicting future levels of sales and profitability;
•	our expectation that selling, general and administrative and research and development expenses in absolute dollars will increase in future periods; and
•	our belief that our existing resources, together with cash expected to be generated from our operations, will be sufficient to meet our capital requirements for at least the next twelve months.

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

Overview

PLX was founded in 1986, and between 1994 and 2002 we focused on development of I/O interface semiconductors and related software and development tools that are used in systems incorporating the PCI standard.  In 1994 and 1995, a significant portion of our revenues were derived from the sale of semiconductor devices that perform similar functions as our current products, except they were based on a variety of industry standards.  Our revenues between 1996 and 2007 were derived predominantly from the sale of semiconductor devices based on the PCI standard to a large number of customers in a variety of applications including enterprise, consumer, server, storage, communications, PC peripheral and embedded markets.  In 2002, we shifted the majority of our development efforts to PCI Express.  In September 2004, we began shipping products based on the PCI Express standard for next-generation systems.  Between 2004 and 2007, an industry-wide adoption of the PCI Express standard took place. PCI Express went from being one of many new protocols in the market to becoming the interconnect of choice and a basic building block of systems. Being a market leader in PCI Express, our line of PCI Express switches and bridges followed suit and also gained traction in the market. PCI Express was so well accepted that a follow-on was called for. In December of 2006, PCI Express Rev 2.0 (commonly referred to as “PCIe Gen 2”) was released. The Gen 2 protocol doubled the bandwidth supported by PCI Express Gen 1 (from 2.5 Gigabits per second to 5.0 Gigabits per second) and incorporated a number of other protocol enhancements. In September 2007, we announced the addition of the Gen 2 switches to our PCI Express product family and began shipping in January 2008. We are currently ramping into production our newest products based on the Gen 3 specification.

PLX has extended its penetration into the overall enterprise market through the acquisition of Teranetics on October 1, 2010 and the introduction of devices that drive 10G Ethernet over industry standard copper cables.  In order to address this market, we successfully launched our new 10GBase-T PHY products into production during the year, building on our leadership position at previous technology nodes.

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

The time period between initial customer evaluation and design completion is generally between six and twelve months, though is can be longer in some circumstances. Furthermore, there is typically an additional six to twelve month or greater period after design completion before a customer requests volume production of our products.  Due to the variability and length of these design cycles and variable demand from customers, we may experience significant fluctuations in new orders from month to month. In addition, we typically make inventory purchases prior to receiving customer orders.  Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results for that quarter and potentially future quarters would be materially and adversely affected.

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

Results of Operations

Comparison of Years Ended December 31, 2011, 2010 and 2009

Net Revenues. Net revenues consist of revenues generated principally by sales of our semiconductor devices as well as occasional IP and service development revenue.

The following table shows the revenue by type (in thousands) and as a percentage of net revenues:

	Years Ended December 31,
	2011		2010		2009
PCI Express revenue	$61,557	53.2%	$54,361	46.6%	$31,819	38.4%
Storage revenue	14,388	12.4%	15,838	13.6%	19,007	23.0%
Network PHY revenue	4,637	4.0%	1,020	0.9%	-	-
Connectivity revenue	35,207	30.4%	45,341	38.9%	32,006	38.6%
	$115,789		$116,560		$82,832

Net revenues for the year ended December 31, 2011 were $115.8 million, a decrease of $0.8 million or 0.7% from $116.6 million in 2010. In 2011, we recorded development service revenues of approximately $1.7 million primarily associated with our Network PHY technology, which was accounted for under the milestone method of revenue recognition and licensed IP revenue of $1.7 million associated with our consumer storage technology. Excluding IP and development service revenue, revenues decreased $4.2 million or 3.6% compared to 2010.  The decrease in 2011 was due to lower sales of our Connectivity and Storage products as well as lower average selling prices (ASPs) of our Storage products as a result of the transition to the low ASP markets, partially offset by higher sales of our PCI Express and the introduction of the Network PHY products acquired as part of the Teranetics acquisition.

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

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:
	Years Ended December 31,
	2011	2010	2009

Excelpoint Systems Pte Ltd.	23%	27%	25%
Avnet, Inc.	23%	22%	12%
Answer Technology, Inc.	18%	17%	12%
Promate Electronics Co., Ltd.	* %	* %	15%

*       Less than 10%

We continue to generate significant revenues from Asia. For the twelve months ended December 31, 2011, 2010 and 2009, approximately 67%, 71% and 72%, respectively, of net revenues were generated from Asia.

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
	Years Ended December 31,
	2011	2010	2009
	in thousands
Gross profit	$66,139	$68,100	$46,932
Gross margin	57.1%	58.4%	56.7%

Gross profit for the year ended December 31, 2011 decreased by 2.9%, or $2.0 million compared to 2010.  Excluding the IP and development service revenue of $3.4 million which were recorded at a 100% margin in 2011, gross margin was 55.8% and gross profit was $62.8 million, a decrease of 7.8% or $5.3 million compared to 2010.  The decrease in absolute dollars and as a percentage was primarily due to decreased Storage product margins as a result of the transition to the low ASP markets, the decrease in Connectivity product shipments which generally have higher margins and introduction of the 40nm products acquired as part of the Teranetics acquisition.

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

We expect gross margin to remain relatively flat in 2012 as a result of product, development services and IP mix. Future gross profit and gross margin are highly dependent on the product and customer mix, provisions and sales of previously written down inventory, the position of our products in their respective life cycles and specific manufacturing costs.  Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development Expenses. Research and development (R&D) expenses consist primarily of tape-out costs at the independent foundries, salaries and related costs, including share-based compensation, software licenses, and expenses for outside engineering consultants included in R&D expenses.
	Years Ended December 31,
	2011	2010	2009
	in thousands
R&D expenses	$49,236	$35,766	$31,387
As a percentage of revenues	42.5%	30.7%	37.9%

R&D expenses increased by $13.5 million, or 37.7% in the year ended December 31, 2011 compared to 2010. The increase in R&D in absolute dollars was primarily due to increased R&D spending, as a result of the acquisition of Teranetics, which added expenses of $21.2 million in 2011 compared to $5.0 million in 2010 due to a full year in 2011 and only three months in 2010. Excluding the effect of the acquisition, R&D spending decreased approximately $2.7 million. The decrease was primarily due to decreases in engineering tools of $1.9 million due to expirations and decreased renewal rates of licenses, compensation and benefit expenses of $1.4 million as a result of downsizing of the operations in the UK in the first quarter of 2011 and the subsequent divestiture of the remaining UK team in October 2011, and consulting services of $0.5 million, partially offset by an increase in tape-out related activities of $1.4 million due to timing of projects taped-out.

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

We believe continued spending on research and development to develop new products is critical to our success.  In addition, we expect to decrease research and development expenses in 2012 as a result of the divestiture on the UK design team. The average quarterly spend for the UK R&D operations was approximately $2.0 million for the first three quarters of 2011.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses consist primarily of salaries and related costs, including share-based compensation, sales commissions to manufacturers’ representatives and professional fees, as well as trade show and other promotional expenses.

	Years Ended December 31,
	2011	2010	2009
	in thousands
SG&A expenses	$28,385	$26,720	$24,719
As a percentage of revenues	24.5%	22.9%	29.8%

SG&A expenses increased by $1.7 million or 6.2% in the year ended December 31, 2011 compared to 2010. The increase in SG&A in absolute dollars was primarily due to an accrual of $1.0 million as a result of the jury's February 29, 2012 verdict on the first Internet Machines patent infringement lawsuit and increases in legal fees of $1.8 million relating to the Internet Machines, consulting services of $0.3 million and share-based compensation expenses of $0.3 million, partially offset by decreases in compensation and benefit expenses of $1.1 million, primarily variable compensation, as a result of decreased profitability and commission expenses to manufacturer’s representatives of $0.3 million due to lower commission rates. See Note 13 of the consolidated financial statements and Item 3 of this report for additional information around the patent infringement complaints.

SG&A expenses increased by $2.0 million or 8.1% in the year ended December 31, 2010 compared to 2009. The increase in SG&A in absolute dollars was primarily due to increases in variable compensation expenses of $1.2 million as a result of increased profitability excluding the impact of the acquisition of Teranetics, commissions to manufacturers’ representatives of $1.0 million resulting from increased revenues and legal fees of $0.5 million relating to the Internet Machines patent infringement complaints, partially offset by a decrease in share-based compensation expenses of $0.9 million related to the 2009 tender offer.  The decrease in SG&A as a percentage of revenue was due to increased revenues.

Acquisition and Restructuring Related Costs.

	Years Ended December 31,
	2011	2010	2009
	in thousands
Carve-out retention bonus expense	$2,319	$3,015	$-
Escrow claim settlement	(1,397)	-	-
Deal costs	88	855	439
Severance costs	501	-	2,112
Asset impairment	42	-	38
Lease commitment accrual	855	-	311
	$2,408	$3,870	$2,900

In 2011 and 2010 we recorded $1.0 million and $3.9 million, respectively, in acquisition related costs associated with the October 1, 2010 acquisition of Teranetics. Approximately $5.3 million was carved out of the consideration as a bonus pool under the Teranetics Employee Retention Plan, to be paid out over a period of time, to participants who were employees of Teranetics at the time of a change in control, provided they fulfilled certain future service requirements under the combined entity.  We recorded $2.3 million in 2011 and $3.0 million in 2010 in expense for this retention bonus plan.  See Note 7 of the consolidated financial statements for additional information. As a result of the indemnity claims we communicated to the Teranetics stockholders’ representative, we negotiated a $1.9 million reduction against the two promissory notes. The settlement included the cancelation of the $1.5 million note due in October 2013 and was recorded in 2011 as a reduction to acquisition and restructuring related costs in the Consolidated Statement of Operations for the assessed fair value of $1.4 million. See Note 7 of the consolidated financial statements for additional information.  Deal costs related primarily to outside legal and accounting costs.

In 2011, we recorded approximately $0.5 million of severance and benefit related costs, included in acquisition and restructuring related costs in the Consolidated Statement of Operations, related to the termination of 14 employees as a result of the downsizing and refocus of the operations in the UK early in the year and cost control efforts as a result of the Teranetics acquisition. See Note 8 of the consolidated financial statements for additional information.

In 2011, in connection with the lease acquired in the Teranetics acquisition and the downsizing of the UK operations, we recorded lease commitment accrual and leasehold impairment charges of $0.9 million.  See Note 8 of the consolidated financial statements for additional information.

In 2009 we recorded $2.9 million in acquisition related costs associated with the January 2, 2009 acquisition of Oxford. Deal costs related primarily to outside legal and accounting costs. Severance costs were the result of layoffs due to the redundancy issue that arose as a result of the acquisition and the downsizing of our Singapore R&D facility. In addition, we assumed a building lease in Milpitas, California which was vacated upon the acquisition.  As a result, we took a lease commitment charge on the operating lease in the first quarter of 2009.  See Note 8 of the consolidated financial statements for additional information.

Amortization of Purchased Intangible Assets. Amortization of acquired intangible assets consists of amortization expense related to developed core technology, tradename and customer base acquired in the Teranetics acquisition in October 2010 and the Oxford acquisition in January 2009.
	Years Ended December 31,
	2011	2010	2009
	in thousands
Amortization of purchased intangible assets	$10,639	$4,656	$3,416
As a percentage of revenues	9.2%	4.0%	4.1%

Amortization of acquired intangible assets increased by $6.0 million or 128.5% in in the year ended December 31, 2011 compared to 2010. The increase in amortization expense was due to the addition of developed core technology, tradename and customer base acquired through the October 1, 2010 acquisition of Teranetics and the useful life change and acceleration of Oxford NAS developed core technology as a result of the divestiture of the UK design team in October 2011, partially offset by the accelerated amortization of the Oxford USB and Serial developed core technology and the Oxford trade name becoming fully amortized in December 2010.  See Notes 7 and 9 to our consolidated financial statements for additional information.

Amortization of acquired intangible assets increased by $1.2 million or 36.3% in in the year ended December 31, 2010 compared to 2009. The increase in amortization expense was due to the addition of developed core technology, tradename and customer base acquired through the October 1, 2010 acquisition of Teranetics, partially offset by the  accelerated amortization of the Oxford developed core technology and the Oxford customer base becoming fully amortized in December 2009.  See Notes 7 and 9 to our consolidated financial statements for additional information.

Interest Income, Interest Expense and Other, Net.
	Years Ended December 31,
	2011	2010	2009
	in thousands
Interest income	$73	$186	$622
Interest expense	(165)	(117)	(450)
Other income (expense)	(56)	(13)	164
	$(148)	$56	$336

Interest income reflects interest earned on average cash, cash equivalents and short-term and long-term investment balances. Interest income decreased by $0.1 million or 60.8% in in the year ended December 31, 2011 compared to 2010. The decrease was due to lower investment balances largely due to payments associated with the Teranetics acquisition and operations.

Interest income decreased by $0.4 million or 70.7% in the year ended December 31, 2010 compared to 2009. The decrease was due to lower cash and investment balances largely due to payments associated with the Teranetics acquisition and decreased interest rates.

Interest expense for the years ended December 31, 2011 and 2010 of $0.2 million and $0.1 million, respectively, primarily consisted of interest recorded on our capital lease obligations, the note associated with the acquisition of Teranetics and line of credit borrowings.

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

Provision for Income Taxes. Provision for income taxes for the year ended December 31, 2011 was $0.1 million on a pretax loss of $24.7 million, compared to a provision of $0.4 million on a pretax loss of $2.9 million and a benefit of $0.2 million on a pretax loss of $19.0 million for the periods ended December 31, 2010 and 2009, respectively. Our 2011 provision differs from the benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations due primarily to the recording of a valuation allowance for the net deferred tax asset, partially offset by a benefit of research and development tax credits. Our 2010 provision differs from the benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations due primarily to nondeductible permanent items, the limitation in the usage of acquired NOLs (net operating losses) related to Oxford and Teranetics and the recording of a valuation allowance for the net deferred tax asset partially offset by a benefit of research and development tax credits. Our 2009 benefit differs from the benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations due primarily to the recording of a valuation allowance for the net deferred tax asset partially offset by a benefit of research and development tax credits. See Note 11 of the consolidated financial statements for reconciliation of statutory tax rates.

Liquidity and Capital Resources

Cash and Investments. We invest cash not needed for current operations predominantly in debt instruments that are highly liquid, of high-quality investment grade and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of December 31, 2011 cash, cash equivalents, short and long-term marketable securities were $19.8 million, a decrease of $3.8 million from $23.6 million at December 31, 2010, and a decrease of $20.2 million from $40.0 million at December 31, 2009.

Operating Activities. Cash used in operating activities primarily consists of net loss adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, impairments, fair value remeasurements, provisions for excess and obsolete inventories, other non-cash items, and the effect of changes in working capital and other activities. Cash used in operating activities in 2011 was $2.7 million compared to cash used in operating activities of $0.5 million in 2010. The increase in cash used in operations in 2011 was primarily due to the increased net loss in connection with the Teranetics acquisition and Network PHY operations and changes in our working capital. Our days sales outstanding decreased due to strong shipments late in December 2010 as compared to the same period in 2011. The decrease in inventory reflects our efforts to control inventory levels as orders softened in the fourth quarter of 2011. Our days payable outstanding decreased due to the decrease in inventory purchases and timing of vendor payments.

The decrease in cash flow used in operations in 2010 was primarily a function of a decrease in the net loss due to the 40.7% increase in revenues compared to 2009 and changes in our working capital. Our days sales outstanding increased due to strong shipments late in December. The increase in inventory reflects the continued improvement in available capacity in our supply chain. Our days payable outstanding in 2010 remained flat compared to 2009.

Investing Activities. Our investing activities are primarily driven by investment of our excess cash, sales of investments, business acquisitions and capital expenditures. Capital expenditures have generally been comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures. The cash provided by investing activities in 2011 of $7.5 million was due to the sales and maturities of investments (net of purchases) of $10.0 million and $0.5 million cash received for the net assets transferred in the divestiture of the UK design team, partially offset by capital expenditures of $3.0 million. Cash provided by investing activities in 2010 of $6.5 million was due to the sales and maturities of investments (net of purchases) of $10.7 million, partially offset by capital expenditures of $3.4 million and cash used (net of cash acquired) in the acquisition of Teranetics of $0.8 million.

Financing Activities. Cash provided by financing activities in 2011 of $1.5 million was due to the borrowings against the line of credit of $2.0 million and the proceeds from the exercise of stock options of $0.4 million, partially offset by payments made on capital lease obligations of $0.9 million. Cash used in financing activities in 2010 of $11.5 million was due to the payments made on debt assumed in the acquisition of Teranetics of $11.2 million and capital lease obligations of $0.7 million, partially offset by proceeds from the exercise of stock options of $0.2 million and the excess tax benefit from share-based compensation of $0.2 million.

The negative effect of exchange rates on cash and cash equivalents during 2011, 2010 and 2009 was due to the weakening of the U.S. dollar against other foreign currencies.

As of December 31, 2011, we had the following significant contractual obligations and commercial commitments (in thousands):
	Payments due in
		Less than	1-3	More than
	Total	1 Year	Years	3 Years
Operating leases - facilities and equipment	$592	$236	$318	$38
Capital leases - IP	300	300	-	-
Software licenses	8,974	4,185	4,789	-
Teranetics acquisition note	4,981	4,981	-	-
Inventory purchase commitments	8,128	8,128	-	-
Total cash obligations	$22,975	$17,830	$5,107	$38

On October 1, 2010, we closed the acquisition of Teranetics. Under the merger agreement, we issued 7,399,980 shares of our common stock and cash of $922,000.  In addition, we issued two promissory notes in the aggregate amount of approximately $6.9 million.  One note was for the principal amount of approximately $1.5 million and was due in October 2013, and the other note was for the principal amount of $5.4 million and was due in October 2011 (this $5.4 million note was delivered into an escrow fund that may be used to satisfy indemnity obligations owed to PLX).  The stated interest rate on the promissory notes was 0.46%.  In accordance with the guidance related to business combinations, the promissory notes were fair valued based on market interest rates and the assessed fair value of the promissory notes are approximately $6.7 million.  Due to indemnity claims we communicated to the Teranetics stockholders’ representative, we delayed payment of the $5.4 million note.  As a result of the claims, we negotiated a $0.4 million reduction to the note due in October 2011 and a cancelation of the note due in October 2013.  The remaining $5.0 million was paid on January 3, 2012. See Note 7 of the consolidated financial statements for additional information.

On September 30, 2011, we entered into an agreement with Silicon Valley Bank (SVB) to establish a two-year $10 million revolving loan facility. Borrowings under the credit facility bear interest at rates equal to the prime rate announced from time to time in The Wall Street Journal. As of December 31, 2011 the prime rate was 3.25%.  The facility also provides for commitment, unused facility and letter-of-credit fees. As of December 31, 2011, we have outstanding borrowings of $2.0 million.  The facility is subject to certain financial covenants for EBITDA, as defined in the agreement, and a monthly quick ratio computation (PLX’s cash, investments and accounts receivable divided by current liabilities). We were not in compliance with all financial covenants associated with this facility as of December 31, 2011. However, we received a waiver from SVB for the fourth quarter 2011 EBITDA covenant and future covenants have been adjusted. See Note 12 of the consolidated financial statements for additional information.

We continue to invest a significant amount of time and resources in the development of products for the 10G Ethernet over copper technology and have seen delays in the ramping of product sales for this technology. In 2011, we added $4.6 million in revenues, however, we also added $21.2 million of expenses. Although we anticipate solid demand for this technology, market acceptance of the technology, and products for it, depends upon numerous factors, including compatibility with other products, adoption of relevant interconnect standards, perceived advantages over competing products and the level of customer service available to support such products. LAN on Motherboard (“LOM”) integrated circuits made by others are critical components to building out the 10G Ethernet over copper market and the development of this market has been slower than anticipated. Continued delay or failure of the adoption of this technology would have a material adverse effect on our cash position.

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

For license and service agreements, we evaluate revenue agreements under the accounting guidance for multiple-deliverable revenue arrangements. A multiple-deliverable arrangement is separated into more than one unit of accounting if (a) the delivered item(s) has value to the customer on a stand-alone basis, and (b) if the arrangement includes a general right of return relative to the delivered item(s),  delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If both of these criteria are not met, the arrangement is accounted for as a single unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price. The selling price for each element is based upon the following selling price hierarchy: vendor-specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available.

Revenues from the licensing of our intellectual property are recognized when the significant contractual obligations have been fulfilled.

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

Taxes. We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2011, we carried a valuation allowance for the net deferred tax asset as a result of uncertainties regarding the realization of the asset balance (see Note 11 to the consolidated financial statements). The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset.  As of December 31, 2011, a valuation allowance continues to be recorded for the deferred tax assets based on management’s assessment that realization of deferred tax assets is uncertain due to the history of losses, the variability of operating results and the inability to conclude that it is more likely than not that sufficient taxable income would be generated in future periods to realize those deferred tax assets. Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may significantly increase income in the period such determination is made.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued a standard which revised the presentation of other comprehensive income (“OCI”). The new guidance requires entities to present net income and OCI in either a single continuous statement or in separate consecutive statements. The guidance does not change the components of net income or OCI, when OCI should be reclassified to net income, or the earnings per share calculation. This accounting guidance is effective for annual reporting periods beginning after December 15, 2011. Although the adoption of the guidance will not impact our accounting for comprehensive income, it will affect our presentation of components of comprehensive income by eliminating our practice of showing these items within the Consolidated Statements of Stockholders’ Equity.

In September 2011, the FASB updated the guidance related to testing goodwill for impairment. This guidance provides an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This accounting guidance is effective for annual and interim goodwill impairment tests performed for years beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents short-term investments and long-term investments of approximately $9.1 million at December 31, 2011. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $45,000 decrease (less than 1%) in the fair value of the Company's available-for-sale securities.  At December 31, 2011, we had an unrealized gain our investments of approximately $9,000 and an unrealized loss of approximately $6,000 at December 31, 2010.

Foreign Currency Exchange Risk

All of our revenue and a majority of our expense and capital purchasing activities are transacted in U.S. dollars. However, we had significant operating activities incurred in or exposed to other currencies, primarily the British Pound. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could have a material impact on our results of operations. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that a weighted average adverse change of 20% in currency exchange rates could be experienced in the near term. Such an adverse change would have resulted in an adverse impact on income before taxes of $2.2 million during the year ended December 31, 2011.

As a result of the divestiture of our UK design team, we do not expect to have significant exposure the British Pound fluctuations going forward.

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

Based on their evaluation as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal year that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria.

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

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Consolidated Financial Statements

For the following financial information included herein, see Index on page 42:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Balance Sheets as of December 31, 2011 and 2010.

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2011.

Consolidated Statements of Stockholders' Equity and Comprehensive Loss for each of the three years in the period ended December 31, 2011.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011.

Notes to Consolidated Financial Statements.

	2.	Financial Statement Schedule

The financial statement schedules of the Company are included in Part IV of this report: As of and for each of the three years in the period ended December 31, 2011-II Valuation and Qualifying Accounts. All other schedules have been omitted because they are not applicable.

	3.	Exhibit Index

See Exhibit Index immediately following the signature page for a list of exhibits filed or incorporated by reference as a part of this report.

(b)	Exhibits

The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15 (a) (3) above.

PLX TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PLX Technology, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of PLX Technology, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2011.  In connection with our audits of the financial statements, we have also audited Schedule II – Valuation and Qualifying Accounts as of and for each of the years ended December 31, 2011, 2010 and 2009.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLX Technology, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, Schedule II – Valuation and Qualifying Accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PLX Technology, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2012, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
San Jose, California
March 13, 2012

 Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
PLX Technology, Inc.
Sunnyvale, California

We have audited PLX Technology, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  PLX Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, PLX Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PLX Technology, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 13, 2012, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
San Jose, California
March 13, 2012

 PLX TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$12,097	$5,835
Short-term investments	7,549	10,398
Accounts receivable, less allowances of $2,391 and $1,632	11,074	13,555
Inventories	8,896	13,318
Other current assets	1,323	4,159
Total current assets	40,939	47,265
Goodwill	21,338	21,412
Other purchased intangible assets, net of accumulated amortization of $18,711 and $8,072	20,845	31,484
Property and equipment, net	12,291	12,554
Long-term investments	106	7,346
Other assets	1,299	1,910
Total assets	$96,818	$121,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,134	$8,783
Accrued compensation and benefits	3,586	5,266
Accrued commissions	632	514
Short term note payable and capital lease obligation	5,115	6,066
Other accrued expenses	3,132	1,803
Total current liabilities	19,599	22,432
Long term borrowings against line of credit	2,000	-
Long term note payable and capital lease obligation	-	1,731
Total liabilities	21,599	24,163

Commitments and contingencies (Notes 11 and 13)

Stockholders' equity:
Preferred stock, $0.001 par value per share:
Authorized -- 5,000,000 shares: none issued and outstanding	-	-
Common stock, $0.001 par value per share:
Authorized -- 200,000,000 shares: issued and outstanding - 44,701,118 and 44,504,371	45	45
Additional paid-in capital	185,323	183,090
Accumulated other comprehensive loss	(147)	(148)
Accumulated deficit	(110,002)	(85,179)
Total stockholders' equity	75,219	97,808
Total liabilities and stockholders' equity	$96,818	$121,971

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Net revenues	$115,789	$116,560	$82,832
Cost of revenues	49,650	48,460	35,900
Gross profit	66,139	68,100	46,932

Operating expenses
Research and development	49,236	35,766	31,387
Selling, general and administrative	28,385	26,720	24,719
Net acquisition and restructuring related costs	2,408	3,870	2,900
Amortization of purchased intangible assets	10,639	4,656	3,416
Total operating expenses	90,668	71,012	62,422
Operating loss	(24,529)	(2,912)	(15,490)
Interest income	73	186	622
Interest expense	(165)	(117)	(450)
Other income (expense), net	(56)	(13)	164
Loss on fair value remeasurement	-	-	(3,842)
Loss before provision for (benefit from) income taxes	(24,677)	(2,856)	(18,996)
Provision for (benefit from) income taxes	146	433	(194)
Net loss	$(24,823)	$(3,289)	$(18,802)

Basic net loss per share	$(0.56)	$(0.08)	$(0.53)

Shares used to compute basic per share amounts	44,559	38,942	35,653

Diluted net loss per share	$(0.56)	$(0.08)	$(0.53)

Shares used to compute diluted per share amounts	44,559	38,942	35,653

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 & COMPREHENSIVE LOSS
(in thousands, except share amounts)

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common Stock		Paid-in	Income	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at December 31, 2008	28,004,262	$28	$132,159	$104	$(63,088)	$69,203

Share-based compensation expense	-	-	2,398	-	-	2,398
Tender offer payments	-	-	(933)	-	-	(933)
Issuance of stock:
under employee stock option plans	8,000	-	26	-	-	26
in connection with the acquisition of Oxford	8,999,961	9	20,213	-	-	20,222
Tax benefit related to exercise of stock options	-	-	76	-	-	76
Comprehensive income (loss):
Change in unrealized loss on investments	-	-	-	(263)	-	(263)
Translation adjustments	-	-	-	72	-	72
Net loss	-	-	-	-	(18,802)	(18,802)
Total comprehensive loss						(18,993)
Balance at December 31, 2009	37,012,223	37	153,939	(87)	(81,890)	71,999

Share-based compensation expense	-	-	1,264	-	-	1,264
Issuance of stock:
under employee stock option plans	92,188	1	222	-	-	223
in connection with the acquisition of Teranetics	7,399,980	7	27,447	-	-	27,454
true up in connection with the acquisition of Oxford	(20)	-	-	-	-	-
Tax benefit related to exercise of stock options	-	-	218	-	-	218
Comprehensive loss:
Change in unrealized loss on investments	-	-	-	(34)	-	(34)
Translation adjustments	-	-	-	(27)	-	(27)
Net loss	-	-	-	-	(3,289)	(3,289)
Total comprehensive loss						(3,350)
Balance at December 31, 2010	44,504,371	45	183,090	(148)	(85,179)	97,808

Share-based compensation expense	-	-	1,872	-	-	1,872
Issuance of stock:
under employee stock option plans	196,747	-	361	-	-	361
Comprehensive loss:
Change in unrealized loss on investments	-	-	-	15	-	15
Translation adjustments	-	-	-	(14)	-	(14)
Net loss	-	-	-	-	(24,823)	(24,823)
Total comprehensive loss						(24,822)
Balance at December 31, 2011	44,701,118	$45	$185,323	$(147)	$(110,002)	$75,219

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows used in operating activities:
Net loss	$(24,823)	$(3,289)	$(18,802)
Adjustments to reconcile net loss to net cash flows used in operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	3,510	3,458	3,289
Share-based compensation expense	1,872	1,264	2,398
Amortization of purchased intangible assets	10,639	4,656	3,416
Provision for inventories	1,649	669	521
Fair value remeasurement of note payable	-	-	3,842
Escrow claim settlement	(1,397)	-	-
Other non-cash items	257	271	(95)
Changes in operating assets and liabilities:
Accounts receivable	2,481	(3,945)	(1,887)
Inventories	2,773	(3,767)	(180)
Other current assets	2,816	(1,112)	2,300
Other assets	(300)	623	(252)
Accounts payable	(1,649)	(625)	(662)
Accrued compensation and benefits	(1,612)	3,376	(1,840)
Accrued commissions	118	(231)	168
Other accrued expenses	1,010	(1,847)	(626)
Net cash used in operating activities	(2,656)	(499)	(8,410)

Cash flows provided by investing activities:
Cash acquired in Oxford acquisition	-	-	4,392
Cash used in Teranetics acquisition	-	(810)	-
Cash received in UK divestiture	500	-	-
Purchase of investments	(6,257)	(34,829)	(34,265)
Sales and maturities of investments	16,239	45,531	45,499
Purchase of property and equipment	(2,956)	(3,390)	(1,182)
Proceeds from sales of property and equipment	-	22	2
Net cash provided by investing activities	7,526	6,524	14,446

Cash flows provided by (used in) used in financing activities:
Borrowing against line of credit	2,000	-	-
Proceeds from exercise of common stock options	361	223	26
Excess tax benefit from share-based compensation	-	242	-
Tender Offer payments	-	-	(933)
Principal payments on capital lease obligations	(906)	(727)	(659)
Payments of assumed debt	-	(11,195)	-
Net cash provided by (used in) financing activities	1,455	(11,457)	(1,566)
Effect of exchange rate fluctuations on cash and cash equivalents	(63)	(32)	(36)
Increase (decrease) in cash and cash equivalents	6,262	(5,464)	4,434
Cash and cash equivalents at beginning of year	5,835	11,299	6,865
Cash and cash equivalents at end of year	$12,097	$5,835	$11,299

Supplemental disclosure of cash flow information:
Cash from income tax refunds	$990	$2	$1,111
Cash paid for income taxes	$9	$1,017	$59
Cash paid for interest	$56	$1,268	$418
Common stock issued in connection with acquisition	$-	$27,454	$10,192
Common stock issued in connection with acquisition after conversion of the note into shares	$-	$-	$10,030
Notes issued in connection with acquisition	$-	$6,650	$-

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

Description of Business

PLX Technology, Inc. ("PLX" or the "Company"), a Delaware corporation established in May 1986, designs, develops manufactures and sells semiconductor devices that accelerate and manage the transfer of data in microprocessor-based systems including networking and telecommunications, enterprise storage, servers, personal computers (PCs), PC peripherals, consumer electronics, imaging and industrial products. The Company offers a complete solution consisting of two related types of products: semiconductor devices and development kits. The Company’s semiconductor devices simplify the development of data transfer circuits in micro-processor based systems. The Company’s development kits promote sales of its semiconductor devices by lowering customers' development costs and by accelerating their ability to bring new products to market. The Company utilizes a “fabless” semiconductor business model whereby it purchases wafers and packaged and tested semiconductor devices from independent manufacturing foundries.  Semiconductor devices as well as occasional IP and development service revenues account for substantially all of the Company's net revenues.

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

Investments

At December 31, 2011, the Company’s securities consisted of debt securities.  Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2011 and 2010, all debt securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices or prices quoted in markets that are not active, with unrealized gains and losses reported in a separate component of stockholders' equity. The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity both of which are included in interest income. Realized gains and losses are recorded on the specific identification method.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	December 31,
	2011	2010
Work-in-process	$4,216	$5,016
Finished goods	4,680	8,302
Total	$8,896	$13,318

The Company evaluates the need for potential provision for inventory by considering a combination of factors, including the life of the product, sales history, obsolescence, sales forecasts and expected sales prices.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the value of net assets of businesses acquired and is carried at cost unless write-downs for impairment are required. The Company’s goodwill as of December 31, 2011, is a result of the Oxford and Teranetics acquisition on January 2, 2009 and October 1, 2010, respectively, as adjusted for the divestiture of the UK design team.  The Company evaluates the carrying value of goodwill on an annual basis during the fourth quarter and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable. Such indicators would include a significant reduction in the Company's market capitalization, a decrease in operating results or a deterioration in the Company's financial position. The Company operates under a single reporting unit, and accordingly, all of its goodwill is associated with the entire company.

The purchased intangible assets including customer base and developed/core technology are being amortized over the assets’ useful lives, which ranges from one to six years, utilizing the straight-line or accelerated methods which approximates the estimated future cash flows from the intangible. Also, see Notes 7 and 9 to the consolidated financial statements. The Company evaluates other intangible assets for impairment whenever events and circumstances indicate that such assets might be impaired.

Changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Goodwill	$56,104	$36,059
Accumulated impairment losses	(34,692)	(34,692)
Net goodwill at beginning of period	21,412	1,367

Goodwill acquired in the acquisition of Teranetics	-	20,045
Goodwill adjustment for divestiture of UK design team	(74)	-
Net goodwill at end of period	$21,338	$21,412

Goodwill is required to be tested for impairment annually or at an interim date if an event occurs or conditions change that would more likely than not reduce the fair value of our reporting unit below its carrying value. In the fourth quarter of 2011 and 2010, the Company tested the goodwill acquired and determined there was no impairment.

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

Property and equipment are as follows (in thousands):

	December 31,
	2011	2010
Land	$3,150	$3,150
Building and improvements	4,327	4,169
Equipment and furniture	14,681	14,330
Purchased software	2,513	3,277
	24,671	24,926
Accumulated depreciation	(12,380)	(12,372)
Net property and equipment	$12,291	$12,554

Depreciation and amortization expense pertaining to property and equipment was approximately $2.6 million, $2.3 million and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Foreign Currency Translation

The functional currency of the Company’s international subsidiaries in China, India, Japan and Korea, is the local currency of the resident countries.  Assets and liabilities of the Company’s foreign subsidiaries are translated into the Company’s reporting currency at month-end exchange rates.  Revenues and expenses of the Company’s foreign subsidiaries are translated into the Company’s reporting currency at weighted-average exchange rates. The effects of the translation are included in a separate component of the Consolidated Statements of Stockholder’s Equity and Comprehensive Loss.

Foreign Currency Transaction

The functional currency of the Company’s international subsidiaries in Singapore, Taiwan and UK, is the United States dollar. Assets and liabilities maintained in currencies other than the United States dollar are remeasured using the foreign exchange rate at the balance sheet dates. Operational accounts are remeasured and recorded at the rate in effect at the date of the transactions. The effects of the remeasurement are included within other income, net in the Consolidated Statements of Operations.

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

For license and service agreements, the Company evaluates revenue agreements under the accounting guidance for multiple-deliverable revenue arrangements. A multiple-deliverable arrangement is separated into more than one unit of accounting if (a) the delivered item(s) has value to the customer on a stand-alone basis, and (b) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If both of these criteria are not met, the arrangement is accounted for as a single unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price. The selling price for each element is based upon the following selling price hierarchy: vendor-specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available.

Revenues from the licensing of the Company’s intellectual property are recognized when the significant contractual obligations have been fulfilled.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Comprehensive Loss

The components of accumulated other comprehensive loss, reflected in the Consolidated Statements of Stockholders' Equity and Comprehensive Loss, consisted of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Unrealized gain (loss) on investments, net	$9	$(6)	$28
Cumulative translation adjustments	(156)	(142)	(115)
Accumulated other comprehensive loss	$(147)	$(148)	$(87)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued a standard which revised the presentation of other comprehensive income (“OCI”). The new guidance requires entities to present net income and OCI in either a single continuous statement or in separate consecutive statements. The guidance does not change the components of net income or OCI, when OCI should be reclassified to net income, or the earnings per share calculation. This accounting guidance is effective for annual reporting periods beginning after December 15, 2011. Although the adoption of the guidance will not impact the Company’s accounting for comprehensive income, it will affect its presentation of components of comprehensive income by eliminating its practice of showing these items within the Consolidated Statements of Stockholders’ Equity.

In September 2011, the FASB updated the guidance related to testing goodwill for impairment. This guidance provides an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This accounting guidance is effective for annual and interim goodwill impairment tests performed for years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

2.  Share-Based Compensation

Stock Option Plans

In May 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan (“2008 Plan”).  The 2008 Plan was amended by the Company’s stockholders in May 2010 to increase the number of shares reserved for issuance under the Plan by 1,500,000 shares. In May 2011, the 2008 Plan was amended again by the Company’s stockholders to increase the number of shares reserved for issuance under the Plan by 2,300,000 shares. Under the 2008 Plan, there is currently authorized for issuance and available for awards an aggregate of 5,000,000 shares of the Company’s common stock, plus up to an additional 2,407,369 shares that otherwise would have reverted to the share reserve of the Company’s prior incentive plan, the Company’s 1999 Stock Incentive Plan, subject to an overall, aggregate share reserve limit of 7,407,369 shares. Awards under the 2008 Plan may include stock options, restricted stock, stock appreciation rights, performance awards, restricted stock units and other awards, provided that with respect to full value awards, such as restricted stock or restricted stock units, no more than 300,000 shares may be issued in the form of full value awards during the term of the 2008 Plan.  Awards under the 2008 Plan may be made to the Company’s officers and other employees, its board members and consultants that it hires.  Generally, options vest over a four-year period and expire no more than seven years after the date of grant.  The 2008 Plan has a term of ten years.

Employee Stock Ownership Plan

In January 2009, the Company established the PLX Technology, Inc. Employee Stock Ownership Plan (the “ESOP”). The ESOP is a tax-qualified defined contribution retirement plan that is non-contributory.  PLX regular employees (other than nonresident aliens with no U.S.-source income, employees covered by a collective bargaining agreement, leased employees and employees of a non-participating subsidiary of PLX) who are at least 18 years old and have worked for PLX for at least 12 consecutive months are eligible to participate in the ESOP.  The Company makes a cash contribution equal to a percentage of eligible compensation that is determined annually by the Board of Directors. Eligible compensation is limited to $150,000.  The contributions are used to purchase common stock of the Company. Since the adoption of the ESOP, the Company has made annual contributions of 2% of each employee's eligible compensation up to a maximum of $3,000 for any single employee (2% of $150,000 of eligible compensation).  Eligible participants received a share allocation at the end of the plan year based on the contributions plus an additional allocation for forfeitures that occurred during the plan year.  The shares and forfeitures are allocated to each ESOP participant who is employed on the last day of the ESOP Plan Year (December 31) in the same proportion that the compensation (up to the $150,000 limit) of each ESOP participant bears to the eligible compensation of all ESOP participants.

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

	Years Ended December 31,
	2011	2010	2009
Volatility	0.61	0.62	0.62
Expected term of options (in years)	4.32	4.19	4.51
Risk-free interest rate	1.21%	1.61%	2.34%

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

As share-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years 2011, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table shows total share-based compensation and employee stock ownership plan expenses recorded for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cost of revenues	$47	$33	$91
Research and development	1,085	715	862
Selling, general and administrative	1,198	863	1,767
Total share-based compensation expense	$2,330	$1,611	$2,720

The 2009 share-based compensation expense included $1.6 million of share-based compensation expense related to the unamortized expense of options accelerated in connection with the Company’s tender offer.  For more information on the tender offer, refer to the ‘Tender Offer’ section in this Note 2.

A summary of option activity under the Company’s stock equity plans during the years ended December 31, 2011, 2010 and 2009 are as follows:

				Weighted Average
				Remaining	Aggregate
	Options Available	Number of	Weighted Average	Contractual Term	Intrinsic
Options	for Grant	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2008	1,312,185	4,759,843	$9.80	4.20	$1,262
Granted	(1,265,400)	1,265,400	2.43
Exercised	-	(8,000)	3.22
Cancelled	3,191,447	(3,191,447)	11.62
Retired (1)	(2,133,278)	-	-
Plan Termination (2)	(234,144)	-	-

Outstanding at December 31, 2009	870,810	2,825,796	4.36	5.14	$1,794,310
Authorized	1,500,000	-	-
Granted	(1,581,000)	1,581,000	4.27
Exercised	-	(92,188)	2.42
Cancelled	111,955	(111,955)	5.65
Plan Termination (2)	(3,041)	-	-

Outstanding at December 31, 2010	898,724	4,202,653	4.34	5.06	$2,314,975
Authorized	2,300,000	-	-
Granted	(1,484,500)	1,484,500	3.44
Exercised	-	(196,747)	1.84
Cancelled	878,039	(878,039)	4.35
Plan Termination (2)	(1,500)	-	-

Outstanding at December 31, 2011	2,590,763	4,612,367	4.15	4.61	$872,567

Exercisable at December 31, 2011		2,273,583	$4.77	3.47	$614,615

(1)	Represents options that were tendered and retired pursuant to the Company’s 2009 tender offer program.
(2)	Represents options cancelled and no longer issuable under the 1998 Stock Incentive Plan and the Sebring Systems, Inc. 1997 Stock Option/Issuance Plan.

The Black-Scholes weighted average fair values of options granted during the years ended December 31, 2011, 2010 and 2009 were $1.69, $2.08, and $1.20, respectively.

The following table summarizes ranges of outstanding and exercisable options as of December 31, 2011:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining	Weighted		Weighted
Range of		Contractual Term	Average		Average
Exercise Price	Number	(in years)	Exercise Price	Number	Exercise Price
$1.50-$2.05	976,928	3.90	$2.01	713,533	$2.01
$2.06-$3.48	1,276,861	5.82	3.26	337,906	3.34
$3.49-$3.87	956,883	5.30	3.76	219,867	3.83
$3.88-$7.03	991,845	4.43	5.12	592,427	5.23
$7.04-$16.65	409,850	1.36	10.59	409,850	10.59
Total	4,612,367	4.61	$4.15	2,273,583	$4.77

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 were $0.3 million, $0.3 million, and $2,000, respectively.

The fair value of options vested during the year ended December 31, 2011 was approximately $2.8 million.

As of December 31, 2011, total unrecognized compensation costs related to nonvested stock options net of estimated forfeitures was $1.6 million which is expected to be recognized as expense over a weighted average period of approximately 1.31 years.

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

3.  Net Loss Per Share

The Company uses the treasury stock method to calculate the weighted-average shares used in the diluted earnings per. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2011	2010	2009

Net loss	$(24,823)	$(3,289)	$(18,802)
Weighted average shares of common stock outstanding	44,559	38,942	35,653
Net loss per share - basic and diluted	$(0.56)	$(0.08)	$(0.53)

As the Company incurred a net loss for the years ended December 31, 2011, 2010 and 2009, the effect of dilutive securities, totaling 4.6 million, 4.2 million and 2.8 million shares, respectively, has been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive.  Dilutive securities are comprised of options to purchase common stock.

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

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$89	$89	$-	$-
Certificate of deposit	2,988	2,988	-	-
Marketable securities	6,161	-	6,161	-
Total	$9,238	$3,077	$6,161	$-

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$1	$1	$-	$-
Certificate of deposit	1,494	1,494	-	-
Marketable securities	16,997	-	16,997	-
Total	$18,492	$1,495	$16,997	$-

Investments

As of December 31, 2011, the Company’s securities consisted of debt securities and were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices or prices quoted in markets that are not active, with unrealized gains and losses reported in a separate component of stockholders’ equity.  The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity, both of which are included in interest income.  Realized gains and losses are recorded on the specific identification method.

The fair value of available-for-sale investments is as follows (in thousands):

	December 31, 2011
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$2,988	$-	$-	$2,988
Corporate bonds and notes	434	-	-	434
Municipal bonds	2,083	4	-	2,087
US treasury and government agencies securities	3,635	5	-	3,640
Total short and long-term available-for-sale investments	$9,140	$9	$-	$9,149

Contractual maturity dates for investments:
Less than one year				9,043
One to two years				106
				$9,149

	December 31, 2010
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$1,494	$-	$-	$1,494
Corporate bonds and notes	3,879	2	(1)	3,880
Municipal bonds	1,988	-	(7)	1,981
US treasury and government agencies securities	11,136	11	(11)	11,136
Total short and long-term available-for-sale investments	$18,497	$13	$(19)	$18,491

Contractual maturity dates for investments:
Less than one year				11,145
One to two years				7,346
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

As of December 31, 2011, the Company had an aggregate unrealized loss of less than $1,000.

The Company reviews its available for sale investments for impairment at the end of each period.  Investments in debt securities, which make up the majority of the Company’s investments, are considered impaired when the fair value of the debt security is below its amortized cost. If an impairment exists and the Company determines it has intent to sell the debt security or if it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis, an other-than-temporary impairment loss is recognized in earnings to write the debt security down to its fair value. However, even if the Company does not expect to sell the debt security, it must evaluate expected cash flows to be received and determine if a credit loss exists. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recognized in other comprehensive loss. The Company did not record any other-than-temporary write-downs in the accompanying financial statements.

5.  Concentrations of Credit, Customer and Supplier Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments and trade receivables. The Company generally invests its excess cash in money market funds, commercial paper of corporations with high credit ratings, municipal bonds and treasury bills. The Company’s cash, cash equivalents, short and long-term investments were approximately $19.8 million as of December 31, 2011 which exceeded the amount insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Company has not experienced any significant losses on its cash equivalents or short and long-term investments.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. Customers who accounted for 10% or more of net accounts receivable are as follows:

	December 31,
	2011	2010	2009

Avnet, Inc.	28%	24%	16%
Excelpoint Systems Pte Ltd.	27%	24%	31%
Answer Technology, Inc.	12%	17%	20%

The Company analyzes the need for reserves for potential credit losses and records reserves when necessary. Through fiscal 2011, there were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Years Ended December 31,
	2011	2010	2009

Excelpoint Systems Pte Ltd.	23%	27%	25%
Avnet, Inc.	23%	22%	12%
Answer Technology, Inc.	18%	17%	12%
Promate Electronics Co., Ltd.	* %	* %	15%

*	Less than 10%

Currently, the Company relies on single source suppliers for the significant majority of its product inventory. As a result, should the Company's current suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results may be adversely impacted.

6.  UK Design Team Divestiture

On October 5, 2011 the Company entered into an Asset Purchase agreement and IP license with OCZ Technology Group (OCZ) for $2.2 million in cash, whereby OCZ acquired the Company’s UK design team and related assets and liabilities, and obtained a nonexclusive perpetual license of its consumer storage technology. The deal closed on October 21, 2011. The Company will continue to offer and support its current consumer storage products.

Ralph Schmitt, PLX’s CEO, is also a member of OCZ’s board of directors.  Throughout the term of negotiations and up to the date of acquisition of assets, he removed himself from all discussions to ensure execution of an arms-length transaction and had no authority to make decisions or influence the outcome of the arrangement.

The Company recorded $1.7 million as license revenue and $0.5 million was allocated to sale of assets and the transfer of the UK design team and related liabilities based on the relative fair values. The carrying value of net assets transferred and goodwill allocated was $0.4 million and $74,000, respectively. Based on the carrying values of assets transferred, the Company recognized a gain of $28,000 on the divestiture.

As a result of this divestiture, the Company also reviewed the useful life and amortization method of its storage acquired finite lived core technology intangible and determined that a change in the assets useful life and amortization method was required. The Company reduced the total estimated useful life of the intangible from five years to four years and changed the amortization method from straight line to an accelerated method that more closely matches the remaining cash inflows from the consumer storage products. The change in estimated life and amortization acceleration was reflected in the fourth quarter of 2011, the period of change.

7.  Business Combinations

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

As a part of the merger agreement, the Company acquired all of the outstanding shares of capital stock of Teranetics in exchange for 7.4 million shares of common stock of PLX, cash of approximately $1.0 million and two promissory notes in the aggregate principal amount of $6.9 million. One note was for the principal amount of approximately $1.5 million and was due 3 years after the closing of the Merger, and the other note was for the principal amount of $5.4 million and was due 12 months after the closing of the Merger (this $5.4 million note was delivered into an escrow fund that may be used to satisfy indemnity obligations owed to PLX).   The stated interest rate on the promissory notes was 0.46%.  In accordance with the business combinations guidance, the promissory notes were fair valued based on market interest rates and the assessed fair value of the promissory notes was approximately $6.7 million. The Company delayed payment of the $5.4 million note as a result of indemnity claims it communicated to the Teranetics stockholders’ representative.  As a result of the claims, the Company negotiated a $1.9 million reduction against the two promissory notes.  The settlement included a cancelation of the $1.5 million note due in October 2013 and was recorded in 2011 as a reduction to acquisition and restructuring related costs in the Consolidated Statement of Operations for the assessed fair value of $1.4 million. The reduction of the note due in October 2011 of $0.5 million was recorded against specific expenses and liabilities the Company incurred in 2011. The remaining $5.0 million was paid on January 3, 2012.

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

The Company agreed to pay the former Teranetics employees a bonus pool under the Teranetics Employee Retention Plan which required continued employment in order to be earned by individual employees.  Under the final plan, a total of $5.3 million was carved out of the consideration as a bonus pool to be paid out over a period of time to participants who were employees of Teranetics at the time of a change in control, provided they fulfilled certain future service requirements for the combined entity.  If any individual left prior to the completion of the required service period, any amounts forfeited by the individual was added back to the bonus pool and re-allocated to the remaining participants.  As of December 31, 2011, the Company has paid all of the $5.3 million of the retention bonus.  Approximately $2.3 million of retention bonus expense was recorded in 2011 and included in acquisition and restructuring related costs in the Consolidated Statement of Operations. See Note 8 to the consolidated financial statements for additional information.

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

Teranetics contributed revenues and gross profit of $4.6 million and $1.0 million, respectively, to the Company for the year ended December 31, 2011 and $1.0 million and $0.3 million, respectively, to the Company for the year ended December 31, 2010.  The Company integrated Teranetics operations shortly after acquisition and was fully integrated as of December 31, 2010 and it is therefore not practicable to identify earnings associated with Teranetics’ contribution.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination occurred on January 1, 2009 (in thousands).

	Unaudited Pro Forma
	Years Ended December 31,
	2010	2009
Revenue	$119,198	$86,286
Net loss	$(17,690)	$(53,112)

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

Oxford contributed revenues and gross profit of $17.3 million and $7.7 million, respectively, for the Company for the year ended December 31, 2011,  $23.7 million and $12.7 million, respectively,  for the year ended December 31, 2010 and $25.7 million and $13.1 million, respectively, for the year ended December 31, 2009.  Oxford operations were fully integrated as of the end of the first quarter of 2009 and it is therefore not practicable to identify earnings associated with Oxford’s contribution.

Because the acquisition took place on January 2, 2009, which was in substance the beginning of the year, no pro forma data is presented for the year ended December 31, 2009 as the Company’s historical statement of operations already includes the results of Oxford for the entire period.

8.  Acquisition and Restructuring Costs

Acquisition Costs

	Years Ended December 31,
	2011	2010	2009
	in thousands
Carve-out retention bonus expense	$2,319	$3,015	$-
Escrow claim settlement	(1,397)	-	-
Deal costs	88	855	439
	$1,010	$3,870	$439

For the years ended December 31, 2011, 2010 and 2009, the Company incurred $1.0 million, $3.9 million and $0.4 million, respectively, in acquisition related costs. Included in acquisition related costs during this three year period were $0.1 million, $0.9 million and $0.4 million, respectively, of third party acquisition related costs, primarily for outside legal and accounting costs.  The Company also recorded $2.3 million and $3.0 million of retention bonus expense associated with the acquisition of Teranetics for the year ended December 31, 2011 and 2010, respectively.  In addition, as a result of the indemnity claims the Company communicated to the Teranetics stockholders’ representative, the Company negotiated a $1.9 million reduction against the two promissory notes. The settlement included the cancelation of the $1.5 million note due in October 2013 and was recorded in 2011 as a reduction to acquisition costs for the assessed fair value of $1.4 million. See Note 7 to the consolidated financial statements for additional information.  These expenses were included in operating expenses under acquisition and restructuring related costs in the Company’s Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009.

Severance

In the year ended December 31, 2011, the Company recorded approximately $0.5 million of severance and benefit related costs, included in acquisition and restructuring related costs in the Consolidated Statement of Operations, related to the termination of 14 employees worldwide as a result of the downsizing and refocus of the operations in the UK early in the year and cost control efforts as a result of the Teranetics acquisition. As of December 31, 2011, all of the $0.5 million severance and benefit related costs were paid.

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

The following table summarizes the activity within the severance and benefit related liability (in thousands):

	December 31,
	2011	2010
Liability at beginning of period	$-	$8
Expense	501	-
Cash payments	(501)	(8)
Liability at end of period	$-	$-

Lease Termination

In October 2010, associated with the acquisition of Teranetics, the Company assumed a building lease in San Jose, California which was vacated in March 2011. Given current lease rates and the available space in the area when the property was vacated, the Company recorded a $0.4 million liability, included in other accrued expenses in the Consolidated Balance Sheet, for the estimated fair value of the future lease costs through June 2012, reduced by estimated sublease rental and adjusted for deferred rent. As of September 30, 2011, the Company was not able to sublease the property and as a result accrued the remaining liability of $0.2 million. The total adjusted cash payment was not materially different from the fair value. The lease accrual charge of $0.6 million was recorded in acquisition and restructuring related costs in the Consolidated Statement of Operations. The Company expects the lease liability to be fully paid by June 2012.

In connection with the downsizing of UK operations, the Company vacated the first floor of its building as of March 2011. In March 2011, the Company recorded a $0.2 million liability, included in other accrued expenses in the Consolidated Balance Sheet, for future lease costs and early termination fees. The lease accrual charge of $0.2 million was recorded in acquisition and restructuring related costs in the Consolidated Statement of Operations. As of December 31, 2011 the lease liability was paid.

In January 2009, associated with the acquisition of Oxford, the Company assumed a building lease in Milpitas, California which was vacated upon acquisition. The Company has not been able to find a sublease for this property given the current market conditions and available space in the area. The future lease costs for the property were $0.3 million which extended through February 2010. The Company recorded the liability, included in other accrued expenses in the Consolidated Balance Sheet, for the costs to be incurred at the future cash payment amount of $0.3 million as the total cash payment is not materially different from the fair value. The lease accrual charge of $0.3 million was recorded in acquisition and restructuring related costs in the Consolidated Statement of Operations in the first quarter of 2009. The accrued lease liability was paid in full in January 2010.

The following table summarizes the activity within the lease termination liability (in thousands):

	December 31,
	2011	2010
Liability at beginning of period	$-	$42
Expense	855	-
Cash payments	(574)	(42)
Liability at end of period	$281	$-

9.  Other Intangible Assets

As discussed in Note 7, the acquisition of Teranetics and Oxford included the acquisition of $30.5 million and $9.1 million, respectively, of identifiable intangible assets.  All of these intangibles are subject to amortization.  There is no estimated residual value on any of the intangible assets.

The following table summarizes the gross carrying amount and accumulated amortization for each major intangible class and the weighted average amortization period, in total and by major intangible asset class (in thousands):

	2011
	Gross Carrying	Accumulated	Net	Amortization	Estimated
	Value	Amortization	Value	Method	Useful Life
Existing and core technology
Oxford USB and Serial Connectivity	$4,600	$(4,600)	$-	Accelerated	3 years
Oxford Network Attached Storage Connectivity	3,800	(3,555)	245	Accelerated	4 years
Teranetics Network PHY	20,100	(4,187)	15,913	Straight-line	6 years
Trade Name
Oxford	600	(600)	-	Straight-line	2 years
Teranetics	200	(125)	75	Straight-line	2 years
Customer Relationships
Oxford	56	(56)	-	Accelerated	1 year
Teranetics	10,200	(5,588)	4,612	Accelerated	3.5 years
Totals	$39,556	$(18,711)	$20,845		4.8 years

	2010
	Gross Carrying	Accumulated	Net	Amortization	Estimated
	Value	Amortization	Value	Method	Useful Life
Existing and core technology
Oxford USB and Serial Connectivity	$4,600	$(3,833)	$767	Accelerated	3 years
Oxford Network Attached Storage Connectivity	3,800	(1,520)	2,280	Straight-line	5 years
Teranetics Network PHY	20,100	(838)	19,262	Straight-line	6 years
Trade Name
Oxford	600	(600)	-	Straight-line	2 years
Teranetics	200	(25)	175	Straight-line	2 years
Customer Relationships
Oxford	56	(56)	-	Accelerated	1 year
Teranetics	10,200	(1,200)	9,000	Accelerated	3.5 years
Totals	$39,556	$(8,072)	$31,484		4.8 years

As of the result of the divestiture of the UK design team on October 21, 2011, the Company reviewed the useful life of its storage acquired intangibles and determined a change in the assets useful life and method of amortization was required. The Company reduced the useful life of the intangible from five years to four years and changed the amortization method from straight-line to accelerated. The change and amortization acceleration was reflected in the fourth quarter of 2011, the period of change.

The amortization expense was $10.6 million, $4.7 million and $3.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Estimated future amortization expense is as follows (in thousands):

2012	$6,408
2013	4,662
2014	3,912
2015	3,350
2016	2,513
Total	$20,845

10.  Retirement Savings Plan

The Company sponsors the PLX Technology, Inc. 401(k) Plan (the “Plan”).  The Plan allows all full-time employees to contribute up to 100% of their annual compensation.  However, employee contributions are limited to a maximum annual amount established by the Internal Revenue Service. Beginning in 1996, the Company made a matching contribution calculated at 50 cents on each dollar of the first 6% of the participant’s compensation. In January 2009, the Company announced that it suspended the matching contributions effective February 1, 2009 as a result of macroeconomic conditions. The Company reinstated its matching contributions in July 2010. The Company's expenses relating to the plan were approximately $0.6 million, $0.2 million and $49,000 for 2011, 2010 and 2009, respectively.

The Company contributed to the U.K. national pension program and expensed approximately $0.3 million in each year for 2011, 2010 and 2009 relating to this program.

In January 2009, the Company established the PLX Technology, Inc. Employee Stock Ownership Plan (the “ESOP”). The ESOP is non-contributory and provides cash contribution at a percent of eligible U.S. compensation that is determined annually by the Board of Directors. In 2009, the Company contributed 2% of eligible compensation up to $3,000 per employee. The expense recorded for contributions to this plan was approximately $0.5 million, $0.3 million and $0.3 million for 2011, 2010 and 2009, respectively.

11. Income Taxes

The components of income before income tax provision for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
United States	$(21,893)	$3,426	$(10,240)
Foreign	(2,784)	(6,282)	(8,756)
Loss before income tax provision	$(24,677)	$(2,856)	$(18,996)

The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Federal:
Current	$57	$350	$(120)
Deferred	-	-	(160)
	57	350	(280)

State:
Current	7	36	21
	7	36	21

Foreign:
Current	82	47	65
	82	47	65

Total	$146	$433	$(194)

The provision (benefit) for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal income tax rate as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Tax benefit at the U.S. statutory rate	$(8,280)	$(1,000)	$(6,648)
State taxes (net of federal benefit)	12	36	(798)
Change in net operating losses	-	1,903	-
Research and development credit	(1,137)	(1,512)	(1,125)
Change in valuation allowance	8,354	(1,734)	3,306
Foreign rate differential	1,045	2,274	3,130
Fair value remeasurement of note payable	-	-	1,345
Other individually immaterial items	152	466	596
	$146	$433	$(194)

During the year ended December 31, 2011, the Company’s deferred tax asset valuation allowance increased by $11.2 million. The Company’s deferred tax asset valuation allowance increased by $26.1 million and $9.3 million in 2010 and 2009, respectively.  The increase from December 31, 2010 to December 31, 2011 relates to deferred tax assets generated from domestic and foreign losses. The increase from December 31, 2009 to December 31, 2010 relates to acquired assets currently unrealizable, utilization of net operating losses and generation of foreign losses.

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Accrued expenses and reserves	$3,015	$2,686
Net operating loss carryforwards	34,657	28,477
Research and development credits	16,704	15,307
Depreciation	19,355	21,562
Share-based compensation	4,723	3,965
Other	179	213
Gross deferred tax assets:	78,633	72,210
Valuation Allowance	(70,474)	(59,305)
	8,159	12,905

Deferred tax liabilities:
Acquisition related intangibles	(8,159)	(12,905)
Total net deferred tax assets	$-	$-

At December 31, 2011, the Company had federal and state net operating loss carryforwards of $63.5 million and $72.6 million, respectively. During the fourth quarter of 2010, the Company concluded its analysis under Internal Revenue Code Section 382 for federal net operating losses and determined that utilization of the net operating loss and credit carryforwards are subject to various annual limitations.  The annual limitation results in certain expiration of net operating loss carryforwards before utilization. Net operating loss carryforwards will expire at various dates beginning in 2012 through 2031. In addition, as of December 31, 2011, the Company had federal and state tax credit carryforwards of approximately $8.9 million and $17.4 million, respectively.  The federal research and development credits will expire beginning in 2019 and the state credits will carryforward indefinitely. The Company also has approximately $29.5 million of net operating loss carryforwards from its UK operations.

Approximately $2.6 million of the federal and $1.7 million of the state net operating loss carryforward relate to excess tax deductions from stock options which have not yet been realized.  The accounting guidance for share-based compensation prohibits recognition of a deferred income tax asset for excess tax benefits due to stock option exercises that have not yet been realized through a reduction in income tax payable.

Due to operating losses incurred, the Company created a full valuation allowance as of December 2002 for deferred tax assets.  As of December 2011, a valuation allowance continues to be recorded for the net deferred tax asset based on management’s assessment that the realization of deferred tax assets is uncertain due to the history of losses, the variability of operating results and the inability to conclude that it is more likely than not that sufficient taxable income would be generated in future periods to realize those deferred tax assets. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is a follows (in thousands):

	Years Ended December 31,
	2011	2010	2009

Unrecognized tax benefits balance, beginning of period	$4,038	$3,662	$2,208
Gross increase for tax positions for prior year	-	19	876
Gross increase for tax positions for current year	363	357	578
Unrecognized tax benefits balance, end of period	$4,401	$4,038	$3,662

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

The Company is subject to taxation in the US and various state and foreign jurisdictions. The tax years 2006-2011 remain open to examination by the federal and state tax authorities. Net operating loss and tax credit carryforwards generated in prior periods remain open to examination.

The Company has made no provision for U.S. income taxes on approximately $0.3 million of cumulative undistributed earnings of certain foreign subsidiaries because it is the Company’s intention to indefinitely reinvest such earnings.  If such earnings were distributed, the Company would accrue additional taxes of approximately $0.1 million. Foreign operations generated a pre-tax loss of $2.8 million, $6.3 million and $8.8 million in 2011, 2010 and 2009, respectively.

12.  Line of Credit

On September 30, 2011, the Company entered into an agreement with Silicon Valley Bank (SVB) to establish a two-year $10 million revolving loan facility. The facility provides for revolving advances based on a borrowing-base formula tied to the Company’s receivables and also provides for month-end and fiscal quarter-end advances beyond the borrowing-base formula subject to certain limitations and requirements. Borrowings under the credit facility bear interest at rates equal to the prime rate announced from time to time in The Wall Street Journal. As of December 31, 2011 the prime rate was 3.25%.  The facility also provides for commitment, unused facility and letter-of-credit fees. The facility is secured by liens on the Company’s personal property assets except for intellectual property, which is subject to a negative pledge against encumbrance. As of December 31, 2011 there is $2.0 million outstanding against the facility and borrowing availability is $8.0 million. Interest payments a made monthly with principal due at maturity.

The facility is subject to certain financial covenants for EBITDA, as defined in the agreement, and a monthly quick ratio computation (PLX’s cash, investments and accounts receivable divided by current liabilities). The Company was not in compliance with all financial covenants associated with this facility as of December 31, 2011. However, the Company received a waiver from SVB for the fourth quarter 2011 EBITDA covenant and future covenants have been adjusted.

13.  Commitments and Contingencies

The Company uses several contract manufacturers and suppliers to provide manufacturing services for its products. As of December 31, 2011, the Company has purchase commitments for inventory with these contract manufacturers and suppliers of approximately $8.1 million. These inventory purchase commitments are placed on a sales order basis with lead times ranging from 4 to 16 weeks to meet estimated customer demand requirements.

The Company leases facilities, equipment, software tools and intellectual property (IP) under non-cancelable operating or capital leases and service agreements. Future minimum payments under facility, equipment, software tool and IP leases and agreements at December 31, 2011 are as follows (in thousands):

	Facility and
	Equipment	Software	IP	Total
2012	$236	$4,185	$300	$4,721
2013	98	3,239	-	3,337
2014	108	1,550	-	1,658
2015	113	-	-	113
2016	37	-	-	37
Total	$592	$8,974	$300	$9,866

Rental expense for all facility leases aggregated approximately $0.9 million, $1.0 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, the Company’s capital leases consist of IP. Amortization expense relating to capital leases was approximately $0.9 million, $1.1 million and $1.0 million in 2011, 2010 and 2009, respectively. Included in other assets are capital lease assets of $0.6 million as of December 31, 2011 and is net of accumulated amortization of $3.0 million.

To date, Internet Machines LLC ("Internet Machines") has filed three separate lawsuits against PLX.  The first suit was filed on February 2, 2010, which has been served on PLX, entitled Internet Machines LLC v. Alienware Corporation, et al., in the United States District Court for the Eastern District of Texas, Tyler Division (the “First Suit”).  This First Suit alleges infringement by PLX and the other defendants in the lawsuit of two patents held by Internet Machines.  The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of Internet Machines' patents.  On May 14, 2010, the Company filed its answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  On December 6, 2010, the Court held a case-management conference and subsequently entered a scheduling order in this matter, and set the trial for February 2012.

On February 21, 2012, through February 29, 2012, the claims and defenses asserted in the First Suit were tried to a seven-member jury in the United States District Court for the Eastern District of Texas, Tyler Division.  On February 29, 2012, the jury returned its verdict, finding the patents-in-suit valid and infringed and awarded money damages against PLX in the amount of $1.0 million.  The Court has not entered a final judgment on the jury’s verdict, and we intend to vigorously seek reversal of the jury’s verdict through post-trial motions and, if necessary, on appeal.

Internet Machines' second lawsuit, which has also been served on PLX, was filed on October 17, 2010, again in the United States District Court for the Eastern District of Texas, Tyler Division (the “Second Suit”).  This Second Suit, entitled Internet Machines LLC v. ASUS Computer International, et al., alleges infringement by PLX of another patent held by Internet Machines.  The complaint also asserts infringement claims against a separate group of defendants not named in the first Internet Machines lawsuit, and accuses those defendants of infringing the two patents asserted against PLX in the First Suit, as well as the additional patent listed in this Second Suit.  The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of Internet Machines' patents.  On December 28, 2010, the Company filed its answer to the live complaint in the second lawsuit and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.

On May 17, 2011, Internet Machines filed a third lawsuit entitled Internet Machines LLC v. Avnet, Inc., et al., again in the United States District Court for the Eastern District of Texas, Tyler Division (the “Third Suit”).  The third lawsuit has been served on PLX and alleges that PLX infringes a fourth patent held by Internet Machines.  This lawsuit also accuses a new group of defendants of infringing each of Internet Machines' patents at issue in the First and Second Suits, as well as the fourth patent asserted against PLX in this Third Suit.  The complaint in the Third Suit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of Internet Machines' patents.  On September 27, 2011, the Company filed its answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  All parties have appeared, but the Court has not set this matter for a scheduling conference.

On January 20, 2012, the Court entered an order consolidating the Second and Third Suits into one action.  The Court further ordered that the schedule entered in the Third Suit would govern the consolidated action.  As a result, the consolidated action is currently set for trial in February 2013.  Because this consolidated lawsuit accuses PLX of infringing a separate patent not listed in the First Suit, and because the consolidated matter involves additional parties not named as defendants in the First Suit, this trial date is separate from the February 2012 trial mentioned above.

On March 25, 2011, a related entity, Internet Machines MC LLC, filed a lawsuit against PLX, entitled Internet Machines MC LLC v. PLX Technology, Inc., et al., in the United States District Court for the Eastern District of Texas, Marshall Division.  Internet Machines MC LLC, however, did not serve the initial complaint on PLX.  Instead, on August 26, 2011, Internet Machines MC LLC filed a first amended complaint, which has now been served on PLX, alleging infringement by PLX and the other defendants in the lawsuit of one patent held by Internet Machines MC LLC.  The complaint in this lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of Internet Machines MC LLC's patents.  On November 11, 2011, the Company filed its answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  On March 5, 2012, the Court held an initial case-management conference in this matter, but a scheduling order has not yet issued.

As a result of the jury’s February 29, 2012 verdict on the First Suit, we accrued $1.0 million in selling, general and administrative (SG&A) in our Consolidated Statement of Operations for 2011. As noted above, the Court has not filed its final judgment on the jury's verdict. It is reasonably possible that any change in the ruling as a result of post-trial motions or possible appeals could change the estimated liability. While it is not possible to determine the ultimate outcome of the remaining three suits, the Company believes that it have meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position, but the Company is unable to estimate a range of possible loss.

Warranty and Indemnification Provisions

Changes in sales warranty reserve are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Balance, beginning of period	$120	$80	$73
Warranty costs incurred	(252)	(166)	(212)
Additions related to current period sales	228	141	219
Additions related to acquisition	-	65	-
Balance, end of period	$96	$120	$80

Warranty costs, which relate to product quality issues, remained consistent and insignificant during the periods presented.

The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that a PLX product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at December 31, 2011, 2010 or 2009.

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenues:
China	$27,235	$33,109	$29,131
Taiwan	25,923	21,757	10,654
United States	23,817	20,622	12,971
Singapore	13,405	15,692	11,803
Germany	11,790	10,649	4,376
Other Asia Pacific	11,510	11,926	8,331
Europe, Middle East and Africa	1,961	2,393	3,618
The Americas - excluding United States	148	412	1,948
Total	$115,789	$116,560	$82,832

Revenues by type were as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenues:
PCI Express	$61,557	$54,361	$31,819
Storage	14,388	15,838	19,007
Network PHY	4,637	1,020	-
Connectivity	35,207	45,341	32,006
Total	$115,789	$116,560	$82,832

There were no direct end customers that accounted for more than 10% of net revenues.  Sales to the following distributors accounted for 10% or more of net revenues:

	Years Ended December 31,
	2011	2010	2009

Excelpoint Systems Pte Ltd.	23%	27%	25%
Avnet, Inc.	23%	22%	12%
Answer Technology, Inc.	18%	17%	12%
Promate Electronics Co., Ltd.	* %	* %	15%

*	Less than 1

15.  Quarterly Financial Data (unaudited)

 (In thousands, except per share amounts)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Net revenues	$28,079	$30,745	$31,076	$25,889
Gross profit	$16,005	$17,300	$17,539	$15,295
Net loss	$(9,132)	$(6,012)	$(4,226)	$(5,453)
Net loss per basic share (1)	$(0.21)	$(0.14)	$(0.09)	$(0.12)
Net loss per diluted share (1)	$(0.21)	$(0.14)	$(0.09)	$(0.12)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010 (2)
Net revenues	$28,819	$29,721	$30,234	$27,786
Gross profit	$16,348	$17,489	$17,927	$16,336
Net income (loss)	$1,506	$1,689	$1,148	$(7,632)
Net income (loss) per basic share (1)	$0.04	$0.05	$0.03	$(0.17)
Net income (loss) per diluted share (1)	$0.04	$0.04	$0.03	$(0.17)

(1)	The sum of per share amounts for the quarters does not necessarily equal that for the year due to rounding as the computations were made independently.
(2)	Net loss for the quarter ended December 31, 2010 includes the increase of approximately $10.9 million in operating expenses associated with the acquisition of Teranetics in October 2010

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions		Deductions
	Balance at	Charged to	Charged to	Amount	Balance at
	Beginning of	Costs and	Other	Recovered	End of
Description	Period	Expenses	Accounts (1)	(Written off)	Period
Year ended December 31, 2011:
Allowance for doubtful accounts	$82	$-	$-	$-	$82
Allowance for returns	$193	$-	$255	$(320)	$128
Allowance for ship and debits	$1,357	$-	$9,650	$(8,826)	$2,181
Year ended December 31, 2010:
Allowance for doubtful accounts	$82	$-	$-	$-	$82
Allowance for returns and price concessions	$1,330	$-	$788	$(1,925)	$193
Allowance for ship and debits	$735	$-	$7,327	$(6,705)	$1,357
Year ended December 31, 2009:
Allowance for doubtful accounts	$82	$-	$-	$-	$82
Allowance for returns and price concessions	$52	$-	$2,318	$(1,040)	$1,330
Allowance for ship and debits	$249	$-	$2,259	$(1,773)	$735

(1)	Amounts charged to other accounts are recorded as a reduction of revenue.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2012	PLX Technology, Inc. by: /s/ Ralph H. Schmitt Name: Ralph H. Schmitt Title: Chief Executive Officer

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

Name and Signature	Title(s)	Date

/s/ Ralph H. Schmitt	Chief Executive Officer and Director	March 13, 2012
Ralph H. Schmitt	(Principal Executive Officer)

Chief Financial Officer, Vice President,
/s/ Arthur O. Whipple	Finance and Secretary	March 13, 2012
Arthur O. Whipple	(Principal Financial and Accounting Officer)

/s/ D. James Guzy	Director and Chairman of the Board of	March 13, 2012
D. James Guzy	Directors

/s/ Michael J. Salameh	Director	March 13, 2012
Michael J. Salameh

/s/ Robert H. Smith	Director	March 13, 2012
Robert H. Smith

/s/ John H. Hart	Director	March 13, 2012
John H. Hart

/s/ Thomas J. Riordan	Director	March 13, 2012
Thomas Riordan

/s/ Patrick Verderico	Director	March 13, 2012
Patrick Verderico

EXHIBIT INDEX

Exhibit Number	Description
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

3.2	Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Company's Form 8-K, filed on November 26, 2007, and incorporated herein by reference.
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

10.3*
PLX Technology, Inc. Employee Stock Ownership Plan, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160026), filed on June 17, 2009, and incorporated herein by reference.

10.4	Promissory note for approximately $1.5 million, issued by the Company, filed as Exhibit 10.1 to the Company's Form 8-K, filed on October 4, 2010, and incorporated herein by reference.
10.5	Promissory note for $5.4 million, issued by the Company, filed as Exhibit 10.2 to the Company's Form 8‑K, filed on October 4, 2010, and incorporated herein by reference.
10.6*
PLX Technology, Inc. 2008 Equity Incentive Plan (Amended and Restated), attached as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 25, 2011, filed on April 25, 2011, and incorporated herein by reference.

10.7*
PLX Technology, Inc. 2011 Variable Compensation Plan, attached as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 25, 2011, filed on April 25, 2011, and incorporated herein by reference.

10.8
Loan and Security Agreement, dated as of September 30, 2011, by and between Silicon Valley Bank and PLX Technology, Inc., filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herin by reference.

10.9*	Form of Indemnification Agreement between the Company and each of its officers and directors.
14.1	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Company’s Form 10-K, filed on March 7, 2006, and incorporated herein by reference.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See Signature page).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C.Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C.Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.