Form 10-K/A
period 2011-12-31
PLX TECHNOLOGY INC
filed 2012-04-27
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

PLX Technology, Inc. (the “Company,” “PLX,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2012 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by  within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 31.3 and 31.4 filed herewith and related footnotes. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PLX Technology, Inc.

FORM 10-K/A
(AMENDMENT NO. 1)
FOR YEAR ENDED DECEMBER 31, 2011

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our directors and executive officers and their ages, positions, and biographies as of April 5, 2012 are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Ralph Schmitt	51	President, Chief Executive Officer and Director
Arthur O. Whipple	64	Chief Financial Officer and Secretary
David K. Raun	50	Senior Executive Vice President and General Manager of Product Lines
Gene Schaeffer	48	Executive Vice President, Worldwide Sales
Michael Grubisich	53	Executive Vice President, Operations
Vijay Meduri	41	Executive Vice President, Engineering, Switching
D. James Guzy (1)(2)	76	Chairman of the Board
Michael J. Salameh	57	Director
John H. Hart (2)(3)	66	Director
Robert H. Smith (1)(3)	75	Director
Thomas Riordan	55	Director
Patrick Verderico (1)	68	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Nominating Committee

Ralph Schmitt has served as our President and Chief Executive Officer, and has been a member of our board of directors, since November 2008. He has been involved in the semiconductor industry for more than 25 years in various diversified areas such as design, application, sales, marketing and general management. Mr. Schmitt has served on multiple semiconductor boards and has run four different semiconductor companies. He just recently joined the board of OCZ Technology Group in April 2011 and has chaired the Global Semiconductor Alliance (GSA) Emerging Company Council since 2008. Prior to joining our company, Mr. Schmitt consulted with a variety of venture capitalists, as well as acted as chief executive officer of Legend Silicon, a privately funded Chinese terrestrial digital TV semiconductor company. From June 2005 to August 2007, Mr. Schmitt served as the chief executive officer of Sipex, an analog semiconductor company, which merged with Exar Corporation in August 2007. Upon the completion of the merger, he was appointed chief executive officer and a director of Exar, positions he held until the end of 2007. From 1999 to 2005, Mr. Schmitt was the Executive Vice President of Sales, Marketing and Business Development for Cypress Semiconductor, a seller of a broad range of semiconductor products to global markets. He has also served on the boards at Cypress subsidiaries and other privately held semiconductor and systems companies. Mr. Schmitt received his BSEE from Rutgers University. The Board selected Mr. Schmitt to serve as a director because he is the chief executive officer of the Company and he has relationships with many executives and senior management at semiconductor companies throughout the United States.

 Arthur O. Whipple has served as our Chief Financial Officer since January 2007. Prior to joining PLX, he was VP finance, CFO and secretary at Silicon Storage Technology, Inc. He was previously with QuickLogic Corp., where he served initially as its VP finance, CFO and secretary, then as VP and GM of its logic products business unit. Prior to QuickLogic, he was VP engineering for ILC Technology, and also VP finance and operations of its subsidiary, Precision Lamp. Earlier in his career, Mr. Whipple served in financial and engineering roles at other semiconductor manufacturing companies, including Westinghouse Electric, Fairchild Semiconductor, and Monolithic Memories. Mr. Whipple also serves on the board of directors of GSI Technology, Inc., a fabless manufacturer of high-speed SRAM memory integrated circuits, since 2007. He received his BSEE from the University of Washington and an MBA from Santa Clara University.

David K. Raun was recently appointed as our Senior Executive Vice President and General Manager of Product Lines in March 2012. Prior to that appointment, he was our Vice President, Marketing and Business Development since May 2007, having served as our Vice President, Marketing since November 2004. From January 2002 to November 2004, Mr. Raun was Vice President of Marketing at Pericom Semiconductor. From April 2001 to September 2001, Mr. Raun was Executive Vice President & General Manager at Actovate, a technology-based marketing company. From September 1989 to November 2000, Mr. Raun worked at Waferscale Integration, Inc., where his last position was Vice President of PSD & Memory Products. From 1985 to 1989, Mr. Raun held various sales, sales management, and marketing positions at AMD. Mr. Raun received a B.S. in Electrical and Computer Engineering from the University of California, Santa Barbara.

Gene Schaeffer has served as our Executive Vice President, Worldwide Sales since February 2009. During 2008 he served as Vice President of Sales & Marketing at PulseCore Semiconductor, a privately funded company specializing in EMI suppression. From 2006 thru 2008, he was Vice President of Worldwide Sales at Sipex, an analog semiconductor company, which merged with Exar in 2007 where he was appointed Vice President Worldwide Sales. From 1998 to 2006, Mr. Schaeffer held positions of increasing responsibility in sales management at Cypress Semiconductor including Director of Strategic Accounts, Vice President of Americas Sales, and Vice President of Channel Sales.

Michael Grubisich has served as our Executive Vice President, Operations since September 2008, having served as director of product & test engineering at PLX since April 2007. Prior to joining PLX, Mr. Grubisich worked 12 years at Sun Microsystems in various advanced technology and engineering operations management positions involving CPU, ASIC and ASSP products. He spent 10 years at National Semiconductor in technical capacities involving device architecture, device modeling, process development and product engineering. He also spent four years at Digital Equipment Corporation responsible for the evaluation of advanced IC technologies for use in DEC's high-end systems. Mr. Grubisich has several patents in the area of device architecture and silicon processing. He holds a Bachelor of Science in Electrical Engineering from Purdue University.

Vijay Meduri has served as our Executive Vice President, Engineering, Switching since September 2008, having served as Director of Design Engineering at PLX since 2004. Mr. Meduri has over 18 years of experience in the chip industry having led numerous high profile projects at various companies. At PLX, he led the development of the PCI Express product line from its inception in 2002. Prior to joining PLX he led the development of the industry’s first PCI switched fabric at Sebring Networks (acquired by PLX). He worked as a consultant at Sun Microsystems and other companies and was the founder of an EDA company that successfully sold its technology. He started his career at LSI Logic. He holds an MSEE from the University of Cincinnati where he did research work in Hardware Description Languages.

D. James Guzy has served as our Chairman of the Board since 1986. He has been Chairman of Arbor Company, a limited partnership engaged in the electronics and computer industry, since 1969 and Co-founder and Chairman of SRC Computers LLC, a developer of reconfigurable processor-based computers, since 1996. Mr. Guzy also serves on the board of Alliance Bernstein Core Mutual Fund since 1982. He has served as a director of Cirrus Logic, a developer of high-precision analog and mixed-signal integrated circuits, from 1984 to 2011, a director of Intel, a semiconductor chip maker, from 1969 to 2008, a director and director emeritus of Novellus Systems, a developer and manufacturer of systems used in the fabrication of integrated circuits, from 1990-2003 and 2004-2006 respectively, a director and director emeritus of Micro Component Technology, Inc., a semiconductor test equipment manufacturer, from 1993-2004 and 2005-2008 respectively, a director and director emeritus of LogicVision, a provider of semiconductor built-in-self- test BIST and diagnostic solutions, from 1999-2004 and in 2005 respectively, and a director and director emeritus of Tessera Technologies, a developer of miniaturization technologies for chip-scale, multichip, and wafer-level packaging, from 2000-2004 and in 2005 respectively. Mr. Guzy received a B.S. from the University of Minnesota and an M.S. from Stanford University. The Board selected Mr. Guzy to serve as a director because of his long experience with the Company, experience with public company governance and knowledge of the semiconductor industry.  He was a founding investor of the Company and served as Chairman since the beginning and is therefore very familiar with the Company’s markets, customers and competition.   Furthermore he has over 40 years of experience serving as an investor and director of numerous public companies, including many leading semiconductor companies.

Michael J. Salameh co-founded PLX and served as our Chief Executive Officer and as a member of the Board of Directors from PLX's inception in May 1986. He retired from his position as CEO in November 2008 and continues to serve as a director. In addition to serving as PLX’s CEO for 22 years, he personally participated in many of the key company functions including sales, marketing, engineering, accounting, quality assurance, operations and compensation.  He is familiar with the company’s critical business processes, the key people and the business landscape including customers, markets, suppliers and competition.  Mr. Salameh currently performs management consulting for private technology companies.  He has more than 25 years of chief executive and marketing experience in the semiconductor industry. From 1980 through 1986, Mr. Salameh was employed in various marketing management positions with Hewlett-Packard Company. Mr. Salameh received a B.S. in Engineering and Applied Science from Yale University and an M.B.A. from Harvard Business School.  The Board selected Mr. Salameh to serve as a director because of his industry experience and knowledge of the Company.

John H. Hart has been a director of PLX since April 1999. He is a former senior vice president and Chief Technology Officer of 3Com. At 3Com, Mr. Hart was responsible for the overall strategic direction of the company during the 10 year period from 1990 to 2000 in which it grew annual revenue from $400 million to almost $6 billion. He architected and led 3Com’s “Fast, Cheap and Simple” (FCS) first/last mile networking strategy and was responsible for 3Com’s Advanced Development Lab which pioneered Ethernet adapter and switch solutions, 802.11 solutions, and cable modems/low cost routers. Prior to 3Com, Mr. Hart was Vice President of Engineering at Vitalink Communications Corporation where he led the group that invented, patented and shipped the industry’s first Ethernet switching products. He has experience in determining successful strategic directions. Mr. Hart currently serves on the board of Plantronics Inc. since 2006, and previously served on the boards of Coherent Inc. from 2000-2010, and Clearspeed Technology PLC from 2002-2008. He holds a Bachelor of Science in Mathematics from the University of Georgia.  The Board selected Mr. Hart to serve as a director because of his technology experience and perspective.  Many of the technology and market trends and business issues that Mr. Hart experienced at 3Com are directly relevant to PLX’s business.

Thomas Riordan was appointed to the Board of Directors in November 2004 and has more than 30 years of experience in the solid-state electronics industry. In May 2011, Mr. Riordan was appointed Chief Operating Officer of MoSys, Inc., a provider of serial chip-to-chip communications products. Prior to joining MoSys Inc., Mr. Riordan was president and CEO of Exclara, a fabless semiconductor supplier of ICs for solid-state lighting, from 2006 until 2010. Before that, he was vice president of the microprocessor division of PMC-Sierra, Inc., a semiconductor company, from 2000 to 2004. From August 1991 to August 2000, Mr. Riordan was chief executive officer, president and a member of the board of directors of Quantum Effect Devices, Inc. (QED), a semiconductor design company that Mr. Riordan co-founded. QED went public on NASDAQ in 1999 and was subsequently acquired by PMC-Sierra.  From February 1985 to June 1991, Mr. Riordan served in various design and managerial roles, most recently as director of research and development at MIPS Computer Systems, Inc., a semiconductor design company. From March 1983 to January 1985, Mr. Riordan served as a design engineer at Weitek Corporation, a semiconductor company. From October 1979 to February 1983, Mr. Riordan was a design engineer at Intel Corporation. Mr. Riordan also serves on the boards of directors of Mellanox Technologies Ltd., a semiconductor company since 2003, and several private companies. Mr. Riordan holds Bachelor of Science and Master of Science degrees in Electrical Engineering as well as a Bachelor of Arts degree in Government from the University of Central Florida and has done post-graduate work in Electrical Engineering at Stanford University.  The Board selected Mr. Riordan to serve as a director largely because of his experience in building QED into a leading microprocessor company. QED (now part of PMC-Sierra) and PLX are both complex digital chip fabless semiconductor companies and therefore have many common characteristics such as design and manufacturing methodologies, supply chain systems and marketing and sales processes.

Robert H. Smith has been a director of PLX since November 2002. Mr. Smith has extensive experience in a variety of industries, including the semiconductor industry and has had management experience in a variety of roles. His experience as Chief Financial Officer of publicly held companies also provides valuable knowledge of financial statement preparation and regulatory compliance. From May 1995 to August 2002, Mr. Smith worked at Novellus Systems Inc., a semiconductor equipment manufacturer, where his last position was Executive Vice President of Administration in the Office of the CEO and board member. In 1994, Mr. Smith held the position of chairman of the board of directors for Micro Component Technology, Inc., a semiconductor test-equipment manufacturer. From 1986 through 1990, Mr. Smith served as the president of Maxwell Graphics, Inc., a printing company. From 1982 through 1986, Mr. Smith held chief financial officer positions with Maxwell Communications of North America Corp. and R. R. Donnelley and Sons, printing companies. He previously also held executive positions with Honeywell, Inc., Memorex Corp. and Control Data Corp. Mr. Smith is currently a member of the board of directors for ON Semiconductor Corporation and Cirrus Logic, Inc., semiconductor companies, and Epicor Software Corporation, a software company.  He was also a member of the board of directors for Virage Logic Corporation, a semiconductor company from 2003 to 2010. The Board selected Mr. Smith to serve as a director because he has served as chief financial officer, audit committee chairman and audit committee member for a variety of companies and he has an extensive understanding of the internal and external financial reporting of public companies.

Patrick Verderico has been a director of PLX since November 2004. He is an operations and financial executive with more than 25 years of industry and consulting experience with high technology companies. Mr. Verderico has extensive line experience in manufacturing, finance, planning, and international operations with service as a corporate officer in seven high technology companies in manufacturing, finance and executive management.  Mr. Verderico’s international experience includes expatriate assignments in Latin America and Asia.  He has served on the Board of Directors of three publicly traded semiconductor companies before joining the Board of PLX.  Mr. Verderico is a certified public accountant and has both audit and compensation board committee experience. From 1992 to 2008, Mr. Verderico served as a director of Micro Component Technology, Inc., a semiconductor test equipment manufacturer. He also previously served on the board of directors of OSE USA, Inc., a semiconductor-packaging foundry, from 1997-2006 and Catalyst Semiconductor, a programmable integrated circuit manufacturer, from 1996-2000. From January 2001 to January 2003, he was Chief Financial Officer of Ubicom, an Internet processor and software company. From April 1997 to November 2000, he worked at OSE USA, Inc. where his last position was President and Chief Executive Officer. Prior to 1997, Mr. Verderico held executive positions with Maxtor as Chief Operating Officer, Creative Technology as Chief Financial Officer, Cypress Semiconductor as Chief Financial Officer, Philips Semiconductors as Vice President of Assembly Operations, National Semiconductor as Corporate Controller, and a former partner of Coopers & Lybrand. Mr. Verderico received a B.A. from the University of Akron and a Masters of Public Administration (M.P.A.) from Pennsylvania State University.  The Board selected Mr. Verderico to serve as a director because he has broad financial and operational management experience with high technology companies, and has experience with board committee functions such as audit and compensation.

Board and Corporate Governance Matters

Relationships Among Directors or Executive Officers

There are no family relationships among any of the directors or executive officers of the Company.

Committees and Meetings of the Board of Directors

During the year ended December 31, 2011, the Board of Directors held six regular meeting and five special meetings. The Board has three committees: the Audit Committee, the Compensation Committee and the Nominating Committee. During the year ended December 31, 2011, no director attended fewer than 90% of all the meetings of the Board and its committees on which he served after becoming a member of the Board. The Company encourages, but does not require, its Board members to attend the annual meeting of stockholders. One of the current members of the Board attended the 2011 annual meeting of stockholders. The Board has determined that a majority of the Board members, D. James Guzy, Michael J. Salameh, Thomas Riordan, Patrick Verderico, John H. Hart and Robert H. Smith, are independent directors as defined in the listing standards of The NASDAQ Global Market LLC. Consistent with the principles of the NASDAQ listing standards, the Board also determined that ownership of the Company’s stock by a director is not inconsistent with a determination of independence.

     Audit Committee

The Audit Committee, which held four meetings in the year ended December 31, 2011, consists of Mr. Smith, Mr. Guzy and Mr. Verderico, with Mr. Smith serving as its chairman. The Audit Committee is responsible for assisting the full Board of Directors in fulfilling its oversight responsibilities relative to the Company’s financial statements, financial reporting practices, systems of internal accounting and financial controls, annual independent audits of the Company’s financial statements, and such legal and ethics programs as may be established from time to time by the Board. The Audit Committee is empowered to investigate any matter brought to its attention with full access to all books, records, facilities, and personnel of the Company and may retain external consultants at its sole discretion. In addition, the Audit Committee reviews and pre-approves the engagement of the Company’s independent registered public accounting firm to perform audit and non-audit services and the related fees. The Board has determined that all members of the Audit Committee are independent directors as defined in the listing standards of NASDAQ. The Board has further determined that Robert H. Smith is an “audit committee financial expert” as defined by SEC rules.

The Board of Directors has adopted and approved a charter for the Audit Committee, a copy of which can be viewed at the Company’s website at www.plxtech.com.

     Compensation Committee

The Compensation Committee, which held two meetings in the year ended December 31, 2011, consists of Mr. Guzy and Mr. Hart, with Mr. Hart serving as its chairman. The Compensation Committee reviews and approves the compensation and benefits for the Company’s executive officers, administers the Company’s equity compensation plans and performs such other duties as may from time to time be determined by the Board. The Board has determined that all members of the Compensation Committee are independent directors as defined in the listing standards of NASDAQ. The Board of Directors has adopted and approved a charter for the Compensation Committee, a copy of which can be viewed at the Company’s website at www.plxtech.com.

     Nominating Committee

The Nominating Committee, which held one meeting in the year ended December 31, 2011, consists of Mr. Hart, who serves as chairman, and Mr. Smith. The Nominating Committee assists the Board of Directors in selecting nominees for election to the Board of Directors and monitors the composition of the Board. The Nominating Committee will consider and make recommendations to the Board of Directors regarding any stockholder recommendations for candidates to serve on the Board of Directors. However, it has not adopted a formal process for that consideration because it believes that the informal consideration process has been adequate given the absence of stockholder proposals prior to 2012, and that stockholder nomination proposals, such as received in 2012, are best considered on a case by case basis. Stockholders wishing to recommend candidates for consideration by the Nominating Committee may do so by writing to the Secretary of the Company at 870 W. Maude Avenue, Sunnyvale, California 94085, providing the candidate’s name, biographical data and qualifications, a document indicating the candidate’s willingness to act if elected, and evidence of the nominating stockholder’s ownership of the Company’s Common Stock at least 120 days prior to the next annual meeting to assure time for meaningful consideration by the Nominating Committee. Except in the case of a contested director election to which the committee intends to respond on a case by case basis, there are no differences in the manner in which the Nominating Committee evaluates nominees for director based on whether the nominee is recommended by a stockholder or the Nominating Committee. The Company does not pay any third party to identify or assist in identifying or evaluating potential nominees.

Notwithstanding the foregoing, a stockholder wishing to nominate directors as a formal proposal (rather than simply a recommendation) must comply with timing and other requirements of our bylaws referred to under “Stockholder Proposals” below in this proxy statement.

The Nominating Committee operated under a written charter setting forth the functions and responsibilities of the committee. A copy of the charter can be viewed at the Company’s website on www.plxtech.com.

     Criteria and Diversity

In reviewing potential candidates for the Board, the Nominating Committee considers the individual’s experience in the semiconductor industry, the general business or other experience of the candidate, the needs of the Company for an additional or replacement director, the personality of the candidate, the candidate’s interest in the business of the Company, as well as numerous other subjective criteria. Of greatest importance is the individual’s integrity, willingness to become involved and ability to bring to the Company experience and knowledge in areas that are most beneficial to the Company. Although we do not have a formal diversity policy, to foster and maintain a diversity of viewpoints, backgrounds and experience on the Board, the Committee evaluates the mix of skills and experience of the directors and assesses nominees and potential candidates in the context of the current composition of the Board and the requirements of the Company.  The Board intends to continue to evaluate candidates for election to the Board on the basis of the foregoing criteria.

The Board has determined that all members of the Nominating Committee are independent directors as defined in the listing standards of NASDAQ.

Communication between Stockholders and Directors

The Company’s Board of Directors currently does not have a formal process for stockholders to send communications to the Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board or individual directors, as applicable, and that appropriate responses are provided to stockholders on a timely basis. The Board of Directors does not recommend that formal communication procedures be adopted at this time because it believes that informal communications are sufficient to communicate questions, comments and observations that could be useful to the Board. However, stockholders wishing to formally communicate with the Board of Directors may send communications directly to D. James Guzy, Chairman of the Board, c/o PLX Technology, Inc., 870 W. Maude Avenue, Sunnyvale, California 94085.

Board Leadership Structure

The Board of Directors is committed to maintaining an independent Board and for many years, a majority of our Board has been comprised of independent directors. Mr. Guzy has served as Chairman of the Board since PLX’s inception. We separate the roles of CEO and Chairman of the Board. Our leadership structure enhances accountability of our chief executive officer to the Board, balances power on our Board and encourages balanced decision making. We also separate the roles in recognition of the differences in roles. The CEO is responsible for setting the strategic direction for the Company and the day to day leadership and performance of the Company, while the chairman of the Board provides oversight, direction and leadership of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons, the Company believes that during the year ended December 31, 2011, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all directors, officers, and employees of the Company as required by applicable securities laws, rules of the Securities and Exchange Commission, and the listing standards of The NASDAQ Global Market LLC. Any amendments to, or waivers from, any provision of the Company’s Code of Business Conduct and Ethics will be posted on the Company’s website. A copy of the Code of Business Conduct and Ethics is posted on the Company’s website at www.plxtech.com.

Stockholder Proposals

Requirements for Stockholder Proposals to be Brought Before an Annual Meeting. For stockholder proposals including director nominations to be considered properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice in writing to the Secretary of the Company. A stockholder’s notice to the Secretary must set forth as to each matter the stockholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and record address of the stockholder proposing such business, (iii) the class and number of shares of the Company which are beneficially owned by the stockholder and (iv) any material interest of the stockholder in such business. Section 2.10 of our bylaws requires you to furnish to the Secretary of the Company additional information if you propose to nominate candidates for election as directors at the annual meeting.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The compensation program for our named executive officers has two principal objectives:

•	attract, reward, motivate and retain individuals who have the leadership and management skills we need in our business.

•	align overall compensation with the achievements of key business objectives and increase in stockholder value.

The compensation program for our entire executive team, including our named executive officers, comprised of base salary, non-equity variable compensation, and equity-based compensation.  We use all three elements of compensation in an effort to create a balanced compensation package that provides adequate incentives for outstanding performance.

We employ a strong pay-for-performance philosophy and ensure a strong correlation between the pay our executives receive and the performance of the business. Our compensation programs have resulted in compensation that reflects our financial results as described in our executive variable compensation below.

Compensation decisions for the named executive officers are made by our Compensation Committee (“Committee”) described above under “Board and Corporate Governance Matters.” During the first quarter of each year, the Committee typically establishes the following core elements of compensation for the named executive officers:

•	target salary, which consists of,
o	base salary and
o	non-equity variable compensation (“variable compensation”)
•	stock option grants.

The Chief Executive Officer makes recommendations to the Committee for the levels of compensation of all of the executive officers except the Chief Executive Officer’s compensation. Executive officers are not present for the Committee discussions or determinations of their individual compensation elements.

The Committee did not in 2011, and does not currently engage the specific services of a compensation consultant in determining executive officer compensation. However, in order to maintain a general understanding of current compensation practices, the Committee and the Chief Executive Officer performed a review of compensation levels for our named executive officers against technology compensation surveys independently prepared by Radford Surveys, a consulting unit of Aon Corporation. Compensation surveys utilized were for high-tech and semiconductor public companies with revenues between $50 million and $200 million. Factors considered when adjustments are made to executive target salaries include the executive’s attainment of internal goals, the executive’s operating performance, the competitive environment for the executive’s skill and expectations for the specific position of the individual.

In 2011, the Committee’s compensation decisions with respect to base salary increases were based on an evaluation of the factors set forth above relative to each named executive officer’s circumstances and performance. The Committee believed that base salary increases, as described in more detail below, were appropriate and necessary to maintain competitive salary levels and to recognize the contribution of our named executive officers. For determining payouts of non-equity variable compensation in 2011, the Committee reviewed the Company’s financial performance and each named executive officer’s individual achievements and compared it to objectives set in the beginning of the year. The Committee determined that, although individual performances were strong, the financial objectives set were not achieved. For these reasons, no variable compensation awards were paid to our named executive officers. In early 2011, the Committee approved equity-based compensation in the form of stock options to each of our named executive officers. We strongly believe that equity ownership by executive officers creates incentive to build stockholder value and align the interests of our executive officers with our stockholders.

Target Salary

The target salary includes two components, a base salary and a variable compensation target. The base salary is a predetermined, fixed amount and is paid to the executives during the year of service. The variable compensation is dependent on company financial performance metrics and a subjective evaluation of each named executive officer’s individual performance.

Base Salary

Base salary is a customary element of executive compensation that we endeavor to set at an amount that reflects the leadership, management and other skills and performance of the individual officer, and the market value of the officer’s services in light of total compensation opportunity. Base salary is intended primarily as short term cash compensation that fosters the objectives of executive retention and motivation for individual performance.

Salary increases are determined based on an assessment of individual performance in the role and relative to individual objectives established for the year. For 2011, based on the review described above, the Committee increased the base salaries relative to 2010 salaries for each named executive officers by 3%, which increase was effective April 1, 2011. In 2012, based on the review described above, the Committee approved increases to base salaries relative to 2011 salaries for Mr. Schmitt by 6.0%, which increase was effective April 19, 2012, and Mr. Whipple and Mr. Schaffer by 6.0% and 3.1%, respectively, which increase was effective April 1, 2012. On March 5, 2012, Mr. Raun was promoted to Senior Executive Vice President and General Manager of Product Lines. Based upon promotion, the Committee increased Mr. Raun’s salary by 9.3% effective immediately on promotion date. The Committee subsequently approved an annual review increase to base salary for Mr. Raun by 2%, which increase was effective April 1, 2012. Mr. Chisvin did not receive a base salary increase in 2012.

Variable Compensation

Purpose of Variable Compensation Plans

Our Executive Variable Compensation plans are intended to motivate and reward long term individual performance by our named executive officers. In keeping with our pay-for-performance philosophy, variable compensation is designed to be a substantial portion of each named executive officer’s total compensation. The variable compensation an executive officer actually receives depends on corporate financial results for the year and the executive’s individual performance during the year. The payment schedule for any variable compensation earned is also intended to add a retention element to this otherwise annual compensation program. Because variable compensation is earned primarily by actual financial performance, we report variable compensation, if any, earned for a given year in full under the column for “Non-Equity Incentive Plan” in the Summary Compensation Table.

2011 Variable Compensation Plan

On February 18, 2011, the Compensation Committee approved the 2011 Variable Compensation Plan effective for 2011.  For each of the named executive officers, a variable compensation target was established.  At 100% of the target, the variable award ranged from 75% to 100% of an executive’s base salary and the maximum variable award that could be earned was two times the variable compensation target unless the Committee, in its sole discretion, decided to permit a higher variable compensation amount based on the performance and condition of our business.  The target metrics for the 2011 variable compensation calculations were based on financial and individual objectives. Each named executive officer’s variable compensation amount was based upon attainment of our 2011 Annual Operating Plan operating income and revenue and the achievement of individual objectives. Each objective was weighted as follows:

•
Operating Income (50% Weight): A minimum threshold of ($2,000,000) of Non-GAAP operating income/ (loss) must be met before there was any variable compensation payable from this objective. Performance over this threshold was determined using a sliding scale assigned by management. If the minimum threshold for the Non-GAAP operating income objective was not met, no variable compensation was payable under that portion of the plan. Non-GAAP operating income excludes share-based compensation, including ESOP expenses, acquisition-related charges, restructuring charges, amortization of acquired intangibles and impairment charges.

•
Annual Revenue (20% Weight): A minimum annual revenue threshold of $125,417,000 must be met before there was any variable compensation payable from this objective. Performance over this threshold was determined using a sliding scale as assigned by management. If the minimum threshold for the annual revenue objective was not met, no variable compensation was payable under that portion of the plan.

•
Individual Objectives (30% Weight): Each executive officer had measurable objectives for the year. No executive officer received credit unless a particular objective was met 100% (no partial accomplishments). If an executive officer met all of their objectives, they earned the full 30% of their variable compensation target. In cases where an executive officer did not achieve one or more objectives, they only received credit for the objectives achieved.  An executive could not receive more than 100% of their target variable compensation for personal objectives and could not receive more than 200% of their target variable compensation in any event.   Any variable compensation amounts for the achievement of individual objectives could not be earned unless both of the minimum financial thresholds above have been met.

During 2011, the Committee’s actions, which also support our pay-for-performance philosophy, operated such that compensation actually earned by executives reflected the performance of the Company in an economic environment that continues to be challenging.  Following the end of 2011, the Committee evaluated the actual financial and individual results against the pre-determined objectives set in the 2011 Variable Compensation Plan to determine variable compensation awards for our named executive officers. Although our named executive officers did meet their individual objectives, the financial objectives were not met as both minimum thresholds of annual revenue and Non-GAAP operating income were not achieved. For that reason, the individual objectives were considered not earned based on the financial achievement requirement under the variable compensation plan and no payouts were made under the 2011 Variable Compensation Plan.

2012 Variable Compensation Plan

On April 2, 2012, the Compensation Committee approved the 2012 Variable Compensation Plan effective for 2012.  Each named executive officer has a target variable compensation expressed as a percentage of their base salary. At 100% of the target, the variable compensation award ranges from 75% to 100% of an executive’s base salary. The target variable compensation for an executive is tied to five segments: Revenue (20%), Gross Margin (20%), Non-GAAP spending (20%), performance to group and or functional goals (20%) and performance to personal objectives (20%).  An executive cannot receive more than 100% of their target variable compensation for group or personal objectives and cannot receive more than 200% of their target variable compensation.  The financial operating objectives are as follows:

•
The Company must have positive non-GAAP net income before any of the following operating metrics-based elements would apply. Non-GAAP operating income excludes share-based compensation, including ESOP expenses, acquisition-related charges, restructuring charges, amortization of acquired intangibles and impairment charges.

•
Revenue – For each percent that revenues are above or below the annual operating plan, an executive’s revenue-related variable compensation target will be increased or reduced by ten (10) percent.  The amount cannot be less than zero and is subject to the aggregate limitation in Section 3 of the plan.

•
Gross Margin – For each percentage point that gross margin is above or below the annual operating plan, an executive’s gross margin-related variable compensation target will be increased or reduced by forty (40) percent.   The amount cannot be less than zero and is subject to the aggregate limitation in Section 3 of the plan.

•
Non-GAAP Spending – For each percent that non-GAAP spending is above or below the annual operating plan, an executive’s revenue-related variable compensation target will be reduced or increased by twenty (20) percent.  The amount cannot be less than zero and is subject to the aggregate limitation in Section 3 of the plan. Non-GAAP spending excludes share-based compensation, including ESOP expenses, acquisition-related charges, restructuring charges, amortization of acquired intangibles and impairment charges.

The reason for the mix of financial and individual objectives is to recognize that we must improve our short-term financial performance while at the same time we must also invest in new products and organizational improvements that will lead to long-term revenue growth and financial stability. We consider revenue, gross margins and expenditures as key objectives in the variable compensation plan because we believe top line growth and profitable operations are equally necessary to support and increase stockholder value. We also consider individual objectives to be key to our long-term growth and success as we believe that successful execution of these key objectives ultimately drives overall corporate goals.

Stock Options

We have made annual stock option grants to our executive officers that have been intended as a long-term incentive component to the compensation program that achieves potential value only to the extent the officer meets the vesting requirements based on continued service to PLX and to the extent that our stock price following exercise and upon ultimate sale of option shares exceeds the applicable exercise price. We also believe that granting stock options helps align the interests of our executive officers with the interests of our stockholders because the value of the options is tied to the increase in market price of our stock above the applicable exercise prices.

We have made most equity grants on an annual basis in connection with the annual performance review and compensation adjustment cycle. In general, 1/4 of the option shares vest 12 months from the date of grant, and 1/48 of the remaining shares vest monthly thereafter, based on continued service. For all employees including executive officers, PLX only grants equity awards on the first business day of a month. The exercise price of all stock options is set at the closing price of our common stock on NASDAQ on the grant date.

The Compensation Committee determines the number of shares underlying stock option grants to our executive officers based upon prior performance of the officer, the importance of retaining the officer’s services and the potential for the officer’s performance to help PLX achieve long term corporate performance goals. The Committee also considers each officer’s PLX stock ownership. However, there is no set formula that determines the number of option shares for any given officer. Factors considered when options are granted include the executive’s attainment of internal goals, the executive’s operating performance, the competitive environment for the executive’s skills and other factors specific to a particular individual.

During 2011, PLX employees, including executives, and six non-employee directors received stock options to purchase an aggregate of 1,484,500 shares of our common stock. The five individuals serving as named executive officers during 2011 received stock options to acquire an aggregate of 280,000 shares or 19% of the total options granted in 2011.

Generally Available Benefit Programs

In 2011, the executive officers were eligible to receive health care coverage that is generally available to other regular full-time PLX employees. We maintain a tax-qualified 401(k) plan, which provides for broad-based employee participation. Under the 401(k) plan, all PLX employees are eligible to receive matching contributions from PLX. On February 1, 2009, PLX suspended the matching contributions due to the then current economic conditions.  The matching contributions from PLX were then reinstated on July 1, 2010. In 2010, the matching contribution was (1) $0.50 per dollar contributed by the employee, (2) limited to the first 6% of each participant’s pretax base compensation and (3) calculated and paid on a pay period basis subject to applicable federal limits.

Effective as of January 1, 2009, the Company established the PLX Technology, Inc. Employee Stock Ownership Plan (the “ESOP”). The ESOP is a tax-qualified defined contribution retirement plan that is non-contributory.  PLX regular employees (other than nonresident aliens with no U.S.-source income, employees covered by a collective bargaining agreement, leased employees and employees of a non-participating subsidiary of PLX) who are at least 18 years old and have worked for PLX for at least 12 consecutive month are eligible to participate in the ESOP.  The Company makes a cash contribution equal to a percentage of eligible compensation that is determined annually by the Board of Directors. Eligible compensation is limited to $150,000.  The contributions are used to purchase common stock of the Company. Since the adoption of the ESOP, the Company has made annual contributions of 2% of each employee's eligible compensation up to a maximum of $3,000 for any single employee (2% of $150,000 of eligible compensation).  Eligible participants received a share allocation at the end of the plan year based on the contributions plus an additional allocation for forfeitures that occurred during the plan year.  The shares and forfeitures are allocated to each ESOP participant who is employed on the last day of the ESOP Plan Year (December 31) in the same proportion that the compensation (up to the $150,000 limit) of each ESOP participant bears to the eligible compensation of all ESOP participants.  For the 2011 plan year, each named executive officer was allocated 1,091 shares of the Company's common stock in the officer's ESOP account.

We also offer other benefits to the executive officers under our standard benefit programs that provide for broad-based employee participation, including medical, dental and vision insurance, short and long-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, and educational expense reimbursement of up to $5,000 per year.

Except as summarized above, we do not offer other perquisites or personal benefits to our executive officers.

No Employment and Severance Agreements

Our executive officers do not have employment, severance or change-of-control agreements. Our executive officers serve at the will of the Board.

Tax and Accounting Considerations

Accounting for Variable Compensation Plans – We accrue for our variable compensation plans on a straight-line basis in accordance to the payment time-table. For example, under the 2010 Plan, the aggregate amount of variable compensation pool that was earned was $1.38 million. Of the $1.38 million, $1.3 million was fully accrued by December 2010. The next $40 thousand was fully accrued by January 2012 and the final $40 thousand will be fully accrued by January 2013.

Accounting for Stock Options – We account for share-based payments from our Stock Option Plans in accordance with the requirements of FASB ASC Topic 718.

Deductibility of Executive Compensation – Section 162(m) of the Internal Revenue Code of 1986, as amended, or the code, generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to certain of our executive officers. Qualifying performance-based compensation will not be subject to the deduction limitation if certain requirements are met. We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain exemptions in Section 162(m). However, in our judgment, we may authorize compensation payments that do not comply with the exemptions in Section 162(m).

Compensation Committee Report

This report is not deemed to be soliciting material, filed with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that PLX specifically incorporates it by reference into a document filed with the SEC.

The Compensation Committee reviewed and discussed the above Compensation Discussion and Analysis (CD&A) with the Company’s management. Based on the review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the CD&A be included in this proxy statement.

MEMBERS OF THE COMPENSATION COMMITTEE

John H. Hart, Chairman
D. James Guzy

Summary Compensation Table

The following table summarizes compensation information for our named executive officers for the years ended December 31, 2011, 2010 and 2009.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Cash Payment for Tendered Options ($)(5)	All Other Compensation ($)(6)	Total ($)
Ralph Schmitt, President and Chief Executive Officer	2011	388,550	-	163,253	-	-	13,800	565,603
	2010	369,385	-	192,660	279,580	-	8,400	850,025
	2009	350,000	22,222	-	-	-	3,331	375,553

Arthur O. Whipple, Chief Financial Officer	2011	249,286	-	92,030	-	-	10,479	351,795
	2010	236,900	-	144,495	164,011	-	6,657	552,063
	2009	230,000	22,222	102,194	-	72,814	4,196	431,426

Lawrence Chisvin, Chief Operating Officer	2011	279,397	-	92,030	-	-	8,622	380,049
	2010	257,040	-	132,454	174,093	-	4,310	568,897
	2009	252,000	22,222	94,430	-	113,482	4,276	486,410

David K. Raun, VP of Marketing	2011	252,302	-	73,624	-	-	8,849	334,775
	2010	240,875	-	144,495	139,764	-	5,037	530,171
	2009	235,000	22,222	146,159	-	105,376	4,215	512,972

Gene Schaeffer, VP of Worldwide Sales	2011	252,302	-	73,624	-	-	8,028	333,954
	2010	240,875	-	144,495	136,852	-	4,542	526,764
	2009	205,543	22,222	116,575	-	-	-	344,340

(1)	Effective March 4, 2012, Mr. Chisvin transitioned out of the chief operating role and into a non-executive position as Vice President of Strategic Initiatives.

(2)	The dollar amounts in 2009 represent discretionary cash bonuses.

(3)
These dollar amounts reflect the aggregate grant date fair value of option awards in the years indicated in accordance with FASB ASC Topic 718.  Therefore, these amounts do not represent payments actually received by the officers.

The assumptions used to calculate the value of the awards are set forth in Note 2 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2011.

(4)
The dollar amounts in 2010 represent compensation earned under the 2010 Variable Compensation Plan. The Company did not adopt a variable compensation plan for 2009 and no variable compensation was earned under the 2011 Variable Compensation Plan. For the 2010 variable compensation earned, $1.3 million of the aggregate $1.38 million was paid out on January 31, 2011. The remaining $80 thousand was deferred in which 50% of the deferral was paid out on January 31, 2012 and the final 50% of the deferral is to be paid on January 31, 2013. The amounts of earned variable compensation that remains deferred until January 31, 2013 for Mr. Schmitt, Mr. Whipple, Mr. Chisvin, Mr. Raun and Mr. Schaeffer were $7,541, $4,449, $4,874, $3,797 and $3,797, respectively. Under the plan, if the officer’s employment is terminated due to defined retirement, disability or termination by PLX without cause, the officer remains entitled to payment on the original payment schedule or a payout date as determined by the sole discretion of the Board. However, if the officer terminates his or her employment on any other basis or is terminated by PLX for cause, the officer is not entitled to receive any remaining unpaid bonus otherwise payable after that termination. The plan also provided that if an officer’s employment had ended during the applicable plan year due to retirement, disability or termination by PLX without cause, the bonus amount payable would have been limited to an amount pro-rated based on the days of service during the applicable plan year.

(5)	Represents the aggregate cash payment received in exchange for options pursuant to the Company’s 2009 tender offer.

(6)
Represents matching contributions under the Company 401(k) plan and the Company’s cash contribution under the ESOP Plan.  The matching contribution for the Company 401(k) plan was suspended as of February 1, 2009 and reinstated effective July 1, 2010.  The ESOP plan requires that an employee must have at least twelve consecutive months of service to be eligible under the plan.  As Mr. Schaeffer commenced his employment in February 2009, he did not receive a 401(k) match nor was he eligible to receive a contribution under the ESOP plan for the 2009 plan year.

Grants of Plan-Based Awards During 2011

The following table shows all plan-based awards that PLX granted to the named executive officers during 2011. The equity awards are also reported in the Outstanding Equity Awards table.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards:
			Threshold	Target	Maximum	Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock
Name	Grant Date	Approval Date	($)	($)	($)	Underlying Options (#) (2)	Awards ($/Sh)	and Option Awards ($)
Ralph H. Schmitt	6/1/2011	6/1/2011	-	-	-	100,000	3.35	163,253
			-	247,071	782,800	-	-	-
Arthur O. Whipple	3/1/2011	3/1/2011	-	-	-	50,000	3.73	92,030
			-	142,664	452,005	-	-	-
Lawrence Chisvin	3/1/2011	3/1/2011	-	-	-	50,000	3.73	92,030
			-	153,360	485,896	-	-	-
David K. Raun	3/1/2011	3/1/2011	-	-	-	40,000	3.73	73,624
			-	120,325	381,230	-	-	-
Gene Schaeffer	3/1/2011	3/1/2011	-	-	-	40,000	3.73	73,624
			-	120,325	381,230	-	-	-

(1)
The amounts shown represented potential cash payouts under the 2011 Variable Compensation Plan adopted February 18, 2011, effective for 2011.  Under this plan, the target metrics for the 2011 variable compensation calculations are based on financial and individual objectives. Each named executive officer’s variable compensation amount is based upon attainment of our 2011 Annual Operating Plan GAAP operating income, annual revenue plan and the achievement of individual objectives. The amounts that can be received under the plan range from $0, as set forth in the "Threshold" column, to the amounts set forth in the "Maximum" column. For the actual cash awards under the 2011 Variable Compensation Plan, see the amounts reported in the “Non-Equity Incentive Plan” column of the Summary Compensation Table above. Additional information concerning the Non-Equity Incentive Plan is provided under “Compensation Discussion and Analysis.”

(2)
These are nonqualified stock options granted under our 2008 Equity Incentive Plan that vest over four years, to the extent of 1/4th of the underlying shares vesting on the first anniversary of the grant date, with 1/48th of the underlying shares vesting monthly thereafter, assuming continued service through the respective vesting dates. The exercise price of each option set forth above was the closing price of our stock on NASDAQ on the grant date.

Outstanding Equity Awards at December 31, 2011

The following table shows all outstanding equity awards held by the named executive officers at December 31, 2011:

Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Ralph Schmitt	12/1/2008	375,000	125,000	2.05	12/1/2015
	3/1/2010	35,000	45,000	4.92	3/1/2017
	6/1/2011	-	100,000	3.35	6/1/2018
Arthur O. Whipple	3/2/2009	37,812	17,188	2.00	3/2/2016
	7/1/2009	15,104	9,896	3.87	7/1/2016
	3/1/2010	26,250	33,750	4.92	3/1/2017
	3/1/2011	-	50,000	3.73	3/1/2018
Lawrence Chisvin	2/1/2005	28,500	-	8.90	2/1/2012
	2/1/2008	14,687	-	7.03	2/1/2015
	3/2/2009	32,312	14,688	2.00	3/2/2016
	7/1/2009	15,104	9,896	3.87	7/1/2016
	3/1/2010	24,062	30,938	4.92	3/1/2017
	3/1/2011	-	50,000	3.73	3/1/2018
David K. Raun	2/1/2008	11,875	-	7.03	2/1/2015
	3/2/2009	34,375	15,625	2.00	3/2/2016
	7/1/2009	30,208	19,792	3.87	7/1/2016
	3/1/2010	26,250	33,750	4.92	3/1/2017
	3/1/2011	-	40,000	3.73	3/1/2018
Gene Schaeffer	3/2/2009	68,750	31,250	2.00	3/2/2016
	7/1/2009	6,041	3,959	3.87	7/1/2016
	3/1/2010	26,250	33,750	4.92	3/1/2017
	3/1/2011	-	40,000	3.73	3/1/2018

(1)
These options vest over 4 years following the grant date if the individual continues to be employed at the vesting dates, to the extent of 1/4th of the option shares at the end of 12 months after the grant date and thereafter at the rate of 1/48th of the option shares per month, assuming continued service through applicable vesting dates.

Option Exercises During 2011

None of the named executive officers exercised stock options in 2011.

Potential Payments Upon Termination or Change in Control

Our named executive officers do not have employment, severance or change-of-control agreements. The 1999 Equity Incentive Plan does not provide by its terms that vesting accelerates upon a change in control. The 2008 Equity Incentive Plan does provide that in an event of a change in control, each unvested award outstanding will accelerate automatically and immediately vest, unless the award is converted, assumed or replaced by the successor corporation. Under the 2008 Equity Incentive Plan, a change of control is generally defined as:

•	the direct or indirect acquisition of more than 50% of the voting stock of the Company;

•
if, during any period of two consecutive years, individuals who, at the beginning of such period, constitute our Board of Directors together with any new directors whose election was approved by a vote of at least a majority of the directors then still in office who either were directors at the beginning of the two-year period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority of such body;

•
the consummation of (i) a merger, consolidation, reorganization or business combination in which the Company is a party, (ii) a sale or other disposition of all or substantially all of our assets, or (iii) the acquisition of assets or stock of another entity (other than a transaction which results in our outstanding voting securities immediately before the transaction continuing to represent a majority of the voting power of the acquiring company’s outstanding voting securities and after which no person owns 50% or more of the voting stock of the successor entity); or

•	a liquidation or dissolution of the Company.

PLX has historically paid out only a portion of a variable compensation award shortly after the year in which it is earned, with a portion of the award deferred to subsequent years. In 2009, there was no variable compensation plan established to due economic conditions during that time. For the awards earned under the 2010 Variable Compensation Plan, $80 thousand was deferred  in which 50% of the deferral was paid out on January 31, 2012 and the final 50% of the deferral will be paid on or before January 31, 2013. For the 2011 Variable Compensation Plan, as noted in the CD&A, no variable compensation award was earned.

For the 2012 Variable Compensation Plan, one hundred percent (100%) of the first $1,200,000 of variable compensation earned is to be paid on January 31, 2013; 60% of all amounts earned above $1,200,000 is to be paid on January 31, 2013 and the remaining 40% of all amounts earned above $1,200,000 will be deferred.  50% of the deferral will be paid on or before January 31, 2014 and 50% of the deferral will be paid on or before January 31, 2015.

With regard to the variable compensation plan adopted in 2010 that has remaining earned cash bonuses not yet paid out, if the executive officer’s employment is terminated due to defined retirement, disability or termination by PLX without cause, the officer remains entitled to payment on the original payment schedule or a payout date as determined by the sole discretion of the Board. If an officer dies before receiving a distribution of all of his or her bonus, one-hundred percent of the bonus will be distributed to his or her beneficiary as a lump sum distribution on the January 31 following the date of death, provided that this accelerated distribution applies only if the individual dies while still employed by PLX or after termination due to defined retirement, disability, or termination by PLX without cause. However, if the officer terminates his or her employment on any other basis or is terminated by PLX for cause, the officer is not entitled to receive any remaining unpaid bonus otherwise payable after that termination. The plan also provided that if an officer’s employment had ended during the applicable plan year due to retirement, disability or termination by PLX without cause, the bonus amount payable would have been limited to an amount pro-rated based on the days of service during the applicable plan year.

The following table sets forth (i) the assumed realized value of accelerated options and (ii) the aggregate cash bonuses previously earned by the named executive officers for 2011 that remain unpaid as of the Record Date, and that are subject to the payment terms summarized above:

Name	Assumed Realized Value of Accelerated Options ($)(1)	Aggregate Earned But Unpaid Cash Bonuses ($)
Ralph Schmitt	68,334	7,541
Arthur O. Whipple	10,966	4,449
Lawrence Chisvin	9,371	4,874
David K. Raun	9,969	3,797
Gene Schaeffer	19,938	3,797

(1)
The value of stock option vesting acceleration is based on in-the-money unvested stock options as of December 30, 2011, using the closing stock price of $2.87 per share as of such date and minus the exercise price of the unvested options.

Fees Paid to Compensation Consultants

Neither the Company nor the Compensation Committee engaged an outside consulting firm to provide services on executive and director compensation or on non-executive compensation matters during 2011.

Compensation of Directors

The Company currently provides cash compensation for its non-employee directors as follows: (i) all members of the Board of Directors receive a quarterly retainer of $8,500, (ii) the chairman of the Board of Directors receives an additional quarterly retainer of $4,500, (iii) the chairman of the Audit Committee receives an additional quarterly retainer of $2,500, (iv) the chairman of the Compensation Committee receives an additional quarterly retainer of $1,500, (v) the chairman of the Nominating Committee receives an additional quarterly retainer of $1,000, (vi) member of the Audit Committee, including the chair receive an additional quarterly retainer of $2,000,  (vii) members of the Compensation Committee, including the chair receive an additional retainer of $1,000 and (viii) members of the Nominating Committee, including the chair receive an additional quarterly retainer of $500.

Pursuant to the Company’s 2008 Equity Incentive Plan, each non-employee director will receive a nonqualified stock option grant of 25,000 shares of the Company’s Common Stock upon his or her initial election to the Board of Directors. On the date of each annual stockholder’s meeting, each incumbent non-employee director who has served on the Board for at least eleven months will automatically be granted a nonqualified stock option to purchase 12,000 shares of the Company’s Common Stock. All options automatically granted to non-employee directors have an exercise price equal to 100% of the fair market value on the date of grant, are fully vested and immediately exercisable.

The table below summarizes the compensation our company paid to non-employee directors for the year ended December 31, 2011. Mr. Schmitt, our current President and Chief Executive Officer, is a director, but is not included in the table below because he did not receive any additional compensation for services provided as a director during 2011.

Director Compensation for Year Ended December 31, 2011

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
D. James Guzy	59,000	19,526	78,526
John H. Hart	48,000	19,526	67,526
Thomas Riordan	32,000	19,526	51,526
Michael J. Salameh	32,000	19,526	51,526
Robert H. Smith	49,000	19,526	68,526
Patrick Verderico	39,000	19,526	58,526

(1)
These dollar amounts reflect the aggregate grant date fair value for option awards in 2011 in accordance with FASB ASC Topic 718.  Therefore, these amounts do not represent payments actually received by the directors.

•	The assumptions used to calculate the value of the awards are set forth in Note 2 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2011.
•	On May 25, 2011, the date of our last annual meeting, each director was granted a fully vested option to purchase 12,000 shares of our common stock with an exercise price of $3.31 per share.

(2)
As of December 31, 2011, each director had the following numbers of shares underlying stock options then outstanding: Mr. Guzy: 27,000; Mr. Salameh: 22,000; Mr. Hart: 27,000; Mr. Riordan; Mr. Smith: 37,000; and Mr. Verderico: 22,000.

The Board’s Role in Risk Management Oversight

Our Board oversees an enterprise-wide approach to risk management, designed to support the achievement of the Company's objectives, including strategic objectives, to improve long-term performance and enhance shareholder value. A fundamental part of risk management is not only understanding the risks the Company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. The involvement of the full Board in setting the Company's business strategy necessarily entails a determination of what constitutes an appropriate level of risk for the Company. The Board’s role in the Company’s risk oversight process includes receiving regular updates from members of senior management on areas of material risk to the Company, including operational, financial, legal and regulatory, human resources, employment, and strategic risks.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2011, no executive officer of the Company served on the Compensation Committee (or equivalent), or the board of directors of another entity whose executive officer(s) served on the Company’s Compensation Committee or Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of the Company’s Common Stock as of the Record Date for (i) each person who is known by the Company to beneficially own more than 5% of the Company’s Common Stock, (ii) each of the Company’s directors, (iii) each of the officers appearing in the Summary Compensation Table below and (iv) all directors and executive officers as a group.

Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all capital stock shown to be held by that person. The address of each executive officer and director, unless indicated otherwise, is c/o PLX Technology, Inc., 870 W. Maude Avenue, Sunnyvale, CA 94085.

	Shares Beneficially Owned (1)
Beneficial Owner	Number		Percent (2)
5% or Greater Stockholders:

Artis Capital Management, L.P.	4,610,569	(3)	10.3%
One Market Plaza, Steuart Tower, Floor 27
San Francisco, CA 94105

Balch Hill Partners, L.P.	4,327,870	(4)	9.7%
2778 Green Street
San Francisco, CA 94123

VantagePoint Venture Partners	3,807,640	(5)	8.5%
1001 Bayhill Drive Suite 300
San Bruno, CA 94066

Neil Gagnon	3,453,042	(6)	7.7%
1370 Avenue of the Americas, Suite 2400
New York, NY 10019

BlackRock, Inc.	2,676,480	(7)	6.0%
40 East 52nd Street
New York, NY 10022

Royce & Associates, LLC	2,259,414	(8)	5.1%
745 Fifth Avenue
New York, NY 10151

Ameriprise Financial, Inc.,
145 Ameriprise Financial Center,
Minneapolis, MN 55474	2,252,221	(9)	5.03%

Directors and Named Executive Officers:

D. James Guzy	2,208,259	(10)	4.9%
Ralph Schmitt	528,309	(11)	1.2%
Michael J. Salameh	360,126	(12)	*
Lawrence Chisvin	125,474	(13)	*
David Raun	165,017	(14)	*
Arthur O. Whipple	140,300	(15)	*
Gene Schaeffer	141,666	(16)	*
Robert H. Smith	37,000	(17)	*
Thomas Riordan	52,000	(18)	*
John H. Hart	27,000	(19)	*
Patrick Verderico	22,000	(20)	*

All directors and executive officers as a group (13 persons):	4,205,584	(21)	9.4%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. The indication herein that shares are beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.  The share amounts for executive officers in the table above include shares allocated to the accounts of such executive officers in the Company’s employee stock ownership plan (“ESOP”).  Each ESOP participant has the right to direct the ESOP trustee to vote the shares allocated to his or her account on all matters on which holders of common stock are voting and, consequently, as to shares allocated to the account of an executive officer in the ESOP, the executive officer may be deemed the beneficial owner of such shares.

(2)	Based upon 44,742,675 shares of common stock issued and outstanding as of April 5, 2012.

(3)
Based on a Schedule 13G/A filed with the SEC on February 14, 2012, Artis Capital Management, L.P. reported sole voting and dispositive power over all of the shares reported as beneficially owned by it.

(4)
Based on a Schedule 13D/A filed with the SEC on March 13, 2012 by Balch Hill Partners, L.P, Balch Hill Capital, LLC, Simon J. Michael, Martin Colombatto, Michael Cornwell, Robert R. Herb, Mark Schwartz, Dilip Singh and Bernard Xavier (collectively, the “Reporting Persons”), (i) Balch Hill Partners, L.P. reported shared voting and dispositive power over 4,312,870 shares, (ii) Balch Hill Capital, LLC reported shared voting and dispositive power over 4,312,870 shares, (iii) Mr. Michael reported sole voting and dispositive power over 15,000 shares and shared voting and dispositive power over 4,312,870, (iv) Mr. Cornwell reported sole voting and sole dispositive power over 13,836 shares of common stock and as a member of a “group” with the other Reporting Persons may be deemed the beneficial owner of the shares directly owned by the other Reporting Persons, (v) Mr. Herb reported sole voting and sole dispositive power over 1,000 shares of common stock and as a member of a “group” with the other Reporting Persons may be deemed the beneficial owner of the shares directly owned by the other Reporting Persons, (vi) Mr. Xavier reported sole voting and sole dispositive power over 1,270 shares of common stock and as a member of a “group” with the other Reporting Persons may be deemed the beneficial owner of the shares directly owned by the other Reporting Persons and (vii) Messrs. Colombatto, Schwartz and Singh, as a member of a “group” with the other Reporting Persons may be deemed the beneficial owner of the shares directly owned by the other Reporting Persons. Balch Hill Capital, LLC, as a general partner of, and investment advisor to Balch Hill Partners L.P., and Mr. Michael, as the sole manager of Balch Hill Capital, LLC, may be deemed beneficially own the shares beneficially owned by Balch Hill Partners L.P.

(5)
Based on information set forth in a Schedule 13G/A filed with the SEC on February 12, 2010. Includes 326,121 shares reported as beneficially owned by VantagePoint Venture Partners IV, L.P.; 11,857 shares reported as beneficially owned by VantagePoint Venture Partners IV Principals Fund, L.P.; 3,301,699 shares reported as beneficially owned by VantagePoint Venture Partners IV (Q), L.P.; 18,228 shares reported as beneficially owned by VantagePoint Venture Partners III, L.P. and 149,735 shares reported as beneficially owned by VantagePoint Venture Partners III (Q), L.P.  Messrs. James Marver and Alan Salzman, as the Managing Members of the VantagePoint Venture Associates III, L.L.C. and VantagePoint Venture Associates IV, L.L.C., the General Partners of the foregoing funds, hold shared voting and dispositive power with respect to all of the 3,807,640 shares.

(6)
Based on a Schedule 13G/A filed with the SEC on February 7, 2012, Mr. Gagnon reported beneficially owning an aggregate amount of 3,453,042 shares of common stock including sole voting and dispositive power over 1,419,891 shares, shared voting power over 1,977,900 and shared dispositive power over 2,033,151 shares. Gagnon Securities LLC reported shared voting and dispositive power over 1,950,855 shares with Mr. Gagnon, who is the managing member and principal owner of Gagnon Securities LLC.

(7)	Based on a Schedule 13G/A filed with the SEC on February 13, 2012, BlackRock, Inc. reported sole voting and dispositive power over all of the shares reported as beneficially owned by it.

(8)	Based on a Schedule 13G/A filed with the SEC on January 19, 2012, Royce & Associates, LLC reported sole voting and dispositive power over all of the shares reported as beneficially owned by it.

(9)
Based on a Schedule 13D filed with the SEC on April 16, 2012, Ameriprise Financial, Inc. and Columbia Management Investment Advisers, LLC each report shared voting and dispositive power over 2,252,221 shares, and Seligman Spectrum Focus (Master) Fund reports shared voting an dispositive power over 2,249,500 shares.

(10)
Based on information set forth in a Schedule 13D filed with the SEC on March 16, 2010. Includes the right to purchase 2,181,259 shares that are currently held by Mr. Mark Guzy, within 60 days of April 5, 2012, which purchase right is held by Mr. D. James Guzy, Sr., Mrs. Marcia Guzy, his wife, and Arbor Company, of which each of Mr. and Mrs. Guzy are general partners. Also includes 27,000 shares subject to options exercisable within 60 days of April 5, 2012.

(11)
Includes 507,500 shares subject to options exercisable within 60 days of April 5, 2012 and 2,809 shares allocated to this person’s account in the ESOP, as to which this person has the right to direct the vote.

(12)	Includes 22,000 shares subject to options exercisable within 60 days of April 5, 2012 and 8,400 shares held by Mr. Salameh’s minor children.

(13)
Includes 117,665 shares subject to options exercisable within 60 days of April 5, 2012 and 2,809 shares allocated to this person’s account in the ESOP, as to which this person has the right to direct the vote.

(14)
Includes 135,208 shares subject to options exercisable within 60 days of April 5, 2012 and 2,809 shares allocated to this person’s account in the ESOP, as to which this person has the right to direct the vote.

(15)
Includes 112,291shares subject to options exercisable within 60 days  of April 5, 2012 and 2,809 shares allocated to this person’s account in the ESOP, as to which this person has the right to direct the vote.

(16)
Includes 134,791 shares subject to options exercisable within 60 days of April 5, 2012 and 1,875 shares allocated to this person’s account in the ESOP, as to which this person has the right to direct the vote.

(17)	Includes 37,000 shares subject to options exercisable within 60 days of April 5, 2012.

(18)	Includes 52,000 shares subject to options exercisable within 60 days of April 5, 2012.

(19)	Includes 27,000 shares subject to options exercisable within 60 days of April 5, 2012.

(20)	Includes 22,000 shares subject to options exercisable within 60 days of April 5, 2012.

(21)	Includes 1,556,785 shares subject to options exercisable within 60 days of April 5, 2012 and includes 18,729 shares allocated to the accounts of the executive officers in the ESOP.

(*)           Less than 1%.

Equity Compensation Plans

The following table sets forth information about shares of the Company’s Common Stock that may be issued under the Company’s equity compensation plans, all of which have been approved by the Company’s stockholders, except for the HiNT Corporation 2000 Stock Plan and the NetChip Technology, Inc. 1996 Flexible Stock Incentive Plan, assumed upon the Company’s acquisition of HiNT Corporation and NetChip Technology, Inc., respectively. Information in the table is as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	4,607,162	$4.15	2,590,763
Equity compensation plans not approved by security holders (2)	5,205	$2.49	-
Total / Weighted Ave./ Total	4,612,367	$4.15	2,590,763

(1)
Represents shares of the Company’s Common Stock issuable upon exercise of options outstanding under the following equity compensation plans: 1998 Stock Incentive Plan, 1999 Stock Incentive Plan, 1999 Non-Employee Director Option Program and 2008 Equity Incentive Plan.

(2)
As of December 31, 2011, options and rights to purchase an aggregate of 5,205 shares of the Company’s Common Stock at a weighted average exercise price of $2.49 were outstanding under the HiNT Corporation 2000 Stock Plan and the NetChip Technology, Inc. 1996 Flexible Stock Incentive Plan, which options and rights were assumed in connection with the acquisition of HiNT Corporation and NetChip Technology, Inc. by the Company. No further option grants will be made under the assumed equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS, AND DIRECTOR INDEPENDANCE

Our Board’s Audit Committee charter provides that the Committee’s responsibilities include the review of all related party transactions for potential conflict of interest situations on an ongoing basis and approval of all such transactions (if such transactions are not approved by another independent body of the Board). The NASDAQ listing standards require that the Company’s Audit Committee or other body of independent directors conduct an appropriate review of all related person transactions (as defined in SEC rules) for potential conflict of interest situations on an ongoing basis.

The Board’s Nominating Committee charter also provides that the Committee will review potential conflicts of interest in considering candidates for director nominees. The Company’s Code of Business Conduct and Ethics also states a policy to the effect that each employee and non-employee director is expected to disclose potential conflicts of interest involving that individual or the individual’s family members to the Company’s chief compliance officer or independent director, Robert H. Smith, respectively.

Related Person Transactions

On October 5, 2011 the Company entered into an Asset Purchase agreement and IP license with OCZ Technology Group (OCZ) for $2.2 million in cash, whereby OCZ acquired the Company’s UK design team and related assets and liabilities, and obtained a nonexclusive perpetual license of its consumer storage technology. The transaction closed on October 21, 2011. Ralph Schmitt, our CEO, is also a member of OCZ’s board of directors.  Throughout the term of negotiations and up to the date of acquisition of assets, he removed himself from all discussions to ensure execution of an arms-length transaction and had no authority to make decisions or influence the outcome of the arrangement.

Mr. Schmitt joined the OCZ board in April 2011.  OCZ common shares are listed on the NASDAQ Capital Market, and OCZ reported in its most recent Form 10-K (filed in May 2011) revenues of $190.1 million in the fiscal year ended February 28, 2011.  Mr. Schmitt has and had no direct interest in the transaction described above.  He is not deemed under applicable SEC rules to have an indirect interest in the transaction because, although he is a director of OCZ and an executive officer and director of PLX, he only serves as a director of OCZ, and he has no ownership interest in OCZ other than options to purchase OCZ common shares received as director compensation that represent potential ownership of less than 1% of the outstanding voting shares of OCZ (including solely for this purpose all OCZ shares owned by other PLX directors and executive officers or their immediate family members).   Therefore, the transaction is not required to be reported under Item 404(a) of SEC Regulation S-K concerning “related person transactions,” but is nevertheless described here.

Director Independence

The required information concerning director independence is set forth under Item 10 above, under “Board and Corporate Governance Matters,” and is incorporated by this reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by BDO USA, LLP for the integrated audits of the Company’s annual financial statements for the years ended December 31, 2010 and 2011, and fees billed for other services rendered by BDO USA, LLP for the years ended December 31, 2010 and 2011.

	2010	2011
Audit Fees (1)	$538,000	$537,000
Audit-Related Fees (2)	81,000	44,000
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$619,000	$581,000

(1)
Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements, internal control over financial reporting, and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by BDO USA, LLP in connection with statutory and regulatory filings or engagements for the years ended December 31, 2010 and 2011.

(2)
Audit-Related Fees consist of fees billed for services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and internal controls and are not reported under “Audit Fees”.  Audit related fees in 2010 and 2011 are related to audit work performed in conjunction with the acquisition of Teranetics, Inc.

(3)	There were no Tax Fees incurred in the periods reported.

(4)	There were no All Other Fees incurred in the periods reported.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit services provided by the independent registered public accounting firm. In March 2004, the Audit Committee adopted a policy for the pre-approval of audit services provided by the independent registered public accounting firm. Under the policy, the independent registered public accounting firm cannot be retained for non-audit services without pre-approval and pre-approval is generally detailed as to the particular service or category of services to be provided. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm*

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting*

Consolidated Balance Sheets as of December 31, 2011 and 2010*

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2011*

Consolidated Statements of Stockholders' Equity and Comprehensive Loss for each of the three years in the period ended December 31, 2011*

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011*

Notes to Consolidated Financial Statements*

	2.	Financial Statement Schedule

As of and for each of the three years in the period ended December 31, 2011-II Valuation and Qualifying Accounts*

All other schedules have been omitted because they are not applicable.

	3.	Exhibit Index

See Exhibit Index immediately following the signature page for a list of exhibits filed or incorporated by reference as a part of this report.

(b)	Exhibits

The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15 (a) (3) above.

	(*)	Previously filed with the Annual Report on Form 10-K with the SEC on March 13, 2012, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 27, 2012	PLX Technology, Inc. by: /s/ Ralph H. Schmitt Name: Ralph H. Schmitt Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
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

10.9*^	Form of Indemnification Agreement between the Company and each of its officers and directors.
14.1	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Company’s Form 10-K, filed on March 7, 2006, and incorporated herein by reference.
21.1^	Subsidiaries of the Company.
23.1^	Consent of Independent Registered Public Accounting Firm.
24.1^	Power of Attorney (See Signature page).
31.1^	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2^	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^^	Certification of Chief Executive Officer Pursuant to 18 U.S.C.Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2^^	Certification of Chief Financial Officer Pursuant to 18 U.S.C.Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema Document
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB^	XBRL Taxonomy Extension Label Linkbase Document
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
^	Previously filed with the Annual Report on Form 10-K filed with the SEC on March 13, 2012, which is being amended hereby.
^^	Previously furnished with the Annual Report on Form 10-K filed with the SEC on March 13, 2012, which is being amended hereby.