Form 10-Q
period 2012-03-31
PLX TECHNOLOGY INC
filed 2012-05-09
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

As of March 31, 2012 there were 44,742,675 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2012

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31,	December 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$11,591	$12,097
Short-term marketable securities	4,540	7,549
Accounts receivable, net	13,942	11,074
Inventories	8,192	8,896
Other current assets	2,655	1,323
Total current assets	40,920	40,939
Property and equipment, net	12,663	12,291
Goodwill	21,338	21,338
Other acquired intangible assets, net	19,114	20,845
Long-term marketable securities	104	106
Other assets	937	1,299
Total assets	$95,076	$96,818

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,935	$7,134
Accrued compensation and benefits	3,914	3,586
Accrued commissions	700	632
Short term note payable and capital lease obligation	434	5,115
Other accrued expenses	2,851	3,132
Total current liabilities	17,834	19,599
Long term borrowing against line of credit	9,000	2,000
Total liabilities	26,834	21,599

Stockholders' Equity:
Common stock, par value	45	45
Additional paid-in capital	185,822	185,323
Accumulated other comprehensive loss	(183)	(147)
Accumulated deficit	(117,442)	(110,002)
Total stockholders' equity	68,242	75,219
Total liabilities and stockholders' equity	$95,076	$96,818

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011
Net revenues	$25,417	$28,079
Cost of revenues	11,404	12,074
Gross margin	14,013	16,005

Operating expenses:
Research and development	11,063	12,860
Selling, general and administrative	8,625	7,125
Acquisition and restructuring related costs	-	2,621
Amortization of acquired intangible assets	1,731	2,444
Total operating expenses	21,419	25,050

Loss from operations	(7,406)	(9,045)
Interest income (expense) and other, net	(5)	(66)
Loss before provision for income taxes	(7,411)	(9,111)

Provision for income taxes	29	21

Net loss	$(7,440)	$(9,132)

Basic net loss per share	$(0.17)	$(0.21)
Shares used to compute basic per share amounts	44,729	44,511

Diluted net loss per share	$(0.17)	$(0.21)
Shares used to compute diluted per share amounts	44,729	44,511

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(7,440)	$(9,132)
Unrealized loss on marketable securities, net	(6)	(8)
Foreign currency translation adjustments	(30)	(12)
Comprehensive net loss	$(7,476)	$(9,152)

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows used in operating activities:
Net loss	$(7,440)	$(9,132)
Adjustments to reconcile net loss to net cash flows used in operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	861	893
Share-based compensation expense	413	514
Amortization of acquired intangible assets	1,731	2,444
Write-downs of inventories	239	370
Other non-cash items	24	78
Changes in operating assets and liabilities:
Accounts receivable	(2,868)	1,327
Inventories	465	323
Other current assets	(1,332)	890
Other assets	137	98
Accounts payable	2,801	76
Accrued compensation and benefits	328	(1,497)
Other accrued expenses	103	1,225
Net cash used in operating activities	(4,538)	(2,391)

Cash flows from investing activities:
Purchases of marketable securities	(2,123)	(505)
Sales and maturities of marketable securities	5,104	5,817
Purchase of property and equipment	(1,008)	(1,085)
Net cash provided by investing activities	1,973	4,227

Cash flows from financing activities:
Borrowings against line of credit	7,000	-
Proceeds from exercise of common stock options	86	24
Principal payment on acquisition note	(4,848)	-
Principal payments on capital lease obligations	(149)	(140)
Net cash provided by (used in) financing activities	2,089	(116)

Effect of exchange rate fluctuations on cash and cash equivalents	(30)	(11)

Net increase in cash and cash equivalents	(506)	1,709
Cash and cash equivalents at beginning of period	12,097	5,835
Cash and cash equivalents at end of period	$11,591	$7,544

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$6
Cash from income tax refunds	$4	$74
Cash paid for interest	$150	$10

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, “PLX” or the “Company”) as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

The unaudited condensed consolidated financial statements include all of the accounts of the Company and those of its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Accumulated Other Comprehensive Loss

The components of accumulated comprehensive loss was as follows (in thousands):

	March 31,	December 31,
	2012	2011
Unrealized gain on investments, net	$3	$9
Cumulative translation adjustments	(186)	(156)
Accumulated other comprehensive loss	$(183)	$(147)

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

The Company offers pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. The Company analyzes current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program.  The Company also offers stock rotation rights to three distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. The Company analyzes inventory at distributors, current stock rotation requests and past experience to determine the ending sales reserve required for this program. Provisions for reserves are charged directly against revenue and the related reserves are recorded as a reduction to accounts receivable.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued a standard which revised the presentation of other comprehensive income (“OCI”). The new guidance requires entities to present net income and OCI in either a single continuous statement or in separate consecutive statements. The guidance does not change the components of net income or OCI, when OCI should be reclassified to net income, or the earnings per share calculation. This accounting guidance is effective for annual reporting periods beginning after December 15, 2011. The Company adopted this guidance as of January 1, 2012 using two consecutive statements.

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

	Three Months Ended
	March 31,
	2012	2011
Risk-free interest rate	0.87%	1.78%
Expected volatility	60.80%	61.60%
Expected life (years)	4.35	4.32

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

As share-based compensation expense recognized in the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table shows total share-based compensation and employee stock ownership plan expenses for the three months ended March 31, 2012 and 2011, included in the respective line items of the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Cost of revenues	$13	$11
Research and development	279	358
Selling, general and administrative	260	295
Total share-based compensation expense	$552	$664

A summary of option activity under the Company’s stock equity plans during the three months ended March 31, 2012 is as follows:

				Weighted Average
				Remaining	Aggregate
	Options Available	Number of	Weighted Average	Contratual Term	Intrinsic
Options	for Grant	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2011	2,590,763	4,612,367	$4.15	4.61	$872,567
Granted	(30,500)	30,500	3.23
Exercised	-	(41,557)	2.08
Cancelled	244,995	(244,995)	8.21

Outstanding at March 31, 2012	2,805,258	4,356,315	$3.94	4.63	$3,091,964

Exercisable at March 31, 2012		2,328,750	$4.29	3.85	$1,798,919

The Black-Scholes weighted average fair values of options granted during the three months ended March 31, 2012 and 2011 were $1.55 and $1.84, respectively.

The following table summarizes ranges of outstanding and exercisable options as of March 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$1.50-$2.05	940,047	3.78	$2.02	736,196	$2.02
$2.06-$3.48	1,272,298	5.58	3.26	363,542	3.35
$3.49-$3.87	938,000	5.22	3.76	367,900	3.79
$3.88-$7.03	941,170	4.40	5.13	596,312	5.24
$7.04-$15.58	264,800	1.82	10.40	264,800	10.40
Total	4,356,315	4.63	$3.94	2,328,750	$4.29

The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $47,000 and $22,000, respectively. The fair value of options vested during the three months ended March 31, 2012 was approximately $0.8 million. As of March 31, 2012, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $1.3 million which is expected to be recognized as expense over a weighted average period of approximately 1.26 years.

3.  Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	March 31,	December 31,
	2012	2011
Work-in-process	$4,213	$4,216
Finished goods	3,979	4,680
Total	$8,192	$8,896

The Company evaluates the need for potential inventory provisions by considering a combination of factors including the life of the product, sales history, obsolescence, sales forecasts and expected sales prices.

4.  Net Loss Per Share

The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2012	2011

Net loss	$(7,440)	$(9,132)
Weighted average shares of common stock outstanding	44,729	44,511
Net loss per share - basic and diluted	$(0.17)	$(0.21)

As the Company incurred a net loss for the three month periods ended March 31, 2012 and 2011, the effect of dilutive securities, totaling 4.4 million  and 4.8 million shares, respectively, has been excluded from the computation of diluted loss per share, as its impact would be anti-dilutive. Dilutive securities are comprised of options to purchase common stock.

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

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$104	$104	$-	$-
Certificate of deposit	2,137	2,137	-	-
Marketable securities	3,503	-	3,503	-
Total	$5,744	$2,241	$3,503	$-

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$89	$89	$-	$-
Certificate of deposit	2,988	2,988	-	-
Marketable securities	6,161	-	6,161	-
Total	$9,238	$3,077	$6,161	$-

6.  Investments

As of March 31, 2012, the Company’s securities consisted of debt securities and were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices or prices quoted in markets that are not active, with unrealized gains and losses reported in a separate component of stockholders’ equity.  The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity, both of which are included in interest income.  Realized gains and losses are recorded on the specific identification method.

The fair value of available-for-sale investments is as follows (in thousands):

	March 31, 2012
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$2,137	$-	$-	$2,137
Municipal bonds	2,208	3	(1)	2,210
US treasury and government agencies securities	1,292	1	-	1,293
Total bonds, notes and equity securities	$5,637	$4	$(1)	$5,640
Less amounts classified as cash equivalents				(996)
Total short and long-term available-for-sale investments				$4,644

Contractual maturity dates for investments:
Less than one year:				4,540
One to two years:				104
				$4,644

	December 31, 2011
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$2,988	$-	$-	$2,988
Corporate bonds and notes	434	-	-	434
Municipal bonds	2,083	4	-	2,087
US treasury and government agencies securities	3,635	5	-	3,640
Total bonds, notes and equity securities	$9,140	$9	$-	$9,149
Less amounts classified as cash equivalents				(1,494)
Total short and long-term available-for-sale investments				$7,655

Contractual maturity dates for investments:
Less than one year:				7,549
One to two years:				106
				$7,655

As of March 31, 2012 and December 31, 2011, the Company had an aggregate unrealized loss of less than $1,000.

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

7.  Intangibles

The 2010 acquisition of Teranetics and the 2009 acquisition Oxford included the acquisition of $30.5 million and $9.1 million, respectively, of identifiable intangible assets other than goodwill.  All of these intangibles are subject to amortization.  There is no estimated residual value on any of the intangible assets.

The following table summarizes the gross carrying amount and accumulated amortization for each major intangible class and the weighted average amortization period, in total and by major intangible asset class, as of March 31, 2012 (in thousands):

	2012
	Gross Carrying	Accumulated	Net	Amortization	Estimated
	Value	Amortization	Value	Method	Useful Life
Existing and core technology
Oxford USB and Serial Connectivity	$4,600	$(4,600)	$-	Accelerated	3 years
Oxford Network Attached Storage Connectivity	3,800	(3,636)	164	Accelerated	4 years
Teranetics Network PHY	20,100	(5,025)	15,075	Straight-line	6 years
Trade Name
Oxford	600	(600)	-	Straight-line	2 years
Teranetics	200	(150)	50	Straight-line	2 years
Customer Relationships
Oxford	56	(56)	-	Accelerated	1 year
Teranetics	10,200	(6,375)	3,825	Accelerated	3.5 years
Totals	$39,556	$(20,442)	$19,114		4.8 years

The amortization expense for the three month periods ended March 31, 2012 and 2011 was $1.7 million and $2.4 million respectively.

Estimated future amortization expense is as follows (in thousands):

Remainder of 2012	$4,677
2013	4,662
2014	3,912
2015	3,350
2016	2,513
Total	$19,114

8.  Acquisition and Restructuring Costs

Acquisition Costs

For the three months ended March 31, 2011, the Company recorded $1.4 million of carve-out retention bonus expense associated with the 2010 acquisition of Teranetics.  The Company also incurred $55,000 of third party acquisition related costs, primarily for outside legal and accounting costs. These expenses were included in operating expenses under acquisition and restructuring related costs in the Company’s Condensed Consolidated Statement of Operations.

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

Lease Terminations

In October 2010, associated with the acquisition of Teranetics, the Company assumed a building lease in San Jose, California which was vacated in March 2011. Given the then current lease rates and the available space in the area when the property was vacated, the Company recorded a $0.4 million liability, included in other accrued expenses in the Condensed Consolidated Balance Sheet, for the estimated fair value of the future lease costs through June 2012, reduced by estimated sublease rental and adjusted for deferred rent. The total adjusted cash payment was not materially different from the fair value. The lease accrual charge of $0.4 million was recorded in acquisition and restructuring related costs in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2011. The Company expects the lease liability to be fully paid by June 2012.

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

The following table summarizes the activity within the lease termination liability (in thousands):

Liability at December 31, 2011	$281
Cash payments	(140)
Liability at March 31, 2012	$141

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Taiwan	$6,235	$5,228
China	5,420	6,028
United States	3,721	6,138
Germany	3,614	3,826
Singapore	3,368	3,913
Other Asia Pacific	2,583	2,395
Europe, Middle East and Africa	431	501
The Americas - excluding United States	45	50
Total	$25,417	$28,079

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Three Months Ended
	March 31,
	2012	2011
Avnet, Inc.	25%	25%
Excelpoint Systems Pte Ltd	24%	25%
Answer Technology, Inc.	22%	16%

*      Less than 10%

The following distributors accounted for 10% or more of the total accounts receivable balance:

	March 31,
	2012	2011
Excelpoint Systems Pte Ltd	27%	28%
Answer Technology, Inc.	27%	25%
Avnet, Inc.	19%	19%

*      Less than 10%

10. Line of Credit

On September 30, 2011, the Company entered into an agreement with Silicon Valley Bank to establish a two-year $10 million revolving loan facility. The facility provides for revolving advances based on a borrowing-base formula tied to the Company’s receivables and also provides for month-end and fiscal quarter-end advances beyond the borrowing-base formula subject to certain limitations and requirements. Borrowings under the credit facility bear interest at rates equal to the prime rate announced from time to time in The Wall Street Journal. As of March 31, 2012 the prime rate was 3.25%.  The facility also provides for commitment, unused facility and letter-of-credit fees. The facility is secured by liens on the Company’s personal property assets except for intellectual property, which is subject to a negative pledge against encumbrance. As of March 31, 2012 there is $9.0 million outstanding against the facility and borrowing availability is $1.0 million. Interest payments are paid monthly with principal due at maturity.

The facility is subject to certain financial covenants for EBITDA, as defined in the agreement, and a monthly quick ratio computation (PLX’s cash, investments and accounts receivable divided by current liabilities). The Company was in compliance with all financial covenants associated with this facility as of March 31, 2012.

11. Contingencies

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

On February 21, 2012, through February 29, 2012, the claims and defenses asserted in the First Suit were tried to a seven-member jury in the United States District Court for the Eastern District of Texas, Tyler Division.  On February 29, 2012, the jury returned its verdict, finding the patents-in-suit valid and infringed and awarded money damages against PLX in the amount of $1.0 million.  The Court has not entered a final judgment on the jury’s verdict, and the Company intends to vigorously seek reversal of the jury’s verdict through post-trial motions and, if necessary, on appeal.

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

On January 20, 2012, the Court entered an order consolidating the Second and Third Suits into one action.  The Court further ordered that the schedule entered in the Third Suit would govern the consolidated action.  As a result, the consolidated action is currently set for trial in February 2013.  Because this consolidated lawsuit accuses PLX of infringing two separate patents not listed in the First Suit, and because the consolidated matter involves additional parties not named as defendants in the First Suit, this trial date is separate from the February 2012 trial mentioned above.

On March 25, 2011, a related entity, Internet Machines MC LLC, filed a lawsuit against PLX, entitled Internet Machines MC LLC v. PLX Technology, Inc., et al., in the United States District Court for the Eastern District of Texas, Marshall Division.  Internet Machines MC LLC, however, did not serve the initial complaint on PLX.  Instead, on August 26, 2011, Internet Machines MC LLC filed a first amended complaint, which has now been served on PLX, alleging infringement by PLX and the other defendants in the lawsuit of one patent held by Internet Machines MC LLC.  The complaint in this lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of Internet Machines MC LLC's patents.  On November 11, 2011, the Company filed its answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  On March 5, 2012, the Court held an initial case-management conference in this matter.  The Court has entered a scheduling order in this matter, and trial is currently set for July 2013.

As a result of the jury’s February 29, 2012 verdict on the First Suit, the Company accrued $1.0 million as of December 31, 2011.  As noted above, the Court has not filed its final judgment on the jury’s verdict. It is reasonably possible that any change in the ruling as a result of post-trial motions or possible appeals could change the estimated liability.  While it is not possible to determine the ultimate outcome of the remaining three suits, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position, but it is unable to estimate a range of possible loss.

12.  Income Taxes

A provision for income tax of $29,000 has been recorded for the three month period ended March 31, 2012, compared to a provision of $21,000 for the same period in 2011.  Income tax expense for the three months ended March 31, 2012 and March 31, 2011 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items which are fully recognized in the period they occur and miscellaneous state income taxes. The Company excluded from its calculation of the effective tax rate losses in the US since it cannot benefit those losses.

The Company has determined that negative evidence supports the need for a full valuation allowance against its net deferred tax assets at this time. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of March 31, 2012, the Company had unrecognized tax benefits of approximately $4.4 million of which none, if recognized, would result in a reduction of the Company’s effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the three months ended March 31, 2012. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. The Company does not believe the amount of its unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 2007 through 2011 remain open to examination by the federal and most state tax authorities. Net operating loss and tax credit carryforwards generated in prior periods remain open to examination.

13.  Subsequent Events

On April 30, 2012, Integrated Device Technology, Inc., a Delaware corporation (“IDT”), Pinewood Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of IDT (“Merger Sub”), Pinewood Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of IDT (“Merger LLC”) and PLX Technology, Inc., a Delaware corporation (“PLX”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  The Merger Agreement provides that, on and subject to the terms of the Merger Agreement, Merger Sub will commence an exchange offer (the “Offer”) to purchase all of the outstanding shares (the “Shares”) of PLX common stock, $0.001 par value, in exchange for consideration, per Share, comprised of  (i) $3.50 in cash plus (ii) 0.525 of a share of IDT common stock (the sum of (i) and (ii) being the “Offer Price”), without interest and less any applicable withholding taxes.

Consummation of the Offer is subject to various conditions set forth in the Merger Agreement, including, but not limited to (i) at least a majority of shares of PLX common stock then outstanding (calculated on a fully diluted basis) being tendered into the Offer, (ii) the expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (iii) the registration statement for IDT’s common stock issuable in connection with the Offer and Merger being declared effective by the Securities and Exchange Commission (the “SEC”) and the listing of such shares on Nasdaq and (iv) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) with respect to PLX’s business. The Offer is not subject to a financing condition.

The Offer will expire at midnight, New York time, on the later of (i) the 20th business day following and including the commencement date of the Offer and (ii) two business days following the end of the 30-day solicitation period (described below), unless extended in accordance with the terms of the Offer and the Merger Agreement and the applicable rules and regulations of the SEC.

Following consummation of the Offer, Merger Sub will merge with and into PLX with PLX surviving as a wholly-owned subsidiary of IDT (the “Merger,” and PLX after the merger, the “Surviving Corporation”). In the Merger, each outstanding Share that is not tendered and accepted pursuant to the Offer (other than the Shares held in the treasury of PLX and Shares as to which appraisal rights have been perfected in accordance with applicable law) will be cancelled and converted into the right to receive the Offer Price, on the terms and conditions set forth in the Merger Agreement.  Following consummation of the Merger and subject to certain conditions, including the receipt of opinion of counsel to PLX regarding tax-free reorganization, the Surviving Corporation will merge with and into Merger LLC with Merger LLC surviving as a wholly-owned subsidiary of IDT (the “Second Merger”). If the Second Merger occurs, the transaction is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The consummation of the Merger is subject to certain other conditions, including, if required under Delaware law, approval of the Merger Agreement by PLX stockholders.  PLX has granted Merger Sub an option to purchase additional shares of PLX common stock in order to enable Merger Sub to achieve ownership of 90% of the outstanding PLX common stock, which is exercisable by Merger Sub after it purchases shares in the Offer.  This would enable Merger Sub to merge into PLX pursuant to a “short-form” merger under the applicable provisions of Delaware law without a vote of PLX’s stockholders.

The Merger Agreement contains customary representations and warranties by IDT, Merger Sub, Merger LLC and PLX. The Merger Agreement also contains customary covenants and agreements, including with respect to the operations of the business of PLX and its subsidiaries between signing and closing, restrictions on the solicitation of proposals by PLX with respect to alternative transactions, governmental filings and approvals and other matters.

PLX has agreed to certain restrictions on its ability to solicit and respond to any other proposals to acquire PLX. Under the Merger Agreement, in general, PLX is permitted, under a “go-shop” provision, to solicit, provide information to, and engage in discussions with, third parties with respect to alternative acquisition proposals until 11:59 p.m. on May 30, 2012.  PLX may negotiate with parties that submit qualifying competing proposals during the initial solicitation period for a further period expiring at 11:59 p.m. on June 14, 2012. The Offer is required to remain open until two business days following the completion of the 30-day “go-shop” period.

The Merger Agreement contains certain termination rights by PLX and IDT including, with respect to PLX, in the event that the board of directors of PLX determines to accept a Superior Proposal (as defined in the Merger Agreement).  In connection with the termination of the Merger Agreement under specified circumstances, including with respect to the acceptance of a Superior Proposal by PLX, PLX will be required to pay Parent a termination fee of $13.20 million, which fee shall be $6.27 million with respect to the termination of the Merger Agreement in connection with a Superior Proposal prior to May 30, 2012 or if a transaction is entered into with a qualifying party who, prior to June 15, 2012, has made a qualifying proposal.

A copy of the Merger Agreement is attached as Exhibit 2.1 to the Form 8-K filed by PLX on April 30, 2012, to report the signing of the Merger Agreement. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.  Additional information relating to the Merger Agreement is also included in that Form 8-K and in other filings PLX and IDT have made and will make with the SEC relating to the Merger Agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future, but excluding from such “safe harbor” any statements made or deemed made in connection with the agreement described in Note 13 of Notes to condensed Consolidated Financial Statements.  Forward-looking statements include statements regarding our expectations or other prospective statements concerning the Merger Agreement and related transactions described in Note 13 of Notes to condensed Consolidated Financial Statements, future gross margin, our future research and development expenses, our expectations and plans for the 10G Ethernet over copper products that we are developing based on our acquisition of Teranetics, our future unrecognized tax benefits, our ability to meet our capital requirements for the next twelve months, our future capital requirements, current high turns fill requirements and our anticipation that sales to a small number of customers will account for a significant portion of our sales.  Actual results could differ materially from those projected in such forward-looking statements.  Factors that could cause actual results to differ include unexpected changes in the mix of our product sales, unexpected pricing pressures, unexpected capital requirements that may arise due to other possible acquisitions or other events, unanticipated changes in the businesses of our suppliers, and unanticipated cash shortfalls.  Actual results could also differ for the reasons noted under the sub-heading “Factors That May Affect Future Operating Results” in Item 1A, Risk Factors in Part II of this report on Form 10-Q and in other sections of this report on Form 10-Q.  All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

On April 30, 2012, we announced that we entered into an agreement to be acquired by IDT, summarized in Note 13 of Notes to Condensed Consolidated Financial Statements.

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

PLX is a market share leader in PCI Express switches and bridges.  We recognized the trend towards this serial, switched interconnect technology early, launched products for this market long before our competitors, and have deployed multiple generations of products to serve a general-purpose market.  In addition to enabling customer differentiation through our product features, the breadth of our product offering is in itself a significant benefit to our customers, since we can serve the complete needs of our customers with cost-effective solutions tailored to specific system requirements.  PLX supplies an extensive portfolio of PCI Express switches; PCI Express bridges that allow backward compatibility to the previous PCI standard; and our newest bridge enables seamless interoperability between two of the most popular mainstream interconnects: PCI Express and USB 3.0. Our long experience with PCI Express connectivity products enables PLX to deliver reliable devices that operate in non-ideal real-world, system environments.

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

The time period between initial customer evaluation and design completion is generally between six and twelve months, though it can be longer in some circumstances. Furthermore, there is typically an additional six to twelve month or greater period after design completion before a customer requests volume production of our products.  Due to the variability and length of these design cycles and variable demand from customers, we may experience significant fluctuations in new orders from month to month. In addition, we typically make inventory purchases prior to receiving customer orders.  Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results for that quarter and potentially future quarters would be materially and adversely affected.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2011

Net Revenues

The following table shows the revenue by type (in thousands) and as a percentage of net revenues:

	Three Months Ended
	March 31
	2012		2011
PCI Express Revenue	$15,907	62.6%	$14,226	50.7%
Network PHY Revenue	885	3.5%	1,751	6.2%
Connectivity Revenue	8,625	33.9%	12,102	43.1%
	$25,417		$28,079

Net revenues consist primarily of product revenues generated principally by sales of our semiconductor devices.  In the first quarter of 2011, we recorded development service revenues of approximately $1.6 million primarily associated with our Network PHY technology, which was accounted for under the milestone method of revenue recognition. Net revenues for the three month months ended March 31, 2012 decreased 9.5%, or $2.7 million compared to same period in 2011. Excluding development service revenue, revenues decreased by 4.0%, or $1.1 million compared to 2011. The decrease was due to lower sales of our Storage products as a result of the hard disk drive shortage issue in the market and a decrease in our legacy Connectivity products, partially offset by higher sales of our PCI Express due to the ramp of our Gen 2 and Gen 3 products and increased sales of our Network PHY products.

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Three Months Ended
	March 31,
	2012	2011
Avnet, Inc.	25%	25%
Excelpoint Systems Pte Ltd	24%	25%
Answer Technology, Inc.	22%	16%

*      Less than 10%

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

	Three Months Ended
	March 31,
	2012	2011
	in thousands
Gross profit	$14,013	$16,005
Gross margin	55.1%	57.0%

Gross profit for the three months ended March 31, 2012 decreased by 12.5%, or $2.0 million compared to the same period in 2011. Excluding the first quarter 2011 development service revenue of $1.6 million which was recorded at 100% margin, gross profit decreased 2.8% or $0.4 million compared to 2011. The adjusted gross margin for the three months ended March 31, 2011 was 54.4% and gross profit was $14.4 million. The increase in product gross margin was due primarily to the decreased sales of the low margin Storage products within the Connectivity product grouping. The decrease in absolute dollars was due to the decrease in overall product sales.

We expect gross margin to increase slightly in the second quarter of 2012 as a result of product mix. Future gross profit and gross margin are highly dependent on the product and customer mix, timing of development service and IP mix, provisions and sales of previously written down inventory, the position of our products in their respective life cycles and specific manufacturing costs.  Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of tape-out costs at our independent foundries, salaries and related costs, including share-based compensation and expenses for outside engineering consultants.

	Three Months Ended
	March 31,
	2012	2011
	in thousands
R&D expenses	$11,063	$12,860
As a percentage of revenues	43.5%	45.8%

R&D expenses decreased by $1.8 million or 14.0% in the three months ended March 31, 2012 compared to the same period in 2011. The decrease in R&D in absolute dollars and as a percentage of revenue was primarily due to decreases in R&D spending on compensation and benefit expenses of $1.2 million as a result of the divestiture of the UK design team in the fourth quarter of 2011 and tape-out related activities of $0.4 million due to timing of projects taped-out.

We believe continued spending on research and development to develop new products is critical to our success. R&D spending will continue to fluctuate due to timing of projects and tape-out related activities.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related costs, including share-based compensation, commissions to manufactures’ representatives and professional fees, as well as trade show and other promotional expenses.

	Three Months Ended
	March 31,
	2012	2011
	in thousands
SG&A expenses	$8,625	$7,125
As a percentage of revenues	33.9%	25.4%

SG&A expenses increased by $1.5 million or 21.1% in the three months ended March 31, 2012 compared to the same period in 2011. The increase in SG&A in absolute dollars and a percentage of revenue was due primarily to an increase in legal fees of $1.8 million relating to the Internet Machines patent infringement lawsuit in which a significant portion of the increase was due to the February 2012 trial of the first suit, partially offset by a decrease in compensation and benefit expenses due to a decrease in headcount.

Due primarily to our entering into an agreement to be acquired by IDT summarized in Note 13 of Notes to Condensed Consolidated Financial Statements, we expect to incur, in the currently pending quarter and possibly additional future periods, significant additional expenses in connection with the transactions contemplated by the agreement.  See Risk Factors below in this report under the caption “Risks Related to the Proposed Acquisition of the Company by IDT” for a discussion of risks related to the proposed acquisition.

Acquisition and Restructuring Related Costs

	Three Months Ended
	March 31,
	2012	2011
	in thousands
Carve-out retention bonus expense	$-	$1,376
Deal costs	-	55
Severance costs	-	501
Asset impairment	-	42
Lease commitment accrual	-	647
	$-	$2,621

We recorded acquisition related costs associated with the October 1, 2010 acquisition of Teranetics during the three months ended March 31, 2011 of $1.4 million. Approximately $5.3 million was carved out of the consideration as a bonus pool under the Teranetics Employee Retention Plan to be paid out over a period of time, to participants who were employees of Teranetics at the time of a change in control, provided they fulfilled certain future service requirements under the combined entity.  In the three months ended March 31, 2011, we recorded $1.4 million in expense for this retention bonus plan. In the three months ended March 31, 2011, we also incurred $55,000 of third party acquisition related costs, primarily for outside legal and accounting costs.

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

In the three months ended March 31, 2011, in connection with the lease acquired in the Teranetics acquisition and the downsizing of the UK operations, we recorded lease commitment accrual and leasehold impairment charges of $0.6 million and $42,000, respectively.  See Note 8 of the condensed consolidated financial statements for additional information.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets consists of amortization expense related to developed core technology, trade name and customer base acquired as a result of the Teranetics acquisition in October 2010 and the Oxford acquisition in January 2009.

	Three Months Ended
	March 31,
	2012	2011
	in thousands
Amortization of acquired intangible assets	$1,731	$2,444
As a percentage of revenues	6.8%	8.7%

Amortization of acquired intangible assets decreased by $0.7 million or 29.2% in the three months ended March 31, 2012 compared to the same period in 2011. The decrease in amortization expense was due to the accelerated amortization method for the Teranetics customer base, the fourth quarter 2011 acceleration of the Oxford NAS developed core technology as a result of the UK design team divestiture and the Oxford Serial and USB core technology becoming fully amortized in December 2011.

Interest Income (Expense) and Other, Net

	Three Months Ended
	March 31,
	2012	2011
	in thousands
Interest income	$10	$25
Interest expense	(24)	(65)
Other income (expense)	9	(26)
	$(5)	$(66)

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term investment balances. Interest income for the three months ended March 31, 2012 decreased by $15,000 or 60.0%, compared to the same period in 2011. The decrease was due to lower investment balances largely due to operating losses and the payment of the note related to the Teranetics acquisition.

Interest expense for the three months ended March 31, 2012 of $24,000 primarily consisted of interest recorded on the line of credit borrowings and capital lease obligations. For the same period in 2011, interest expense of $65,000 consisted of interest recorded on the notes associated with the acquisition of Teranetics and interest recorded on our capital lease obligations.

Other income includes foreign currency transaction gains and losses and other miscellaneous transactions. Other income may fluctuate significantly due to currency fluctuations.

Provision for Income Taxes

A provision for income tax of $29,000 has been recorded for the three month period ended March 31, 2011, compared to a provision of $21,000 for the same period in 2011. Income tax expense for the three months ended March 31, 2012 and March 31, 2011 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items which are fully recognized in the period they occur and miscellaneous state income taxes. We excluded from our calculation of the effective tax rate losses in the US since we cannot benefit those losses.

We have determined that negative evidence supports the need for a full valuation allowance against our net deferred tax assets at this time. We will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of March 31, 2012, we had unrecognized tax benefits of approximately $4.4 million of which none, if recognized, would result in a reduction of our effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the three months ended March 31, 2012. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. We do not believe the amount of our unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 2007 through 2011 remain open to examination by the federal and most state tax authorities. Net operating loss and tax credit carryforwards generated in prior periods remain open to examination.

Liquidity and Capital Resources

Cash and Investments

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of March 31, 2012 cash, cash equivalents, short and long-term marketable securities were $16.2 million, a decrease of $3.6 million from $19.8 million at December 31, 2011.

Operating Activities

Cash provided by (used in) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, impairments, fair value remeasurements, provisions for excess and obsolete inventories, other non-cash items, and the effect of changes in working capital and other activities. Cash used in operating activities for the three months ended March 31, 2012 was $4.5 million compared to cash used in operating activities of $2.4 million in the same period in 2011. The increase in cash flow used in operations was primarily due to changes in our working capital. Our days sales outstanding increased due to strong shipments late in March 2012 as compared to the same period in 2011. The decrease in inventory reflects our efforts to control inventory levels. Our days payable outstanding increased due to timing of vendor payments. In addition to the changes in accounts receivables, inventories and accounts payable the increase in cash used in working capital related items is due to an increase in prepaid software licenses partially offset by a larger variable compensation payment in the first quarter of 2011.

Investing Activities

Our investing activities are primarily driven by investment of our excess cash, sales of investments, business acquisitions and capital expenditures. Capital expenditures have generally been comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures. The cash provided by investing activities for the three months ended March 31, 2012 of $2.0 million was due to the sales and maturities of investments (net of purchases) of $3.0 million, partially offset by capital expenditures of $1.0 million. Cash provided by investing activities for the three months ended March 31, 2011 of $4.2 million was due to the sales and maturities of investments (net of purchases) of $5.3 million, partially offset by capital expenditures of $1.1 million.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2012 of $2.1 million was due to borrowings against the line of credit of $7.0 million and proceeds from the exercise of stock options of $0.1 million, partially offset by the payment of the note associated with the acquisition of Teranetics of $4.8 million and payments made on capital lease obligations of $0.2 million. Cash used in financing activities for the three month period ended March 31, 2011 of $0.1 million was due to the payments made on capital lease obligations of $0.1 million.

Obligations

As of March 31, 2012, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
		Less than	1-3	More than
	Total	1 Year	Years	3 Years
Operating leases - facilities and equipment	$674	$336	$328	$10
Capital leases - IP and equipment	498	498	-	-
Software licenses	9,262	5,442	3,820	-
Inventory purchase commitments	9,975	9,975	-	-
Borrowing against line of credit	9,000	-	9,000	-
Total cash obligations	$29,409	$16,251	$13,148	$10

On September 30, 2011, we entered into an agreement with Silicon Valley Bank to establish a two-year $10 million revolving loan facility. Borrowings under the credit facility bear interest at rates equal to the prime rate announced from time to time in The Wall Street Journal. As of March 31, 2012 the prime rate was 3.25%.  The facility also provides for commitment, unused facility and letter-of-credit fees. As of March 31, 2012, we have outstanding borrowings of $9.0 million. The facility is subject to certain financial covenants for EBITDA, as defined in the agreement, and a monthly quick ratio computation (PLX’s cash, investments and accounts receivable divided by current liabilities). We were in compliance with all financial covenants associated with this facility as of March 31, 2012. See Note 10 of the condensed consolidated financial statements for additional information.

We believe that our existing resources, together with cash generated from our operations will be sufficient to meet our capital requirements for at least the next twelve months.  Our future capital requirements will depend on many factors, including the inventory levels we maintain, the level of investment we make in new technologies and improvements to existing technologies and the levels of monthly expenses required to launch new products.  To the extent that existing resources and future earnings are insufficient to fund our future activities, we may need to raise additional funds through public or private financings.  Additional funds may be difficult to obtain as a result of the pending transaction with IDT, and may not be available or, if available, we may not be able to obtain them on terms favorable to us and our stockholders.

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

As of March 31, 2012, we offer pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. We analyze current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program.  We also offer stock rotation rights to three distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. We analyze inventory at distributors, current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required for this program.  Provisions for reserves are charged directly against revenue and related reserves are recorded as a reduction to accounts receivable.

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

Taxes

We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of March 31, 2012, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. We will maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance.

Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents, short-term investments and long-term investments of $5.6 million at March 31, 2012.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  We invest primarily in high quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $25,000 decrease (less than 1%) in the fair value of our available-for-sale securities.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On January 20, 2012, the Court entered an order consolidating the Second and Third Suits into one action.  The Court further ordered that the schedule entered in the Third Suit would govern the consolidated action.  As a result, the consolidated action is currently set for trial in February 2013.  Because this consolidated lawsuit accuses PLX of infringing two separate patents not listed in the First Suit, and because the consolidated matter involves additional parties not named as defendants in the First Suit, this trial date is separate from the February 2012 trial mentioned above.

On March 25, 2011, a related entity, Internet Machines MC LLC, filed a lawsuit against PLX, entitled Internet Machines MC LLC v. PLX Technology, Inc., et al., in the United States District Court for the Eastern District of Texas, Marshall Division.  Internet Machines MC LLC, however, did not serve the initial complaint on PLX.  Instead, on August 26, 2011, Internet Machines MC LLC filed a first amended complaint, which has now been served on PLX, alleging infringement by PLX and the other defendants in the lawsuit of one patent held by Internet Machines MC LLC.  The complaint in this lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of Internet Machines MC LLC's patents.  On November 11, 2011, we filed our answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  On March 5, 2012, the Court held an initial case-management conference in this matter. The Court has entered a scheduling order in this matter, and trial is currently set for July 2013.

As a result of the jury’s February 29, 2012 verdict on the First Suit, we accrued $1.0 million as of December 31, 2011.  As noted above, the Court has not filed its final judgment on the jury’s verdict. It is reasonably possible that any change in the ruling as a result of post-trial motions or possible appeals could change the estimated liability.  While it is not possible to determine the ultimate outcome of the remaining three suits, we believe that we have meritorious defenses with respect to the claims asserted against us and intend to vigorously defend our position, but we are unable to estimate a range of possible loss.

ITEM 1A.  RISK FACTORS

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including those set forth below.  The following risk factors have been updated from those set forth in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, and are included herein in their entirety.

RISKS RELATED TO THE PROPOSED ACQUISITION OF THE COMPANY BY IDT

Failure To Complete, Or Delays In Completing, The Transaction With IDT Announced On April 30, 2012, Could Materially And Adversely Affect The Company’s Business, Results Of Operations, Financial Condition And Stock Price

On April 30, 2012, Integrated Device Technology, Inc., a Delaware corporation (“IDT”), Pinewood Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of IDT, Pinewood Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of IDT and PLX Technology, Inc., a Delaware corporation (“PLX”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  The Merger Agreement provides that, on and subject to the terms of the Merger Agreement, Pinewood Acquisition Corp. will commence an exchange offer (the “Offer”) to purchase all of the outstanding shares of PLX common stock in exchange for consideration, per Share, comprised of  (i) $3.50 in cash plus (ii) 0.525 of a share of IDT common stock (the sum of (i) and (ii) being the “Offer Price”), without interest and less any applicable withholding taxes.

Consummation of the Offer is subject to various conditions set forth in the Merger Agreement, including, but not limited to (i) at least a majority of shares of PLX common stock then outstanding (calculated on a fully diluted basis) being tendered into the Offer, (ii) the expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (iii) the registration statement for IDT’s common stock issuable in connection with the Offer and Merger being declared effective by the SEC, and the listing of such shares on NASDAQ, and (iv) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) with respect to PLX’s business.  The Offer is not subject to a financing condition.

A copy of the Merger Agreement is included as an exhibit to a Form 8-K we filed on April 30, 2012, to report the Merger Agreement, and the references in this report to the Merger Agreement are qualified in their entirety by reference to the full text of the Merger Agreement.  The Offer has not commenced as of the date of filing this report. PLX and IDT will be filing with the SEC documents that will contain important information for PLX stockholders and other interested persons relating to the Offer.  The discussion of risks below is not an offer to sell or the solicitation of an offer to buy any securities or otherwise participate in the Offer.

We cannot assure at this time that the parties will be able to complete the Offer and mergers contemplated by the Merger Agreement (with other related transactions contemplated by the Merger Agreement, the “Transaction”) as contemplated under the Merger Agreement or at all.  Risks related to the pending status of the Transaction, and/or failure to complete the Transaction, include the following:

•	If the Transaction is not completed, PLX would not realize the potential benefits of the Transaction, which could have a negative effect on our stock price;
•	PLX will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Transaction, whether or not it is consummated;
•
Under certain circumstances relating to superior proposals as described in the Merger Agreement (and there are no assurances as to when or whether superior proposals might be made or on what terms), PLX must pay a termination fee to IDT in the amount of $13.20 million or $6.27 million if Merger Agreement is terminated by PLX;

•	The attention of PLX management and employees may be diverted from day-to-day operations during the period up to the completion of the merger;

•	Both ordinary course and other transactions may be disrupted by uncertainty over when or if the Transaction will be completed;
•	Our customers, suppliers and other third parties may seek to modify or terminate existing agreements, or delay entering into new agreements, as a result of the announcement of the Transaction;
•
Under the Merger Agreement, PLX is subject to certain restrictions on the conduct of its business prior to completing the Transaction, which restrictions could adversely affect our ability to conduct business as it otherwise would have done without these restrictions; and

•	Our ability to retain current key employees or attract new employees may be harmed by uncertainties associated with the Transaction.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition and stock price.

Lawsuits May Be Filed Against PLX, The Members Of Its Board Of Directors, IDT And Possibly Others Challenging The Transaction, And An Adverse Judgment In Any Such Lawsuit May Prevent The Offer From Being Consummated Or The Transaction From Being Completed On The Desired Schedule, And Could Result In Significant Additional Expenses To PLX

Proposed acquisitions of publicly traded target companies, such as the Transaction, frequently lead to lawsuits filed against the parties and/or their management, based on allegations of breach of fiduciary care and loyalty allegedly resulting from a failure to maximize shareholder value, allegations that the process of entering into the transaction breach alleged duties, allegations that the documents filed by the parties with the SEC contain misstatements or omissions that should be corrected, or other claims.

There can be no assurance that PLX and other potential defendants in these lawsuits will be successful in their defenses.  An unfavorable outcome in any of the lawsuits could prevent or delay completion of the Transaction and/or result in substantial costs.

If The Transaction Is Completed, The Combined Company May Not Perform As PLX Or Investors May Expect, Which Could Have An Adverse Effect On The Price Of IDT Common Shares, Which PLX Stockholders Will Receive As Part Of The Offer Price

The integration of PLX into IDT’s existing operations may be a complex, time-consuming and expensive process and could disrupt IDT’s existing operations.  IDT may not realize the anticipated benefits of the Transaction.  IDT may encounter the following risks which could materially and adversely affect the results of operations, business, financial condition and stock price of the combined company:

•	conflicts between business cultures;
•	difficulties and delays in the integration of operations, personnel, technologies, products, and other systems of the acquired business;
•	the diversion of management’s attention from normal daily operations of the business;
•	complexities associated with managing the larger, more complex, combined business;
•	large one-time write-offs;
•	the incurrence of contingent liabilities;
•	contractual and/or intellectual property disputes;
•	lost sales and customers as a result of customers of either of the two companies deciding not to do business with the combined company;
•	problems, defects or other issues relating to acquired products or technologies that become known to the combined company following the consummation of the offer or the mergers;
•	conflicts in distribution, marketing or other important relationships;
•	difficulties caused by entering geographic and business markets in which IDT has no or only limited experience;
•	acquired products and services that may not attract customers;
•	loss of key employees and disruptions among employees that may erode employee morale;
•	inability to implement uniform standards, controls, policies and procedures; or
•	failure to achieve anticipated levels of revenue, profitability or productivity.

IDT’s operating expenses may increase significantly over the near term due to the Transaction.  To the extent that the expenses increase but revenues do not, there are unanticipated expenses related to the integration process, or there are significant costs associated with presently unknown liabilities, IDT’s business, operating results and financial condition may be adversely affected.  Failure to minimize the numerous risks associated with the post-acquisition integration strategy also may adversely affect the trading price of IDT’s common stock.

The Announcement And Pendency Of The IDT Transaction Could Cause Disruptions In The Businesses Of IDT Or PLX, Which Could Have An Adverse Effect On Their Respective Business And Financial Results, And Consequently On The Combined Company

IDT and PLX have operated and, until the consummation of the initial merger (as described in the Merger Agreement), will continue to operate, independently.  Uncertainty about the effect of the Transaction on customers, suppliers and employees may have an adverse effect on IDT or PLX, and consequently on the combined company.  In response to the announcement of the offer and mergers, existing or prospective customers or suppliers of IDT or PLX may:

•	delay, defer or cease purchasing products or services from or providing products or services to IDT, PLX or the combined company;
•	delay or defer other decisions concerning IDT, PLX or the combined company; or
•	otherwise seek to change the terms on which they do business with IDT, PLX or the combined company.

Any such delays or changes to terms could materially and adversely affect the business, results of operations and financial condition of either company or, if the Transaction is completed, the combined company.

In addition, as a result of the Transaction, current and prospective employees could experience uncertainty about their future with IDT, PLX or the combined company.  These uncertainties may impair the ability of each company to retain, recruit or motivate key personnel.

PLX And IDT Will Incur Significant Costs In Connection With The Transaction, Whether Or Not It Is Consummated, And The Integration Of PLX Into IDT May Result In Significant Expenses And Accounting Charges That Adversely Affect IDT’s Operating Results And Financial Condition

PLX and IDT will incur substantial expenses related to the Transaction, whether or not the Transaction is completed.  PLX estimates that it will incur direct transaction costs of approximately $4.8 million in connection with the Transaction, approximately $2.3 million of which is not contingent upon consummation of the Transaction.  Moreover, in the event that the Merger Agreement is terminated, PLX may, under some circumstances, be required to pay IDT a $13.20 million or $6.27 million termination fee.  Payment of these expenses by PLX as a standalone entity would adversely affect PLX’s operating results and financial condition and would likely adversely affect its stock price.

In accordance with generally accepted accounting principles, IDT will account for the acquisition of PLX using the acquisition method of accounting.  IDT’s financial results may be adversely affected by the resulting accounting charges incurred in connection with the offer and the mergers.  IDT may also incur additional costs associated with combining the operations of IDT and PLX, which may be substantial but which cannot be readily estimate at this time.

The price of IDT’s common stock could decline to the extent IDT’s financial results are materially and adversely affected by the expenses and costs of the Transaction.  The consummation of the Transaction may result in dilution of future earnings per share to IDT’s stockholders, decline in operating results, or a weaker financial condition compared to that which would have been achieved by IDT on a stand-alone basis.

Consummation Of The Offer May Adversely Affect The Liquidity Of The Shares Of PLX Common Stock Not Tendered In The Offer

If the Offer is completed but not all shares of PLX common stock are tendered in the Offer, the number of PLX stockholders and the number of shares of PLX common stock publicly held will be greatly reduced.  As a result, the closing of the Offer could adversely affect the liquidity and market value of the remaining shares of PLX common stock held by the public.

OTHER RISKS RELATING TO OUR BUSINESS

Global Economic Conditions May Continue to Have an Adverse Effect on Our Businesses and Results of Operations

In late 2008 and 2009, the severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy contributed to slowdowns in the industries in which we operate.  Economic uncertainty exacerbated negative trends in spending and caused certain customers to push out, cancel, or refrain from placing orders, which reduced revenue. We have seen market conditions improve since the second half of 2009 and throughout most of 2010; however, we are seeing the rate of growth has slowed as inventory levels have balanced themselves out in 2011 and into 2012. Difficulties in obtaining capital and uncertain market conditions may lead to the inability of some customers to obtain affordable financing, resulting in lower sales. Customers with liquidity issues may lead to additional bad debt expense. These conditions may also similarly affect key suppliers, which could affect their ability to deliver parts and result in delays in the availability of product.  Further, these conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. In addition, we maintain an investment portfolio that is subject to general credit, liquidity, market and interest rate risks that may be exacerbated by deteriorating financial market conditions and, as a result, the value and liquidity of the investment portfolio could be negatively impacted and lead to impairment.  If the current improving economic conditions are not sustained or begin to deteriorate again, or if we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

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

Historically, a relatively small number of customers have accounted for a significant portion of our net revenues in any particular period.  See Note 9 of the condensed consolidated financial statements for customer concentrations.

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

In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions. Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business.  See “Business -- Products,” and “-- Competition” in Part I of Item I of our Form 10-K for the year ended December 31, 2011.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. For the three months ended March 31, 2012 and 2011, sales through distributors accounted for approximately 88% and 86%, respectively, of our net revenues. Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

See Note 11 of the condensed consolidated financial statements for a description of the four lawsuits filed against us by a company alleging patent infringement.

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

Sales outside of the United States accounted for approximately 85% of our revenues for the three months ended March 31, 2012.  In 2011 and 2010, sales outside of the United States accounted for approximately 79% and 82% of our revenues, respectively.  Sales outside of the United States may fluctuate in future periods and are expected to account for a large portion of our revenues.  In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the United States, thereby exposing us indirectly to foreign risks.  Further, most of our semiconductor products are manufactured outside of the United States.  Accordingly, we are subject to international risks, including:

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

2.1
Agreement and Plan of Merger, dated as of April 30, 2012, between Integrated Device Technology, Inc., Pinewood Acquisition Corp., Pinewood Merger Sub, LLC and PLX Technology, Inc., incorporated herein by this reference from Exhibit 2.1 to the PLX Form 8-K filed on April 30, 2012, reporting the agreement under Item 1.01.  Except as filed therewith, the exhibits and schedules to the agreement, as set forth in the agreement, have not been filed pursuant to Item 601(b)(2) of Regulation S-K.  PLX agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

2.2
Tender and Support Agreement, dated as of April 30, 2012, between Integrated Device Technology, Inc., Pinewood Acquisition Corp. and the stockholders of PLX Technology, Inc. party thereto, incorporated herein by this reference from Exhibit 99.2 to the PLX Form 8-K filed on April 30, 2012, reporting the agreement under Item 1.01.

10.1	PLX Severance Plan for Executive Management, incorporated herein by this reference from Exhibit 10.1 to the PLX Form 8-K filed on April 30, 2012, reporting the agreement under Item 5.02.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 8, 2012

By     /s/ Arthur O. Whipple
         Arthur O. Whipple
         Chief Financial Officer
         (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of April 30, 2012, between Integrated Device Technology, Inc., Pinewood Acquisition Corp., Pinewood Merger Sub, LLC and PLX Technology, Inc., incorporated herein by this reference from Exhibit 2.1 to the PLX Form 8-K filed on April 30, 2012, reporting the agreement under Item 1.01.  Except as filed therewith, the exhibits and schedules to the agreement, as set forth in the agreement, have not been filed pursuant to Item 601(b)(2) of Regulation S-K.  PLX agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

2.2
Tender and Support Agreement, dated as of April 30, 2012, between Integrated Device Technology, Inc., Pinewood Acquisition Corp. and the stockholders of PLX Technology, Inc. party thereto, incorporated herein by this reference from Exhibit 99.2 to the PLX Form 8-K filed on April 30, 2012, reporting the agreement under Item 1.01.

10.1	PLX Severance Plan for Executive Management, incorporated herein by this reference from Exhibit 10.1 to the PLX Form 8-K filed on April 30, 2012, reporting the agreement under Item 5.02.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.