Form 10-Q
period 2012-06-30
PLX TECHNOLOGY INC
filed 2012-08-08
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

As of June 30, 2012 there were 44,905,266 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2012

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30,	December 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$4,740	$12,097
Short-term marketable securities	5,114	7,549
Accounts receivable, net	15,572	11,074
Inventories	10,787	8,896
Other current assets	2,354	1,323
Total current assets	38,567	40,939
Property and equipment, net	12,090	12,291
Goodwill	21,338	21,338
Other acquired intangible assets, net	7,607	20,845
Long-term marketable securities	385	106
Other assets	784	1,299
Total assets	$80,771	$96,818

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$12,071	$7,134
Accrued compensation and benefits	5,148	3,586
Accrued commissions	795	632
Short term note payable and capital lease obligation	235	5,115
Other accrued expenses	2,573	3,132
Total current liabilities	20,822	19,599
Long term borrowing against line of credit	8,500	2,000
Total liabilities	29,322	21,599

Stockholders' Equity:
Common stock, par value	45	45
Additional paid-in capital	187,286	185,323
Accumulated other comprehensive loss	(221)	(147)
Accumulated deficit	(135,661)	(110,002)
Total stockholders' equity	51,449	75,219
Total liabilities and stockholders' equity	$80,771	$96,818

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenues	$26,063	$30,745	$51,480	$58,824
Cost of revenues	11,095	13,445	22,499	25,519
Gross margin	14,968	17,300	28,981	33,305

Operating expenses:
Research and development	10,999	13,574	22,062	26,434
Selling, general and administrative	7,683	6,678	16,308	13,803
Acquisition and restructuring related costs	2,350	485	2,350	3,106
Amortization of acquired intangible assets	1,728	2,444	3,459	4,888
Impairment of assets	10,343	-	10,343	-
Total operating expenses	33,103	23,181	54,522	48,231

Loss from operations	(18,135)	(5,881)	(25,541)	(14,926)
Interest income (expense) and other, net	(55)	(101)	(60)	(167)
Loss before provision for income taxes	(18,190)	(5,982)	(25,601)	(15,093)

Provision for income taxes	29	30	58	51

Net loss	$(18,219)	$(6,012)	$(25,659)	$(15,144)

Basic net loss per share	$(0.41)	$(0.14)	$(0.57)	$(0.34)
Shares used to compute basic per share amounts	44,797	44,526	44,763	44,519

Diluted net loss per share	$(0.41)	$(0.14)	$(0.57)	$(0.34)
Shares used to compute diluted per share amounts	44,797	44,526	44,763	44,519

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss	$(18,219)	$(6,012)	$(25,659)	$(15,144)
Unrealized gain (loss) on marketable securities, net	(2)	18	(8)	10
Foreign currency translation adjustments	(36)	41	(66)	29
Comprehensive net loss	$(18,257)	$(5,953)	$(25,733)	$(15,105)

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows used in operating activities:
Net loss	$(25,659)	$(15,144)
Adjustments to reconcile net loss to net cash flows used in operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	1,676	1,762
Share-based compensation expense	1,301	1,185
Amortization of acquired intangible assets	3,459	4,888
Impairment of assets	10,343	-
Write-downs of inventories	307	766
Other non-cash items	48	172
Changes in operating assets and liabilities:
Accounts receivable	(4,498)	820
Inventories	(2,197)	(908)
Income tax receivable	-	901
Other current assets	(1,030)	832
Other assets	146	(83)
Accounts payable	4,937	1,063
Accrued compensation and benefits	1,562	(835)
Other accrued expenses	(81)	850
Net cash used in operating activities	(9,686)	(3,731)

Cash flows from investing activities:
Purchases of marketable securities	(4,112)	(3,368)
Sales and maturities of marketable securities	6,213	11,716
Purchase of property and equipment	(1,668)	(1,992)
Net cash provided by investing activities	433	6,356

Cash flows from financing activities:
Borrowings against line of credit	9,500	-
Principal payments on line of credit	(3,000)	-
Proceeds from exercise of common stock options	662	60
Principal payment on acquisition note	(4,848)	-
Principal payments on capital lease obligations	(348)	(378)
Net cash provided by (used in) financing activities	1,966	(318)

Effect of exchange rate fluctuations on cash and cash equivalents	(70)	(22)

Net increase (decrease) in cash and cash equivalents	(7,357)	2,285
Cash and cash equivalents at beginning of period	12,097	5,835
Cash and cash equivalents at end of period	$4,740	$8,120

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14	$6
Cash from income tax refunds	$15	$978
Cash paid for interest	$209	$23

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, “PLX” or the “Company”) as of June 30, 2012 and for the three and six month periods ended June 30, 2012 and 2011 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Pending Transaction

On April 30, 2012, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Integrated Device Technology, Inc. (“IDT”) in which IDT will purchase all of the Company's outstanding shares of common stock in exchange for consideration, per share, comprised of (i) $3.50 in cash plus (ii) 0.525 of a share of IDT common stock.

The agreement contains certain termination rights by the Company and IDT including the Company's acceptance of a superior proposal.  In the event that the Merger Agreement is terminated, the Company may, under specified circumstances, be required to pay a termination fee of $13.20 million.

The agreement is subject to various conditions, including, but not limited to (i) at least a majority of shares of PLX common stock then outstanding (calculated on a fully diluted basis) being tendered into the Offer, (ii) the expiration or termination of the applicable Hart-Scott-Rodino Act (“HSR Act”) waiting period, (iii) the registration statement for IDT's common stock issuable in connection with the Offer and Merger being declared effective by the SEC and the listing of such shares on Nasdaq and (iv) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) with respect to PLX's business.

On May 7, 2012, IDT and the Company made premerger filings under the HSR Act with the Federal Trade Commission (“FTC”) and the Antitrust Division of the U.S. Department of Justice. On June 5, 2012, following consultation with the FTC and PLX, IDT voluntarily withdrew its Notification and Report Form with respect to the exchange offer and the merger. IDT re-filed its Notification and Report form on June 6, 2012. On July 6, 2012, IDT and PLX each received a request for additional information from the FTC (the Second Request). This Second Request extends the waiting period applicable to the exchange offer under the HSR Act, which was set to expire on July 6, 2012 at 11:59 p.m., New York City time. The waiting period is extended until 11:59 p.m., New York City time, on the thirtieth day (or the next business day) after both IDT and PLX substantially comply with the Second Request, as specified by the HSR Act and the implementing rules, subject to extension by agreement among the parties.

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

Accumulated Other Comprehensive Loss

The components of accumulated comprehensive loss was as follows (in thousands):

	June 30,	December 31,
	2012	2011
Unrealized gain on investments, net	$1	$9
Cumulative translation adjustments	(222)	(156)
Accumulated other comprehensive loss	$(221)	$(147)

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued amended standards to simplify how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. These amended standards are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

2.  Share-Based Compensation

Equity Incentive Plans

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

Employee Stock Ownership Plan

In January 2009, the Company established the PLX Technology, Inc. Employee Stock Ownership Plan (the “ESOP”). The ESOP is a tax-qualified defined contribution retirement plan that is non-contributory.  PLX regular employees (other than nonresident aliens with no U.S.-source income, employees covered by a collective bargaining agreement, leased employees and employees of a non-participating subsidiary of PLX) who are at least 18 years old and have worked for PLX for at least 12 consecutive months are eligible to participate in the ESOP.  The Company made cash contributions equal to a percentage of eligible compensation that is determined annually by the Board of Directors. Eligible compensation is limited to $150,000.  The contributions were used to purchase common stock of the Company. Since the adoption of the ESOP, the Company has made annual contributions of 2% of each employee's eligible compensation up to a maximum of $3,000 for any single employee (2% of $150,000 of eligible compensation).  In accordance with the IDT merger agreement, the Company ceased contributing to the plan after the April 2012 contribution. Eligible participants received a share allocation at the end of the plan year based on the contributions plus an additional allocation for forfeitures that occurred during the plan year.  The shares and forfeitures are allocated to each ESOP participant who is employed on the last day of the ESOP Plan Year (December 31) in the same proportion that the compensation (up to the $150,000 limit) of each ESOP participant bears to the eligible compensation of all ESOP participants.

Share-Based Compensation Expense

The fair value of share-based awards is calculated using the Black-Scholes option pricing model, which requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The weighted-average fair value of share-based compensation to employees is based on the multiple option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of share-based compensation awards to employees is amortized using the straight-line method over the vesting period of the awards. The weighted-average fair value calculations are based on the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Risk-free interest rate	0.62%	1.22%	0.73%	1.46%
Expected volatility	63.60%	61.60%	62.40%	61.60%
Expected life (years)	4.35	4.32	4.35	4.32

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

As share-based compensation expense recognized in the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table shows total share-based compensation and employee stock ownership plan expenses for the three and six months ended June 30, 2012 and 2011, included in the respective line items of the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost of revenues	$36	$12	$49	$23
Research and development	450	381	729	739
Selling, general and administrative	444	391	704	686
Total share-based compensation expense	$930	$784	$1,482	$1,448

A summary of option activity under the Company’s stock equity plans during the six months ended June 30, 2012 is as follows:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
Options	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2011	4,612,367	$4.15	4.61	$872,567
Granted	1,038,000	4.35
Exercised	(204,148)	3.24
Cancelled	(292,554)	7.58

Outstanding at June 30, 2012	5,153,665	$4.03	4.78	$13,098,442

Exercisable at June 30, 2012	2,421,058	$4.23	3.69	$6,248,927

The Black-Scholes weighted average fair values of options granted during the three months ended June 30, 2012 and 2011 were $2.17 and $1.64, respectively.

The Black-Scholes weighted average fair values of options granted during the six months ended June 30, 2012 and 2011 were $2.16 and $1.77, respectively.

The following table summarizes ranges of outstanding and exercisable options as of June 30, 2012:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$1.80-$3.24	1,242,731	3.98	$2.24	833,410	$2.11
$3.25-$3.73	1,481,906	5.40	3.54	511,340	3.50
$3.74-$4.10	1,159,973	5.82	4.04	212,635	3.86
$4.11-$7.03	1,009,255	4.49	5.32	603,873	5.25
$7.04-$15.58	259,800	1.55	10.43	259,800	10.43
Total	5,153,665	4.78	$4.03	2,421,058	$4.23

The total intrinsic value of options exercised during the three and six months ended June 30, 2012 was $0.4 million and $0.5 million, respectively. For the same periods in 2011, the total intrinsic value of options exercised was $30,000 and $53,000, respectively. The fair value of options vested during the three and six months ended June 30, 2012 was approximately $0.6 million and $1.4 million, respectively. As of June 30, 2012, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $3.3 million which is expected to be recognized as expense over a weighted average period of approximately 1.46 years.

The following table summarizes the activity for our nonvested restricted stock units (“RSUs”) during the six months ended June 30, 2012:

	Nonvested Restricted Stock Units
	Number of	Weighted Average
	Shares	Grant-Date Fair Value
December 31, 2011	-	$-
Granted	199,000	$6.66
Cancelled	(3,000)	$6.66
June 30, 2012	196,000	$6.66

As of June 30, 2012, total unrecognized compensation cost related to nonvested RSUs was $1.0 million which is expected to be recognized as expense over the second half of 2012. RSUs vest on January 1, 2013 or accelerate upon an employee’s involuntary separation from the Company.

3.  Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	June 30,	December 31,
	2012	2011
Work-in-process	$5,955	$4,216
Finished goods	4,832	4,680
Total	$10,787	$8,896

The Company evaluates the need for potential inventory write downs by considering a combination of factors including the life of the product, sales history, obsolescence, sales forecasts and expected sales prices.

4.  Net Loss Per Share

The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net loss	$(18,219)	$(6,012)	$(25,659)	$(15,144)
Weighted average shares of common stock outstanding	44,797	44,526	44,763	44,519
Net loss per share - basic and diluted	$(0.41)	$(0.14)	$(0.57)	$(0.34)

As the Company incurred a net loss for the three and six month periods ended June 30, 2012 and 2011, the effect of dilutive securities, totaling 5.3 million for the three and six months ended June 30, 2012 and 5.2 million for the three and six months ended June 30, 2011 has been excluded from the computation of diluted loss per share, as its impact would be anti-dilutive. Dilutive securities are comprised of options to purchase common stock.

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

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$14	$14	$-	$-
Certificate of deposit	2,273	2,273	-	-
Marketable securities	3,475	-	3,475	-
Total	$5,762	$2,287	$3,475	$-

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$89	$89	$-	$-
Certificate of deposit	2,988	2,988	-	-
Marketable securities	6,161	-	6,161	-
Total	$9,238	$3,077	$6,161	$-

The fair value of assets and liabilities measured on a non-recurring basis is as follows (in thousands):

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Ethernet related core technology	$4,628	$-	$-	$4,628
Ethernet related trade name	8			8
Ethernet related customer relationships	73			73
Ethernet equipment	272	-	-	272
Total	$4,981	$-	$-	$4,981

As a result of the uncertainty of and reduction in forecasted cash flows, resulting in an increase in the probability that the 10 Gigabit Ethernet asset group would be sold or disposed of, the Company assessed the Ethernet related assets and recorded an impairment charge of $10.3 million. See Note 7 of the condensed consolidated financial Statements for more information.

6.  Investments

As of June 30, 2012, the Company’s securities consisted of debt securities and were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices or prices quoted in markets that are not active, with unrealized gains and losses reported in a separate component of stockholders’ equity.  The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity, both of which are included in interest income.  Realized gains and losses are recorded on the specific identification method.

The fair value of available-for-sale investments is as follows (in thousands):

	June 30, 2012
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$2,273	$-	$-	$2,273
Corporate bonds and notes	282	-	-	282
Municipal bonds	2,615	2	(1)	2,616
US treasury and government agencies securities	577	-	-	577
Total bonds, notes and equity securities	$5,747	$2	$(1)	$5,748
Less amounts classified as cash equivalents				(249)
Total short and long-term available-for-sale investments				$5,499

Contractual maturity dates for investments:
Less than one year:				5,114
One to two years:				385
				$5,499

	December 31, 2011
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$2,988	$-	$-	$2,988
Corporate bonds and notes	434	-	-	434
Municipal bonds	2,083	4	-	2,087
US treasury and government agencies securities	3,635	5	-	3,640
Total bonds, notes and equity securities	$9,140	$9	$-	$9,149
Less amounts classified as cash equivalents				(1,494)
Total short and long-term available-for-sale investments				$7,655

Contractual maturity dates for investments:
Less than one year:				7,549
One to two years:				106
				$7,655

The following table shows the gross unrealized losses and fair value for investments in an unrealized loss position as of June 30, 2012, aggregated by investment category and the length of time that individual securities have been is a continuous loss position (in thousands):

	June 30, 2012
	Less than 12 Months		12 months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Municipal Bonds	$1,255	$(1)	$-	$-	$1,255	$(1)
Total	$1,255	$(1)	$-	$-	$1,255	$(1)

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

7.  Asset Impairment

In June 2012 the Company recorded impairment charges of $10.3 million related to its 10 Gigabit Ethernet business, including core technology of $9.6 million, trade name and customer relationships of $0.2 million and certain tangible assets of $0.5 million.  The primary factors contributing to this impairment charge was the uncertainty of and reduction in forecasted cash flows, resulting in  an increase in the probability that the product line will be sold or disposed of based on the reduction and timing of future cash flows.  In determining the amount of impairment charges the Company calculated the fair value of the asset group as of the impairment date.  The fair value was determined using the weighted average of a discounted cash flow analysis and a market approach along with proceeds received from Entropic in July 2012 in connection with the IP license agreement.  The discounted cash flow approach calculates the value based on the risk-adjusted present value of the cash flows related to 10 Gigabit Ethernet while the market approach calculates the value based on  indications of what a market participant would pay for the asset group.  The key unobservable inputs utilized in the discounted cash flow model include a 40% discount rate, a tax rate of 40% and future cash flows based on current product and market data.  The impairment was recorded in income from operations under impairment of assets in the Company’s Condensed Consolidated Statement of Operations.

8.  Intangibles

The following table summarizes the gross carrying amount and accumulated amortization for each major intangible class and the weighted average amortization period, in total and by major intangible asset class, as of June 30, 2012 (in thousands):

	2012
	Gross Carrying	Accumulated	Net
	Value	Amortization	Value
Existing and core technology
Oxford USB and Serial Connectivity	$4,600	$(4,600)	$-
Oxford Network Attached Storage Connectivity	3,800	(3,714)	86
Teranetics Network PHY	4,628	-	4,628
Trade Name
Oxford	600	(600)	-
Teranetics	8	-	8
Customer Relationships
Oxford	56	(56)	-
Teranetics	7,573	(4,688)	2,885
Totals	$21,265	$(13,658)	$7,607

All of these intangibles are subject to amortization.  There is no estimated residual value on any of the intangible assets. The amortization expense for the three and six month periods ended June 30, 2012 was $1.7 million and $3.5 million, respectively.  For the same periods in 2011 the amortization expense was $2.4 million and $4.9 million, respectively.

As of the result of the Entropic transaction on July 6, 2012 described in Note 14 of the condensed consolidated financial statements, the Company reviewed the useful life of its acquired intangibles related to this technology and has determined a change in the assets useful life was required. The Company reduced the remaining useful life of the intangible and anticipates that the remaining value will be fully amortized by the end of 2012. The change will be reflected in the third quarter of 2012, the period of change.

In connection with the review and impairment of the intangibles related to the 10 Gigabit Ethernet business acquired in the Teranetics acquisition discussed in Note 7 of the condensed consolidated financial statements, the Company adjusted the cost basis of the intangibles and reduced the remaining useful life of the core technology and anticipates that the remaining value will be fully amortized by the end of 2012.

The remaining value of intangibles of $7.6 million will be amortized over the remainder of 2012.

9.  Acquisition and Restructuring Costs

Acquisition Costs

For the three and six months ended June 30, 2012, the Company recorded $2.4 million of acquisition costs, primarily for outside legal and investment banking fees associated with the pending IDT acquisition of PLX. These expenses were included in operating expenses under acquisition and restructuring related costs in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2012.

For the three and six months ended June 30, 2011, the Company recorded $0.5 million and $1.8 million, respectively, of carve-out retention bonus expense associated with the 2010 acquisition of Teranetics.  The Company also incurred $33,000 and $88,000, respectively, of third party acquisition related costs, primarily for outside legal and accounting costs. These expenses were included in operating expenses under acquisition and restructuring related costs in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2011.

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

Lease Terminations

In October 2010, associated with the acquisition of Teranetics, the Company assumed a building lease in San Jose, California which was vacated in March 2011. The lease accrual charge of $0.4 million for future lease costs, reduced by estimated sublease rental and deferred rent was recorded in acquisition and restructuring related costs in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2011. As of June 30, 2012 the lease liability was paid.

In connection with the downsizing of UK operations, the Company vacated the first floor of its building as of March 2011 and terminated the lease for this space. The lease accrual charge of $0.2 million for future lease costs and early termination fees was recorded in acquisition and restructuring related costs in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2011. As of December 31, 2011 the lease liability was paid.

The following table summarizes the activity within the lease termination liability (in thousands):

Liability at December 31, 2011	$281
Cash payments	(281)
Liability at June 30, 2012	$-

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
China	$8,161	$7,802	$13,581	$13,830
Taiwan	5,319	8,083	11,554	13,311
United States	3,875	5,025	7,596	11,163
Singapore	3,045	2,668	6,413	6,581
Other Asia Pacific	2,558	3,045	5,141	5,440
Germany	2,478	3,425	6,092	7,251
Europe, Middle East and Africa	479	675	910	1,176
The Americas - excluding United States	148	22	193	72
Total	$26,063	$30,745	$51,480	$58,824

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Excelpoint Systems Pte Ltd	25%	21%	25%	23%
Avnet, Inc.	21%	22%	23%	23%
Answer Technology, Inc.	19%	22%	20%	19%

The following distributors accounted for 10% or more of the total accounts receivable balance:

	June 30,
	2012	2011
Excelpoint Systems Pte Ltd	34%	25%
Answer Technology, Inc.	23%	31%
Avnet, Inc.	13%	* %

*           Less than 10%

11. Line of Credit

On September 30, 2011, the Company entered into an agreement with Silicon Valley Bank to establish a two-year $10 million revolving loan facility. The facility provides for revolving advances based on a borrowing-base formula tied to the Company’s receivables and also provides for month-end and fiscal quarter-end advances beyond the borrowing-base formula subject to certain limitations and requirements. Borrowings under the credit facility bear interest at rates equal to the prime rate announced from time to time in The Wall Street Journal. As of June 30, 2012 the prime rate was 3.25%.  The facility also provides for commitment, unused facility and letter-of-credit fees. The facility is secured by liens on the Company’s personal property assets except for intellectual property, which is subject to a negative pledge against encumbrance. As of June 30, 2012 there is $8.5 million outstanding against the facility and borrowing availability is $1.5 million. Interest payments are paid monthly with principal due at maturity.

The facility is subject to certain financial covenants for EBITDA, as defined in the agreement, and a monthly quick ratio computation (PLX’s cash, investments and accounts receivable divided by current liabilities). The Company was not in compliance with all financial covenants associated with this facility as of June 30, 2012. However, the Company received a waiver from SVB for the second quarter 2012 EBITDA covenant and future covenants have been adjusted.

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

13.  Income Taxes

A provision for income tax of $58,000 has been recorded for the six month period ended June 30, 2012, compared to a provision of $51,000 for the same period in 2011.  Income tax expense for the six months ended June 30, 2012 and June 30, 2011 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items which are fully recognized in the period they occur and miscellaneous state income taxes. The Company excluded from its calculation of the effective tax rate losses in the US since it cannot benefit those losses.

The Company has determined that negative evidence supports the need for a full valuation allowance against its net deferred tax assets at this time. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of June 30, 2012, the Company had unrecognized tax benefits of approximately $4.4 million of which none, if recognized, would result in a reduction of the Company’s effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the six months ended June 30, 2012. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. The Company does not believe the amount of its unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 2007 through 2011 remain open to examination by the federal and most state tax authorities. Net operating loss and tax credit carryforwards generated in prior periods remain open to examination.

14.  Subsequent Events

On July 6, 2012, the Company signed a definitive agreement with Entropic Communications, Inc., whereby Entropic acquired assets exclusively related to the digital channel stacking switch (“dCSS”) semiconductor product (“the Product”) the Company was designing and developing. The assets consist of the rights and interests of the Company and its subsidiaries in and to (i) the Product, including all of the masks and mask works for the Product together with its associated design, layout, code, data, design, test and manufacturing materials that are exclusively used by the Company in connection with the Product, subject to certain specified exclusions, (ii) a Letter of Intent dated June 12, 2009, between Teranetics and a major satellite television supplier, exclusively relating to development of the Product, (iii) inventory and tangible personal property exclusively related to the Product, (iv) receivables and prepaid expenses exclusively related to the Product, (v) certain software and other Intellectual Property Assets exclusively related to the Product, and (vi) documentation, permits, and books and records exclusively related to the Product.

Entropic paid $3.0 million (less a certain amount for retention bonus payments which may be payable to certain employees of the Company transferred to Entropic), and agreed to assume certain liabilities exclusively relating to the Product.  Pursuant to the terms of the Agreement, the Company will also perform certain development services necessary for Entropic to achieve full performance compliance of the Product.  In connection with the achievement of certain specified milestones relating to those development services, Entropic may be obligated to pay the Company additional amounts of up to $5.0 million, which may include the payment of $2.0 million to be deposited in an escrow arrangement to be available to satisfy post-closing indemnification obligations of the Company. In addition to the asset purchase agreement, Entropic paid a one-time $4.0 million nonexclusive licensing fee for intellectual property, which is related to the acquired assets.

As of June 30, 2012, the assets transferred in this divestiture of $0.2 million were classified as held for use as it did not meet all the criteria to be classified as held for sale under the accounting guidance related to property, plant and equipment. The Company also reviewed the useful life of its dCSS related acquired intangibles and has determined a change in the assets useful life was required. The Company reduced the remaining useful life of the intangible and anticipates that the remaining value will be fully amortized by the end of 2012. The change will be reflected in the third quarter of 2012, the period of change.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future, but excluding from such “safe harbor” any statements made or deemed made in connection with the agreement described in Note 1 of the condensed consolidated financial statements.  Forward-looking statements include statements regarding our expectations or other prospective statements concerning the Merger Agreement and related transactions described in Note 1 of the condensed consolidated financial statements, future gross margin, our future research and development expenses, our expectations and plans for the 10G Ethernet over copper products that we are developing based on our acquisition of Teranetics, our future unrecognized tax benefits, our ability to meet our capital requirements for the next twelve months, our future capital requirements, current high turns fill requirements and our anticipation that sales to a small number of customers will account for a significant portion of our sales.  Actual results could differ materially from those projected in such forward-looking statements.  Factors that could cause actual results to differ include unexpected changes in the mix of our product sales, unexpected pricing pressures, unexpected capital requirements that may arise due to other possible acquisitions or other events, unanticipated changes in the businesses of our suppliers, and unanticipated cash shortfalls.  Actual results could also differ for the reasons noted under the sub-heading “Factors That May Affect Future Operating Results” in Item 1A, Risk Factors in Part II of this report on Form 10-Q and in other sections of this report on Form 10-Q.  All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

On April 30, 2012, we announced that we entered into an agreement to be acquired by IDT, summarized in Note 1 of Notes to Condensed Consolidated Financial Statements.

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

PLX extended its penetration into the overall enterprise market through the October 2010 acquisition of Teranetics, Inc., a privately held fabless provider of high-performance mixed-signal semiconductors.  Teranetics, the broadly recognized leader in 10 Gigabit Ethernet over copper physical layer (10GBase-T PHY) technology, delivered the industry’s first fully integrated single-chip implementation of single-port and dual-port 10GBase-T PHY silicon.  Although we continued to invest in this technology and the latest generation of 40nm devices are in production, market development for these devices has been delayed relative to expectations. We believe that significant market developments are expected within the next few years.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

Net Revenues

The following table shows the revenue by type (in thousands) and as a percentage of net revenues:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
PCI Express Revenue	$17,132	65.7%	$16,823	54.7%	$33,039	64.2%	$31,049	52.8%
Network PHY Revenue	627	2.4%	580	1.9%	1,512	2.9%	2,331	4.0%
Connectivity Revenue	8,304	31.9%	13,342	43.4%	16,929	32.9%	25,444	43.2%
	$26,063		$30,745		$51,480		$58,824

Net revenues consist primarily of product revenues generated principally by sales of our semiconductor devices. Net revenues for the three months ended June 30, 2012 decreased 15.2%, or $4.7 million compared to same period in 2011. The decrease was due to lower sales of our Connectivity products as a result of the hard disk drive shortage issue in the market, increased sales in the second quarter of 2011 in connection with the March 2011 Japan Tsunami and the customer transition from our legacy products to our PCI Express products.

In the first quarter of 2011, we recorded development service revenues of approximately $1.6 million primarily associated with our Network PHY technology, which was accounted for under the milestone method of revenue recognition. Net revenues for the six months ended June 30, 2012 decreased 12.5%, or $7.3 million compared to the same period in 2011. Excluding development service revenue, revenues decreased by 10.1%, or $5.7 million compared to 2011. The decrease was due to lower sales of our Connectivity products as a result of the hard disk drive shortage issue in the market, increased sales in the second quarter of 2011 in connection with the March 2011 Japan Tsunami and the customer transition from our legacy products to our PCI Express products, partially offset by higher sales of our PCI Express products due to the ramp of our Gen 2 and Gen 3 products and increased sales of our Network PHY products.

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Excelpoint Systems Pte Ltd	25%	21%	25%	23%
Avnet, Inc.	21%	22%	23%	23%
Answer Technology, Inc.	19%	22%	20%	19%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	in thousands
Gross profit	$14,968	$17,300	$28,981	$33,305
Gross margin	57.4%	56.3%	56.3%	56.6%

Gross profit for the three months ended June 30, 2012 decreased by 13.5%, or $2.3 million compared to the same period in 2011. The increase in product gross margin was due primarily to increased sales and improved costs on our PCI Express Gen 3 builds as we move from our early revision products to our production revision products and into production volume builds.

Gross profit for the six months ended June 30, 2012 decreased by 13.0%, or $4.3 million compared to the same period in 2011. Excluding the first quarter 2011 development service revenue of $1.6 million which was recorded at 100% margin, gross profit decreased 8.6% or $2.7 million compared to 2011. The adjusted gross margin for the six months ended June 30, 2011 was 55.4% and gross profit was $31.7 million. The increase in product gross margin was due primarily to increased sales and improved costs on our PCI Express Gen 3 builds as we move from our early revision products to our production revision products and into production volume builds and decreased sales of the low margin Storage products within the Connectivity product grouping. The decrease in absolute dollars was due to the decrease in overall product sales.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	in thousands
R&D expenses	$10,999	$13,574	$22,062	$26,434
As a percentage of revenues	42.2%	44.2%	42.9%	44.9%

R&D expenses decreased by $2.6 million or 19.0% in the three months ended June 30, 2012 compared to the same period in 2011. In the three months ended June 30, 2011 expenses relating to the divested UK design team were $1.7 million. Excluding the impact of the UK design team divestiture in the fourth quarter of 2011, R&D expenses decreased by $0.9 million or 7.2%. The decrease in R&D in absolute dollars and as a percentage of revenue was primarily due to decreases in R&D spending on tape-out related activities and engineering tools of $1.9 million due to timing of projects taped-out, partially offset by increases in variable compensation of $0.5 million as a result of changes in the plan to tie payouts to personal and group performance objectives and compensation and benefit expenses of $0.2 million due to an increase in headcount.

R&D expenses decreased by $4.4 million or 16.5% in the six months ended June 30, 2012 compared to the same period in 2011. In the six months ended June 30, 2011 expenses relating to the divested UK design team were $3.9 million. Excluding the impact of the UK design team divestiture in the fourth quarter of 2011, R&D expenses decreased by $0.5 million or 2.0%. The decrease in R&D in absolute dollars and as a percentage of revenue was primarily due to decreases in R&D spending on tape-out related activities and engineering tools of $2.0 million due to timing of projects taped-out, partially offset by increases in variable compensation of $0.8 million and compensation and benefit expenses of $0.2 million.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	in thousands
SG&A expenses	$7,683	$6,678	$16,308	$13,803
As a percentage of revenues	29.5%	21.7%	31.7%	23.5%

SG&A expenses increased by $1.0 million or 15.1% in the three months ended June 30, 2012 compared to the same period in 2011. The increase in SG&A in absolute dollars and a percentage of revenue was due primarily to an increase in legal fees of $0.7 million relating to the Internet Machines patent infringement lawsuit and variable compensation of $0.3 million.

SG&A expenses increased by $2.5 million or 18.2% in the six months ended June 30, 2012 compared to the same period in 2011. The increase in SG&A in absolute dollars and a percentage of revenue was due primarily to an increase in legal fees of $2.5 million relating to the Internet Machines patent infringement lawsuit in which a significant portion of the increase was due to the February 2012 trial of the first suit and variable compensation of $0.5 million.

Acquisition and Restructuring Related Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	in thousands
Carve-out retention bonus expense	$-	$452	$-	$1,828
Deal costs	2,350	33	2,350	88
Severance costs	-	-	-	501
Asset impairment	-	-	-	42
Lease commitment accrual	-	-	-	647
	$2,350	$485	$2,350	$3,106

We recorded acquisition related costs of $2.4 million in the three and six months ended June 30, 2012, primarily for outside legal and investment banking expenses associated with the pending IDT acquisition of PLX.

Due primarily to our entering into an agreement to be acquired by IDT summarized in Note 1 of the condensed consolidated financial statements, we expect to incur, in the third quarter and possibly additional future periods, significant additional expenses in connection with the transactions contemplated by the agreement.  See Risk Factors below in this report under the caption “Risks Related to the Proposed Acquisition of the Company by IDT” for a discussion of risks related to the proposed acquisition.

We recorded acquisition related costs associated with the October 1, 2010 acquisition of Teranetics during the three and six months ended June 30, 2011 of $0.5 million and $1.9 million, respectively. Approximately $5.3 million was carved out of the consideration as a bonus pool under the Teranetics Employee Retention Plan to be paid out over a period of time, to participants who were employees of Teranetics at the time of a change in control, provided they fulfilled certain future service requirements under the combined entity.  In the three and six months ended June 30, 2011, we recorded $0.5 million and $1.8 million, respectively, in expense for this retention bonus plan. We also incurred $33,000 and $88,000, respectively, of third party acquisition related costs, primarily for outside legal and accounting costs.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	in thousands
Amortization of acquired intangible assets	$1,728	$2,444	$3,459	$4,888
As a percentage of revenues	6.6%	7.9%	6.7%	8.3%

Amortization of acquired intangible assets decreased by $0.7 million or 29.3% and $1.4 million or 29.2% in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The decrease in amortization expense was due to the accelerated amortization method for the Teranetics customer base, the fourth quarter 2011 acceleration of the Oxford NAS developed core technology as a result of the UK design team divestiture and the Oxford Serial and USB core technology becoming fully amortized in December 2011.

Asset Impairment

In June 2012 we recorded impairment charges of $10.3 million related to our 10 Gigabit Ethernet business, including core technology of $9.6 million, trade name and customer relationships of $0.2 million and certain tangible assets of $0.5 million.  The primary factors contributing to this impairment charge was the uncertainty of and reduction in forecasted cash flows, resulting in  an increase in the probability that the product line will be sold or disposed of based on the reduction and timing of future cash flows.  In determining the amount of impairment charges we calculated the fair value of the asset group as of the impairment date.  The fair value was determined using the weighted average of a discounted cash flow analysis and a market approach along with proceeds received from Entropic in July 2012 in connection with the IP license agreement.  The discounted cash flow approach calculates the value based on the risk-adjusted present value of the cash flows related to 10 Gigabit Ethernet while the market approach calculates the value based on  indications of what a market participant would pay for the asset group.  The key unobservable inputs utilized in the discounted cash flow model include a 40% discount rate, a tax rate of 40% and future cash flows based on current product and market data.  The impairment was recorded in income from operations under impairment of assets in our Condensed Consolidated Statement of Operations.

Interest Income (Expense) and Other, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	in thousands
Interest income	$8	$20	$18	$45
Interest expense	(66)	(63)	(90)	(128)
Other income (expense)	3	(58)	12	(84)
	$(55)	$(101)	$(60)	$(167)

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term investment balances. Interest income for the three months ended June 30, 2012 decreased by $12,000 or 60.0%, compared to the same period in 2011. The decrease was due to lower investment balances largely due to operating losses and the payment of the note related to the Teranetics acquisition.

Interest income for the six months ended June 30, 2012 decreased by $27,000 or 60.0%, compared to the same period in 2011. The decrease was due to lower investment balances largely due to operating losses and the payment of the note related to the Teranetics acquisition.

Interest expense for the three and six months ended June 30, 2012 of $66,000 and $90,000, respectively, primarily consisted of interest recorded on the line of credit borrowings and capital lease obligations. For the same periods in 2011, interest expense of $63,000 and $0.1 million, respectively, consisted of interest recorded on the notes associated with the acquisition of Teranetics and interest recorded on our capital lease obligations.

Other income includes foreign currency transaction gains and losses and other miscellaneous transactions. Other income may fluctuate significantly due to currency fluctuations.

Provision for Income Taxes

A provision for income tax of $58,000 has been recorded for the six month period ended June 30, 2012, compared to a provision of $51,000 for the same period in 2011. Income tax expense for the six months ended June 30, 2012 and June 30, 2011 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items which are fully recognized in the period they occur and miscellaneous state income taxes. We excluded from our calculation of the effective tax rate losses in the US since we cannot benefit those losses.

We have determined that negative evidence supports the need for a full valuation allowance against our net deferred tax assets at this time. We will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of June 30, 2012, we had unrecognized tax benefits of approximately $4.4 million of which none, if recognized, would result in a reduction of our effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the six months ended June 30, 2012. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. We do not believe the amount of our unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 2007 through 2011 remain open to examination by the federal and most state tax authorities. Net operating loss and tax credit carryforwards generated in prior periods remain open to examination.

Liquidity and Capital Resources

Cash and Investments

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of June 30, 2012 cash, cash equivalents, short and long-term marketable securities were $10.2 million, a decrease of $9.6 million from $19.8 million at December 31, 2011.

Operating Activities

Cash used in operating activities primarily consists of net loss adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, impairments, fair value remeasurements, provisions for excess and obsolete inventories, other non-cash items, and the effect of changes in working capital and other activities. Cash used in operating activities for the six months ended June 30, 2012 was $9.7 million compared to cash used in operating activities of $3.7 million in the same period in 2011. The increase in cash flow used in operations was primarily due to changes in our working capital. Our days sales outstanding increased due to strong shipments late in June 2012 as compared to the same period in 2011. The decrease in inventory from June 30 2011 reflects our efforts to control inventory levels, however inventory purchases increased in the six months ended June 30, 2012 compared to the same period in 2011 to support customer demand. Our days payable outstanding increased due to timing of vendor payments. In addition to the changes in accounts receivables, inventories and accounts payable, the increase in cash used in working capital related items is due to an increase in prepaid software licenses partially offset by a larger variable compensation payment in the first quarter of 2011.

Investing Activities

Our investing activities are primarily driven by investment of our excess cash, sales of investments, business acquisitions and capital expenditures. Capital expenditures have generally been comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures. The cash provided by investing activities for the six months ended June 30, 2012 of $0.4 million was due to the sales and maturities of investments (net of purchases) of $2.1 million, partially offset by capital expenditures of $1.7 million. Cash provided by investing activities for the six months ended June 30, 2011 of $6.4 million was due to the sales and maturities of investments (net of purchases) of $8.3 million, partially offset by capital expenditures of $2.0 million.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2012 of $2.0 million was due to borrowings against the line of credit (net of principal payments) of $6.5 million and proceeds from the exercise of stock options of $0.7 million, partially offset by the payment of the note associated with the acquisition of Teranetics of $4.8 million and payments made on capital lease obligations of $0.3 million. Cash used in financing activities for the six month period ended June 30, 2011 of $0.3 million was primarily due to the payments made on capital lease obligations.

Obligations

As of June 30, 2012, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
		Less than	1-3	More than
	Total	1 Year	Years	3 Years
Operating leases - facilities and equipment	$465	$172	$293	$-
Capital leases - IP and equipment	240	240	-	-
Software licenses	8,217	5,006	3,211	-
Inventory purchase commitments	9,060	9,060	-	-
Borrowing against line of credit	8,500	-	8,500	-
Total cash obligations	$26,482	$14,478	$12,004	$-

On September 30, 2011, we entered into an agreement with Silicon Valley Bank to establish a two-year $10 million revolving loan facility. Borrowings under the credit facility bear interest at rates equal to the prime rate announced from time to time in The Wall Street Journal. As of June 30, 2012 the prime rate was 3.25%.  The facility also provides for commitment, unused facility and letter-of-credit fees. As of June 30, 2012, we have outstanding borrowings of $8.5 million. The facility is subject to certain financial covenants for EBITDA, as defined in the agreement, and a monthly quick ratio computation (PLX’s cash, investments and accounts receivable divided by current liabilities). We were not in compliance with all financial covenants associated with this facility as of June 30, 2012. However, we received a waiver from SVB for the second quarter 2012 EBITDA covenant and future covenants have been adjusted. See Note 11 of the condensed consolidated financial statements for additional information.

We believe that our existing resources, together with cash generated from our operations and cash generated from the Entropic transaction in July 2012, see Note 14 of the condensed consolidated financial statements, will be sufficient to meet our capital requirements for at least the next twelve months.  Our future capital requirements will depend on many factors, including the inventory levels we maintain, the level of investment we make in new technologies and improvements to existing technologies and the levels of monthly expenses required to launch new products.  To the extent that existing resources and future earnings are insufficient to fund our future activities, we may need to raise additional funds through public or private financings.  Additional funds may be difficult to obtain as a result of the pending transaction with IDT, and may not be available or, if available, we may not be able to obtain them on terms favorable to us and our stockholders.

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

As of June 30, 2012, we offer pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. We analyze current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program.  We also offer stock rotation rights to three distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. We analyze inventory at distributors, current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required for this program.  Provisions for reserves are charged directly against revenue and related reserves are recorded as a reduction to accounts receivable.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on length of time the receivables are past due. Generally, our customers have between thirty to forty five days to remit payment of invoices. We record reserves for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected.  Once we have exhausted collection efforts, we will reduce the related accounts receivable against the allowance established for that receivable. We have certain customers with individually large amounts due at any given balance sheet date.  Any unanticipated change in one of those customers’ creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material adverse effect on our results of operations in the period in which such changes or events occur. Historically, our write-offs have been insignificant.

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

Share-Based Compensation

The fair value of employee restricted stock units is equal to the market value of our common stock on the date the award is granted. We estimate the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. We calculate expected volatility using the historical volatility of stock. We estimate the amount of forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Taxes

We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of June 30, 2012, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. We will maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance.

Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents, short-term investments and long-term investments of $5.7 million at June 30, 2012.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

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

Based on their evaluation as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Any offer with respect to the acquisition of PLX will only be made through the prospectus, which is part of the registration statement on Form S-4, which contains an offer to purchase, form of letter of transmittal and other documents relating to the exchange offer, as well as the Tender Offer Statement on Schedule TO, each initially filed with the SEC by IDT on May 22, 2012. The registration statement has not yet become effective. In addition, PLX filed with the SEC on May 22, 2012, a solicitation/recommendation statement on Schedule 14D-9 with respect to the exchange offer. These filings have been and will be further amended and supplemented from to time.  Investors and security holders are urged to carefully read these documents and the other documents relating to the transactions because these documents contain important information relating to the exchange offer and related transactions. Investors and security holders may obtain a free copy of these documents, as filed with the SEC, and other annual, quarterly and special reports and other information filed with the SEC by IDT or PLX, at the SEC’s website at www.sec.gov. In addition, such materials will be available from IDT or PLX, or by calling Innisfree M&A Incorporated, the information agent for the exchange offer, toll-free at (877) 456-3463 (banks and brokers may call collect at (212) 750-5833).

On May 7, 2012, IDT and the Company made premerger filings under the HSR Act with the Federal Trade Commission (FTC) and the Antitrust Division of the U.S. Department of Justice. On June 5, 2012, following consultation with the FTC and PLX, IDT voluntarily withdrew its Notification and Report Form with respect to the exchange offer and the merger. IDT re-filed its Notification and Report form on June 6, 2012. On July 6, 2012, IDT and PLX each received a request for additional information from the FTC (the Second Request). This Second Request extends the waiting period applicable to the exchange offer under the HSR Act, which was set to expire on July 6, 2012 at 11:59 p.m., New York City time. The waiting period is extended until 11:59 p.m., New York City time, on the thirtieth day (or the next business day) after both IDT and PLX substantially comply with the Second Request, as specified by the HSR Act and the implementing rules, subject to extension by agreement among the parties.

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
•
Under certain circumstances relating to superior proposals as described in the Merger Agreement (and there are no assurances as to when or whether superior proposals might be made or on what terms), PLX must pay a termination fee to IDT in the amount of $13.20 million if Merger Agreement is terminated by PLX;

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

PLX and IDT will incur substantial expenses related to the Transaction, whether or not the Transaction is completed. Through July 2012, PLX has incurred direct transaction costs of approximately $2.7 million.  PLX estimates that it will incur additional investment banking fees of $2.5 million, which is contingent upon consummation of the Transaction. Due to the early stage of the Second Request process, PLX is unable to make a reliable estimate of the future amount of direct transaction costs associated with the antitrust review of the Transaction.  Moreover, in the event that the Merger Agreement is terminated, PLX may, under some circumstances, be required to pay IDT a $13.20 million termination fee.  Payment of these expenses by PLX as a standalone entity would adversely affect PLX's operating results and financial condition and would likely adversely affect its stock price.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. For the six months ended June 30, 2012 and 2011, sales through distributors accounted for approximately 86% and 86%, respectively, of our net revenues. Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

See Note 12 of the condensed consolidated financial statements for a description of the four lawsuits filed against us by a company alleging patent infringement.

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

Sales outside of the United States accounted for approximately 85% of our revenues for the six months ended June 30, 2012.  In 2011 and 2010, sales outside of the United States accounted for approximately 79% and 82% of our revenues, respectively.  Sales outside of the United States may fluctuate in future periods and are expected to account for a large portion of our revenues.  In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the United States, thereby exposing us indirectly to foreign risks.  Further, most of our semiconductor products are manufactured outside of the United States.  Accordingly, we are subject to international risks, including:

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

We May Be Required To Record A Significant Charge To Earnings If Our Goodwill Or Amortizable Intangible Assets Become Impaired

Under generally accepted accounting principles, we review our amortizable intangible and long lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment annually during the fourth quarter and between annual tests in certain circumstances. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill, amortizable intangible assets or other long lived assets may not be recoverable, include a persistent decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. As a result of changes in business climate and the increase in likelihood that the 10 Gigabit Ethernet asset group would be sold or disposed of, we determined that its carrying value exceeded its fair value and recorded an impairment charge of $10.3 million. See Note 7 of the condensed consolidated financial statements for more information around the 10 Gigabit Ethernet impairment review. We have recorded goodwill and other intangible assets related to the acquisitions of Oxford and Teranetics, and may do so in connection with any potential future acquisitions. We may be required to record a significant charge in our financial statements during the period in which any additional impairment of our goodwill, amortizable intangible assets or other long lived assets is determined, which would adversely impact our results of operations.

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

10.1	PLX Severance Plan for Executive Management, incorporated herein by this reference from Exhibit 10.1 to the PLX Form 8-K filed on April 30, 2012, reporting the agreement under Item 5.02.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 8, 2012

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

10.1	PLX Severance Plan for Executive Management, incorporated herein by this reference from Exhibit 10.1 to the PLX Form 8-K filed on April 30, 2012, reporting the agreement under Item 5.02.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.