Form 10-Q
period 2012-09-30
PLX TECHNOLOGY INC
filed 2012-11-09
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

As of September 30, 2012 there were 45,020,505 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2012

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30,	December 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$14,374	$12,097
Short-term marketable securities	3,219	7,549
Accounts receivable, net	14,133	11,074
Inventories	10,240	8,896
Other current assets	1,763	1,323
Total current assets	43,729	40,939
Property and equipment, net	11,274	12,291
Goodwill	20,461	21,338
Other acquired intangible assets, net	22	20,845
Long-term marketable securities	280	106
Other assets	2,178	1,299
Total assets	$77,944	$96,818

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$15,548	$7,134
Accrued compensation and benefits	5,775	3,586
Accrued commissions	804	632
Short term note payable and capital lease obligation	105	5,115
Short term borrowing against line of credit	5,000	-
Other accrued expenses	4,268	3,132
Total current liabilities	31,500	19,599
Long term borrowing against line of credit	-	2,000
Total liabilities	31,500	21,599

Stockholders' Equity:
Common stock, par value	45	45
Additional paid-in capital	188,623	185,323
Accumulated other comprehensive loss	(246)	(147)
Accumulated deficit	(141,978)	(110,002)
Total stockholders' equity	46,444	75,219
Total liabilities and stockholders' equity	$77,944	$96,818

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenues	$26,866	$29,763	$76,834	$86,256
Cost of revenues	10,808	12,580	31,732	37,038
Gross margin	16,058	17,183	45,102	49,218

Operating expenses:
Research and development	8,823	7,007	21,362	22,929
Selling, general and administrative	6,654	6,745	22,764	20,402
Acquisition and restructuring related costs	2,830	42	5,179	890
Amortization of acquired intangible assets	64	382	223	1,145
Total operating expenses	18,371	14,176	49,528	45,366

Income (loss) from operations	(2,313)	3,007	(4,426)	3,852
Interest income (expense) and other, net	(60)	(42)	(119)	(209)
Income (loss) from continuing operations before provision for income taxes	(2,373)	2,965	(4,545)	3,643

Provision for income taxes	931	1,083	466	1,767

Income (loss) from continuing operations, net of tax	(3,304)	1,882	(5,011)	1,876
Loss from discontinued operations (including gain on disposal of $2,097 for the three and nine months ended September 30, 2012), net of tax	(3,013)	(6,108)	(26,965)	(21,246)
Net loss	$(6,317)	$(4,226)	$(31,976)	$(19,370)

Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.07)	$0.04	$(0.11)	$0.04
Loss from discontinued operations	$(0.07)	$(0.14)	$(0.60)	$(0.48)
Net loss	$(0.14)	$(0.10)	$(0.71)	$(0.44)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.07)	$0.04	$(0.11)	$0.04
Loss from discontinued operations	$(0.07)	$(0.14)	$(0.60)	$(0.47)
Net loss	$(0.14)	$(0.10)	$(0.71)	$(0.43)

Shares used to compute per share amounts
Basic	44,946	44,537	44,824	44,525
Diluted	44,946	45,003	44,824	45,032

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(6,317)	$(4,226)	$(31,976)	$(19,370)
Unrealized gain (loss) on marketable securities, net	1	2	(7)	12
Foreign currency translation adjustments	(26)	(20)	(92)	9
Comprehensive net loss	$(6,342)	$(4,244)	$(32,075)	$(19,349)

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows used in operating activities:
Net loss	$(31,976)	$(19,370)
Adjustments to reconcile net loss to net cash flows used in operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	2,305	2,670
Share-based compensation expense	2,342	1,748
Amortization of acquired intangible assets	5,262	7,333
Impairment of assets	10,343	-
Gain on sale of business	(2,097)	-
Write-downs of inventories	771	1,015
Other non-cash items	71	242
Changes in operating assets and liabilities:
Accounts receivable	(3,059)	733
Inventories	(3,368)	(775)
Income tax receivable	-	901
Other current assets	(440)	1,356
Other assets	271	(139)
Accounts payable	8,414	(1,329)
Accrued compensation and benefits	2,189	633
Other accrued expenses	1,624	792
Net cash used in operating activities	(7,348)	(4,190)

Cash flows from investing activities:
Proceeds from sale of business	9,000	-
Purchases of marketable securities	(4,112)	(4,823)
Sales and maturities of marketable securities	8,191	13,841
Purchase of property and equipment	(1,989)	(2,487)
Net cash provided by investing activities	11,090	6,531

Cash flows from financing activities:
Borrowings against line of credit	9,500	2,000
Principal payments on line of credit	(6,500)	-
Proceeds from exercise of common stock options	1,006	91
Taxes paid related to net share settlement of equity awards	(47)	-
Principal payment on acquisition note	(4,848)	-
Principal payments on capital lease obligations	(478)	(615)
Net cash provided by (used in) financing activities	(1,367)	1,476

Effect of exchange rate fluctuations on cash and cash equivalents	(98)	(42)

Net increase in cash and cash equivalents	2,277	3,775
Cash and cash equivalents at beginning of period	12,097	5,835
Cash and cash equivalents at end of period	$14,374	$9,610

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14	$6
Cash from income tax refunds	$15	$978
Cash paid for interest	$282	$36

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, “PLX” or the “Company”) as of September 30, 2012 and for the three and nine month periods ended September 30, 2012 and 2011 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

On September 20, 2012, the Company completed the sale of its physical layer 10GBase-T integrated circuit (“PHY”) family of products pursuant to an Asset Purchase Agreement between the Company and Aquantia Corporation dated September 14, 2012.  On July 6, 2012, the Company had also entered into an Asset Purchase Agreement (the “Entropic APA”) with Entropic Communications, Inc., pursuant to which the Company completed the sale of its digital channel stacking switch product line within the PHY product family, including certain assets exclusively related to the product line.  The operations of the PHY related business have been segregated from continuing operations and are presented as discontinued operations in the Company’s consolidated statement of operations for all periods presented.

The unaudited condensed consolidated financial statements include all of the accounts of the Company and those of its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in our Current Report on Form 8-K, filed on November 9, 2012.

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

On May 7, 2012, IDT and the Company made premerger filings under the HSR Act with the Federal Trade Commission (“FTC”) and the Antitrust Division of the U.S. Department of Justice. On June 5, 2012, following consultation with the FTC and PLX, IDT voluntarily withdrew its Notification and Report Form with respect to the exchange offer and the merger. IDT re-filed its Notification and Report form on June 6, 2012. On July 6, 2012, IDT and PLX each received a request for additional information from the FTC (the Second Request). This Second Request extends the waiting period applicable to the exchange offer under the HSR Act, which was set to expire on July 6, 2012 at 11:59 p.m., New York City time. The waiting period is extended until 11:59 p.m., New York City time, on the thirtieth day (or the next business day) after both IDT and PLX substantially comply with the Second Request, as specified by the HSR Act and the implementing rules, subject to extension by agreement among the parties. In the third quarter of 2012, IDT and the Company signed a timing agreement with the FTC extending the post-compliance waiting period from thirty to forty-five days, which is subject to change by agreement among the parties.

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

Accumulated Other Comprehensive Loss

The components of accumulated comprehensive loss was as follows (in thousands):

	September 30,	December 31,
	2012	2011
Unrealized gain on investments, net	$2	$9
Cumulative translation adjustments	(248)	(156)
Accumulated other comprehensive loss	$(246)	$(147)

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

Employee Stock Ownership Plan

In January 2009, the Company established the PLX Technology, Inc. Employee Stock Ownership Plan (the “ESOP”). The ESOP is a tax-qualified defined contribution retirement plan that is non-contributory.  PLX regular employees (other than nonresident aliens with no U.S.-source income, employees covered by a collective bargaining agreement, leased employees and employees of a non-participating subsidiary of PLX) who are at least 18 years old and have worked for PLX for at least 12 consecutive months are eligible to participate in the ESOP.  The Company made cash contributions equal to a percentage of eligible compensation that is determined annually by the Board of Directors. Eligible compensation is limited to $150,000.  The contributions were used to purchase common stock of the Company. Since the adoption of the ESOP, the Company has made annual contributions of 2% of each employee's eligible compensation up to a maximum of $3,000 for any single employee (2% of $150,000 of eligible compensation).  In accordance with the IDT merger agreement, the Company ceased contributing to the plan after the April 2012 contribution. Eligible participants receive a share allocation at the end of the plan year based on the contributions plus an additional allocation for forfeitures that occurred during the plan year.  The shares and forfeitures are allocated to each ESOP participant who is employed on the last day of the ESOP Plan Year (December 31) in the same proportion that the compensation (up to the $150,000 limit) of each ESOP participant bears to the eligible compensation of all ESOP participants.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Risk-free interest rate	0.55%	0.78%	0.68%	1.24%
Expected volatility	64.10%	60.90%	62.90%	61.40%
Expected life (years)	4.35	4.32	4.35	4.32

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

As share-based compensation expense recognized in the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table shows total share-based compensation and employee stock ownership plan expenses recorded for the three and nine months ended September 30, 2012 and 2011, included in the respective line items of the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of revenues	$49	$11	$98	$34
Research and development	349	193	719	588
Selling, general and administrative	516	239	1,189	895
Discontinued operations	126	228	517	602
Total share-based compensation expense	$1,040	$671	$2,523	$2,119

A summary of option activity under the Company’s stock equity plans during the nine months ended September 30, 2012 is as follows:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
Options	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2011	4,612,367	$4.15	4.61	$872,567
Granted	1,049,500	4.37
Exercised	(305,877)	3.29
Cancelled	(591,898)	5.72

Outstanding at September 30, 2012	4,764,092	$4.06	4.51	$9,465,506

Exercisable at September 30, 2012	2,525,424	$4.19	3.45	$5,262,038

The Black-Scholes weighted average fair values of options granted during the three months ended September 30, 2012 and 2011 were $2.90 and $1.57, respectively.

The Black-Scholes weighted average fair values of options granted during the nine months ended September 30, 2012 and 2011 were $2.16 and $1.76, respectively.

The following table summarizes ranges of outstanding and exercisable options as of September 30, 2012:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$1.80-$2.69	1,081,846	3.72	$2.14	819,954	$2.03
$2.70-$3.73	1,386,123	5.02	3.50	594,451	3.48
$3.74-$4.10	1,040,573	5.64	4.04	214,336	3.86
$4.11-$7.03	1,004,250	4.28	5.32	645,383	5.23
$7.04-$15.58	251,300	1.35	10.48	251,300	10.48
Total	4,764,092	4.51	$4.06	2,525,424	$4.19

The total intrinsic value of options exercised during the three and nine months ended September 30, 2012 was $0.3 million and $0.7 million, respectively. For the same periods in 2011, the total intrinsic value of options exercised was $20,000 and $73,000, respectively. The fair value of options vested during the three and nine months ended September 30, 2012 was approximately $0.5 million and $1.9 million, respectively. As of September 30, 2012, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $1.8 million which is expected to be recognized as expense over a weighted average period of approximately 1.32 years.

The following table summarizes the activity for our nonvested restricted stock units (“RSUs”) during the nine months ended September 30, 2012:

	Nonvested Restricted Stock Units
	Number of	Weighted Average
	Shares	Grant-Date Fair Value
December 31, 2011	-	$-
Granted	299,000	$6.28
Vested	(21,500)	$6.66
Cancelled	(7,000)	$6.66
September 30, 2012	270,500	$6.24

As of September 30, 2012, total unrecognized compensation cost related to nonvested RSUs was $0.8 million which is expected to be recognized as expense over a weighted average period of approximately .31 years. RSUs vest on January 1, 2013 and February 28, 2013 or accelerate upon an employee’s involuntary separation from the Company other than for cause.

3.  Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	September 30,	December 31,
	2012	2011
Work-in-process	$4,572	$4,216
Finished goods	5,668	4,680
Total	$10,240	$8,896

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

4.  Net Income (Loss) Per Share

The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income (loss) from continuing operations	$(3,304)	$1,882	$(5,011)	$1,876

Weighted average shares outstanding - basic	44,946	44,537	44,824	44,525
Dilutive effect of stock options and RSUs	-	466	-	507
Weighted average shares outstanding - diluted	$44,946	$45,003	$44,824	$45,032

Basic net income (loss) per share from continuing operations	$(0.07)	$0.04	$(0.11)	$0.04
Diluted net income (loss) per share from continuing operations	$(0.07)	$0.04	$(0.11)	$0.04

As the Company incurred a net loss for the three and nine month periods ended September 30, 2012, the effect of dilutive securities, totaling 5.0 million shares has been excluded from the computation of diluted loss per share, as its impact would be anti-dilutive. Dilutive securities are comprised of options to purchase common stock.

Weighted average employee stock options to purchase approximately 3.8 million and 3.4 million shares for the three and nine month periods ended September 30, 2011, respectively, were outstanding, but were not included in the computation of diluted earnings per share as the exercise price of the options was greater than the average share price of the Company’s stock and, therefore, the effect would have been anti-dilutive.

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

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$474	$474	$-	$-
Certificate of deposit	910	910	-	-
Marketable securities	3,844	-	3,844	-
Total	$5,228	$1,384	$3,844	$-

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$89	$89	$-	$-
Certificate of deposit	2,988	2,988	-	-
Marketable securities	6,161	-	6,161	-
Total	$9,238	$3,077	$6,161	$-

The fair value of assets and liabilities measured on a non-recurring basis is as follows (in thousands):

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Escrow Receivable	$1,600	$-	$-	$1,600
Total	$1,600	$-	$-	$1,600

The estimated fair value of the escrow payment is based on assumptions made regarding potential claims against the escrow using historical and market data and is subject to change. See Note 14 of the condensed consolidated financial statements for more information on the escrow receivable.

6.  Investments

As of September 30, 2012, the Company’s securities consisted of debt securities and were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices or prices quoted in markets that are not active, with unrealized gains and losses reported in a separate component of stockholders’ equity.  The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity, both of which are included in interest income.  Realized gains and losses are recorded on the specific identification method.

The fair value of available-for-sale investments is as follows (in thousands):

	September 30, 2012
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$910	$-	$-	$910
Corporate bonds and notes	280	-	-	280
Municipal bonds	2,986	2	-	2,988
US treasury and government agencies securities	576	-	-	576
Total bonds, notes and equity securities	$4,752	$2	$-	$4,754
Less amounts classified as cash equivalents				(1,255)
Total short and long-term available-for-sale investments				$3,499

Contractual maturity dates for investments:
Less than one year:				3,219
One to two years:				280
				$3,499

	December 31, 2011
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$2,988	$-	$-	$2,988
Corporate bonds and notes	434	-	-	434
Municipal bonds	2,083	4	-	2,087
US treasury and government agencies securities	3,635	5	-	3,640
Total bonds, notes and equity securities	$9,140	$9	$-	$9,149
Less amounts classified as cash equivalents				(1,494)
Total short and long-term available-for-sale investments				$7,655

Contractual maturity dates for investments:
Less than one year:				7,549
One to two years:				106
				$7,655

As of September 30, 2012 and December 31, 2011, the Company had an aggregate unrealized loss of less than $1,000.

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

7.  Asset Impairment

In June 2012 the Company recorded impairment charges of $10.3 million related to its 10 Gigabit Ethernet business, including core technology of $9.6 million, trade name and customer relationships of $0.2 million and certain tangible assets of $0.5 million.  The primary factors contributing to this impairment charge was the uncertainty of and reduction in forecasted cash flows, resulting in  an increase in the probability that the product line will be sold or disposed of based on the reduction and timing of future cash flows.  In determining the amount of impairment charges the Company calculated the fair value of the asset group as of the impairment date.  The fair value was determined using the weighted average of a discounted cash flow analysis and a market approach along with proceeds received from Entropic in July 2012 in connection with the IP license agreement.  The discounted cash flow approach calculates the value based on the risk-adjusted present value of the cash flows related to 10 Gigabit Ethernet while the market approach calculates the value based on  indications of what a market participant would pay for the asset group.  The key unobservable inputs utilized in the discounted cash flow model include a 40% discount rate, a tax rate of 40% and future cash flows based on current product and market data.  The impairment was recorded in discontinued operations in the Company’s Condensed Consolidated Statement of Operations.

8.  Goodwill and Intangibles

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows (in thousands):

Net goodwill as of December 31, 2011	$21,338
Adjustment for divestiture of PHY business	(877)
Net goodwill as of September 30, 2012	$20,461

See Note 14 of the condensed consolidated financial statements for more information on the divestiture of the PHY business.

The following table summarizes the gross carrying amount and accumulated amortization for each major intangible class and the weighted average amortization period, in total and by major intangible asset class (in thousands):

	September 30, 2012
	Gross Carrying	Accumulated	Net
	Value	Amortization	Value
Existing and core technology
Oxford USB and Serial Connectivity	$4,600	$(4,600)	$-
Oxford Network Attached Storage Connectivity	3,800	(3,778)	22
Trade Name
Oxford	600	(600)	-
Customer Relationships
Oxford	56	(56)	-
Totals	$9,056	$(9,034)	$22

	December 31, 2011
	Gross Carrying	Accumulated	Net
	Value	Amortization	Value
Existing and core technology
Oxford USB and Serial Connectivity	$4,600	$(4,600)	$-
Oxford Network Attached Storage Connectivity	3,800	(3,555)	245
Teranetics Network PHY	20,100	(4,187)	15,913
Trade Name
Oxford	600	(600)	-
Teranetics	200	(125)	75
Customer Relationships
Oxford	56	(56)	-
Teranetics	10,200	(5,588)	4,612
Totals	$39,556	$(18,711)	$20,845

All of these intangibles are subject to amortization.  There is no estimated residual value on any of the intangible assets. The amortization expense from continuing operations for the three and nine month periods ended September 30, 2012 was $64,000 and $0.2 million, respectively.  For the same periods in 2011 the amortization expense was $0.4 million and $1.1 million, respectively.

The amortization expense from discontinued operations for the three and nine month periods ended September 30, 2012 was $1.7 million and $5.0 million, respectively.  In the second quarter of 2012, the Company recorded impairment charges of $10.3 million related to its core technology, trade name and customer relationships acquired in the Teranetics acquisition. See Note 7 of the condensed consolidated financial statements for more information on the impairment. As a result of the impairment and the Entropic and Aquantia transactions, the Company reduced the remaining useful lives and accelerated the amortization of the Teranetics acquired intangibles. The remaining value of the intangibles of $5.8 million was written off and included in the gain on disposal. See Note 14 of the condensed consolidated financial statements for more information on the divestiture of the PHY business. For the same periods in 2011 the amortization expense was $2.1 million and $6.2 million, respectively.

The remaining value of intangibles of $22,000 will be amortized over the remainder of 2012.

9.  Acquisition and Restructuring Costs

Acquisition Costs

For the three and nine months ended September 30, 2012, the Company recorded $2.8 million and $5.2 million, respectively, of acquisition costs, primarily for outside legal and investment banking fees associated with the pending IDT acquisition of PLX. For the nine months ended September 30, 2011 the Company recorded $88,000 of outside legal and accounting costs associated with the 2010 Teranetics acquisition. These expenses were included in operating expenses under acquisition and restructuring related costs in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2012 and 2011.

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

Lease Terminations

In October 2010, associated with the acquisition of Teranetics, the Company assumed a building lease in San Jose, California which was vacated in March 2011. The lease accrual charge of $0.4 million for future lease costs, reduced by estimated sublease rental and deferred rent was recorded in discontinued operations in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2011. As of June 30, 2012 the lease liability was paid.

In connection with the downsizing of UK operations, the Company vacated the first floor of its building as of March 2011 and terminated the lease for this space. The lease accrual charge of $0.3 million for future lease costs and early termination fees was recorded in acquisition and restructuring related costs in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2011. As of December 31, 2011 the lease liability was paid.

The following table summarizes the activity within the lease termination liability (in thousands):

Liability at December 31, 2011	$281
Cash payments	(281)
Liability at September 30, 2012	$-

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

Revenues from continuing operations by geographic region based on customer location were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
China	$6,640	$7,574	$20,052	$21,314
Taiwan	6,403	8,088	17,955	21,248
United States	4,671	5,079	12,195	14,645
Singapore	4,326	3,517	10,494	10,088
Other Asia Pacific	2,070	2,454	6,193	7,417
Germany	2,398	2,510	8,485	9,755
Europe, Middle East and Africa	266	513	1,175	1,688
The Americas - excluding United States	92	28	285	101
Total	$26,866	$29,763	$76,834	$86,256

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Excelpoint Systems Pte Ltd	30%	24%	27%	24%
Avnet, Inc.	24%	21%	24%	23%
Answer Technology, Inc.	18%	21%	20%	20%
Promate Electronics Co., Ltd	*	10%	*	*

The following distributors accounted for 10% or more of the total accounts receivable balance:

	September 30,
	2012	2011
Excelpoint Systems Pte Ltd	38%	31%
Answer Technology, Inc.	22%	22%
Avnet, Inc.	11%	16%
Promate Electronics Co., Ltd	*	12%

*           Less than 10%

11. Line of Credit

On September 30, 2011, the Company entered into an agreement with Silicon Valley Bank to establish a two-year $10 million revolving loan facility. The facility provides for revolving advances based on a borrowing-base formula tied to the Company’s receivables and also provides for month-end and fiscal quarter-end advances beyond the borrowing-base formula subject to certain limitations and requirements. Borrowings under the credit facility bear interest at rates equal to the prime rate announced from time to time in The Wall Street Journal. As of September 30, 2012 the prime rate was 3.25%.  The facility also provides for commitment, unused facility and letter-of-credit fees. The facility is secured by liens on the Company’s personal property assets except for intellectual property, which is subject to a negative pledge against encumbrance. As of September 30, 2012 there is $5.0 million outstanding against the facility and borrowing availability is $5.0 million. Interest payments are paid monthly with principal due at maturity.

The facility is subject to certain financial covenants for EBITDA, as defined in the agreement, and a monthly quick ratio computation (PLX’s cash, investments and accounts receivable divided by current liabilities). The Company was in compliance with all financial covenants associated with this facility as of September 30, 2012.

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

On January 20, 2012, the Court entered an order consolidating the Second and Third Suits into one action.  The Court further ordered that the schedule entered in the Third Suit would govern the consolidated action.  As a result, the consolidated action was set for trial in February 2013.

On March 25, 2011, a related entity, Internet Machines MC LLC, filed a lawsuit against PLX, entitled Internet Machines MC LLC v. PLX Technology, Inc., et al., in the United States District Court for the Eastern District of Texas, Marshall Division.  Internet Machines MC LLC, however, did not serve the initial complaint on PLX.  Instead, on August 26, 2011, Internet Machines MC LLC filed a first amended complaint, which has now been served on PLX, alleging infringement by PLX and the other defendants in the lawsuit of one patent held by Internet Machines MC LLC.  The complaint in this lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of Internet Machines MC LLC's patents.  On November 11, 2011, the Company filed its answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  On March 5, 2012, the Court held an initial case-management conference in this matter.  The Court entered a scheduling order in this matter, and trial was set for July 2013.

On September 4, 2012, the Court entered an order staying the Second and Third Suits and the lawsuit brought by Internet Machines MC LLC discussed in the preceding paragraph.  Pursuant to the Court’s order, those lawsuits are stayed until a final non-appealable judgment is entered in the First Suit, again styled Internet Machines LLC v. Alienware Corp., et al., Cause No. 6:10-CV-023, in the United States District Court for the Eastern District of Texas.

As a result of the jury’s February 29, 2012 verdict on the First Suit, the Company accrued $1.0 million as of December 31, 2011.  As noted above, the Court has not filed its final judgment on the jury’s verdict. It is reasonably possible that any change in the ruling as a result of post-trial motions or possible appeals could change the estimated liability.  While it is not possible to determine the ultimate outcome of the remaining suits, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position, but it is unable to estimate a range of possible loss.

13.  Income Taxes

A provision for income tax from continuing operations of $0.5 million has been recorded for the nine month period ended September 30, 2012, compared to a provision of $1.8 million for the same period in 2011.  Income tax expense for the nine months ended September 30, 2012 and September 30, 2011 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items which are fully recognized in the period they occur and miscellaneous state income taxes. The Company excluded from its calculation of the effective tax rate losses in the US since it cannot benefit those losses.

The Company has determined that negative evidence supports the need for a full valuation allowance against its net deferred tax assets at this time. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of September 30, 2012, the Company had unrecognized tax benefits of approximately $4.4 million of which none, if recognized, would result in a reduction of the Company’s effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the nine months ended September 30, 2012. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. The Company does not believe the amount of its unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 2007 through 2011 remain open to examination by the federal and most state tax authorities. Net operating loss and tax credit carryforwards generated in prior periods remain open to examination.

14. Discontinued Operations

On September 20, 2012, the Company completed the sale of its physical layer 10GBase-T integrated circuit (“PHY”) family of products pursuant to an Asset Purchase Agreement (the “Aquantia APA”) between the Company and Aquantia Corporation for $2.0 million in cash.

On July 6, 2012, the Company had also entered into an Asset Purchase Agreement (the “Entropic APA”) with Entropic Communications, Inc., pursuant to which the Company completed the sale of its digital channel stacking switch product line within the PHY product family, including certain assets exclusively related to the product line. Under the terms of the Entropic APA, the Company continued to have an obligation to complete the development in process.  The agreement provided for $3.0 million upon closing and up to $5.0 million in future payments.  Future payments consist of a milestone payment of $2.0 million in connection with product acceptance, a $2.0 million escrow payment relating to certain representations, warranties and indemnities made by PLX and is due to be released to PLX twelve months after product acceptance and a $1.0 million milestone payment in the event a third party royalty arrangement is secured.  In conjunction with the Entropic APA, the Company entered into an Intellectual Property License Agreement (the “License Agreement”) with Entropic which provided a fully paid, royalty free license to certain of the physical layer 10GBase-T  integrated circuit technology which provided for a $4.0 million payment from Entropic to the Company upon signing.  In connection with the Transaction with Aquantia, the Company is in negotiations to modify the Agreement with Entropic and it is probable that the payment terms of certain milestone payments will be reduced and accelerated and the obligation of PLX to complete the development of the product will be assumed by Entropic.

The consideration for the combined sale of the PHY business consisted of cash received at closing in connection with the Aquantia APA of $2.0 million, the Entropic APA of $3.0 million and the License Agreement of $4.0 million and the estimated fair value of the escrow payment under the Entropic APA of $1.6 million.  The estimated fair value of the escrow payment is included in the Company’s balance sheet as other non-current assets and is based on assumptions made regarding potential claims against the escrow using historical and market data and is subject to change.  Future payments of up to $3.0 million which are contingent on future milestone achievements were not included in the initial consideration and will be accounted for when they are received. The Company recorded a gain of $2.1 million related to this divestiture. The following table summarizes the components of the gain (in thousands):

Cash proceeds from sale (including fair value amount held escrow)	$10,600
Less carrying value of assets transferred and asset write-offs:
Inventory transferred	(1,254)
Fixed assets transferred	(589)
Intangible assets write-off	(5,783)
Goodwill write-off	(877)
Gain on disposal	$2,097

The following is selected financial information included in net loss from discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	in thousands
Revenues	$1,435	$1,313	$2,947	$3,644
Gain on disposal	2,097	-	2,097	-
Loss before income taxes	(3,935)	(7,129)	(27,363)	(22,899)
Benefit from income taxes	(922)	(1,021)	(398)	(1,653)
Loss from discontinued operations	$(3,013)	$(6,108)	$(26,965)	$(21,246)

In connection with the above transactions, the Company is providing transitional support through the continued negotiations with Entropic and expects the transition period to last no more than six months.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future, but excluding from such “safe harbor” any statements made or deemed made in connection with the agreement described in Note 1 of the condensed consolidated financial statements.  Forward-looking statements include statements regarding our expectations or other prospective statements concerning the Merger Agreement and related transactions described in Note 1 of the condensed consolidated financial statements, future gross margin, our future research and development expenses, our future unrecognized tax benefits, our ability to meet our capital requirements for the next twelve months, our future capital requirements, current high turns fill requirements and our anticipation that sales to a small number of customers will account for a significant portion of our sales.  Actual results could differ materially from those projected in such forward-looking statements.  Factors that could cause actual results to differ include unexpected changes in the mix of our product sales, unexpected pricing pressures, unexpected capital requirements that may arise due to other possible acquisitions or other events, unanticipated changes in the businesses of our suppliers, and unanticipated cash shortfalls.  Actual results could also differ for the reasons noted under the sub-heading “Factors That May Affect Future Operating Results” in Item 1A, Risk Factors in Part II of this report on Form 10-Q and in other sections of this report on Form 10-Q.  All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in our Current Report on Form 8-K, filed on November 9, 2012.

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

Discontinued operations

On September 20, 2012, the Company completed the sale of its physical layer 10GBase-T integrated circuit (“PHY”) family of products pursuant to an Asset Purchase Agreement between the Company and Aquantia Corporation dated September 14, 2012.  On July 6, 2012, the Company had also entered into an Asset Purchase Agreement (the “Entropic APA”) with Entropic Communications, Inc., pursuant to which the Company completed the sale of its digital channel stacking switch product line within the PHY product family, including certain assets exclusively related to the product line.  The 10G Ethernet market has developed more slowly than had previously been anticipated and the divestiture was intended to reduce future spending and operating losses associated with this business.  The operations of the PHY related business have been segregated from continuing operations and are presented as discontinued operations in the Company’s consolidated statement of operations.  Unless otherwise indicated, the following discussions in Results of Operations pertain only to our continuing operations.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

Net Revenues

The following table shows the revenue by type (in thousands) and as a percentage of net revenues:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011
PCI Express Revenue	$17,484	65.1%	$16,263	54.6%	$50,523	65.8%	$47,312	54.9%
Connectivity Revenue	9,382	34.9%	13,500	45.4%	26,311	34.2%	38,944	45.1%
	$26,866		$29,763		$76,834		$86,256

Net revenues consist primarily of product revenues generated principally by sales of our semiconductor devices. Net revenues for the three months ended September 30, 2012 decreased 9.7%, or $2.9 million compared to same period in 2011. The decrease was due to lower sales of our consumer storage devices within the Connectivity product grouping as a result of the decline in demand for products used in systems nearing end of life and the customer transition from our legacy products to our PCI Express products, partially offset by higher sales of our PCI Express products due to the ramp of our Gen 2 and Gen 3 products.

Net revenues for the nine months ended September 30, 2012 decreased 10.9%, or $9.4 million compared to the same period in 2011. The decrease was due to lower sales of our consumer storage devices within the Connectivity product grouping as a result of the decline in demand for products used in systems nearing end of life, increased sales in the second quarter of 2011 in connection with the March 2011 Japan Tsunami and the customer transition from our legacy products to our PCI Express products, partially offset by higher sales of our PCI Express products due to the ramp of our Gen 2 and Gen 3 products.

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Excelpoint Systems Pte Ltd	30%	24%	27%	24%
Avnet, Inc.	24%	21%	24%	23%
Answer Technology, Inc.	18%	21%	20%	20%
Promate Electronics Co., Ltd	*	10%	*	*

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	in thousands
Gross profit	$16,058	$17,183	$45,102	$49,218
Gross margin	59.8%	57.7%	58.7%	57.1%

Gross profit for the three months ended September 30, 2012 decreased by 6.6%, or $1.1 million compared to the same period in 2011 while gross margin increased 2.1 percentage points or 3.6%. The increase in product gross margin was due primarily to increased sales and improved costs on our PCI Express Gen 3 builds as we move from our early revision products to our production revision products and into production volume builds as well decreased sales of the low margin Storage products within the Connectivity product grouping. The decrease in absolute dollars was due to the decrease in overall product sales.

Gross profit for the nine months ended September 30, 2012 decreased by 8.4%, or $4.1 million compared to the same period in 2011 while gross margin increased 1.6 percentage points or 2.8%. The increase in product gross margin was due primarily to decreased sales of the low margin Storage products within the Connectivity product grouping. The decrease in absolute dollars was due to the decrease in overall product sales.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	in thousands
R&D expenses	$8,823	$7,007	$21,362	$22,929
As a percentage of revenues	32.8%	23.5%	27.8%	26.6%

R&D expenses increased by $1.8 million or 25.9% in the three months ended September 30, 2012 compared to the same period in 2011. In the three months ended September 30, 2011 expenses relating to the divested UK design team were $1.7 million. Excluding the impact of the UK design team divestiture in the fourth quarter of 2011, R&D expenses increased by $3.5 million or 67.6%. The increase in R&D in absolute dollars and as a percentage of revenue was primarily due to increases in R&D spending on tape-out related activities of $3.1 million due to timing of projects taped-out and compensation and benefit expenses of $0.4 million due to an increase in headcount and the issuance of restricted stock units (RSUs) in 2012.

R&D expenses decreased by $1.6 million or 6.8% in the nine months ended September 30, 2012 compared to the same period in 2011. In the nine months ended September 30, 2011 expenses relating to the divested UK design team were $5.7 million. Excluding the impact of the UK design team divestiture in the fourth quarter of 2011, R&D expenses increased by $4.1 million or 23.7%. The increase in R&D in absolute dollars and as a percentage of revenue was primarily due to increases in R&D spending on tape-out related activities of $2.3 million due to timing of projects taped-out, compensation and benefit expenses of $0.7 million due to an increase in headcount and the issuance of RSUs in 2012, variable compensation of $0.5 million as a result of the changes in the plan to tie payouts to personal and group performance objectives and consulting fees of $0.5 million.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	in thousands
SG&A expenses	$6,654	$6,745	$22,764	$20,402
As a percentage of revenues	24.8%	22.7%	29.6%	23.7%

SG&A expenses were flat at $6.7 million in the three months ended September 30, 2012 compared to the same period in 2011. SG&A spending in compensation and benefit expenses decreased $0.4 million due to the decrease in headcount, which was offset by an increase in share-based compensation expense of $0.3 million due to the issuance of RSUs in 2012.

SG&A expenses increased by $2.4 million or 11.6% in the nine months ended September 30, 2012 compared to the same period in 2011. The increase in SG&A in absolute dollars and a percentage of revenue was due primarily to an increase in legal fees of $2.3 million relating to the Internet Machines patent infringement lawsuit in which a significant portion of the increase was due to the February 2012 trial of the first suit. In addition to increased legal fees, increases in variable compensation as a result of the changes in the plan to tie payouts to personal and group performance objectives and share-based compensation expense due to the issuance of RSUs in 2012 were offset by a decrease in headcount as a result of cost control efforts.

Acquisition and Restructuring Related Costs

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	in thousands
Deal costs	$2,830	$-	$5,179	$88
Severance costs	-	-	-	501
Lease commitment accrual	-	42	-	301
	$2,830	$42	$5,179	$890

In the three and nine month ended September 30, 2012, we recorded acquisition related costs of $2.8 million and $5.2 million, respectively, primarily for outside legal and investment banking expenses associated with the pending IDT acquisition of PLX.

Due primarily to our entering into an agreement to be acquired by IDT summarized in Note 1 of the condensed consolidated financial statements, we expect to incur, in the fourth quarter and possibly additional future periods, significant additional expenses in connection with the transactions contemplated by the agreement.  See “Item 1A Risk Factors – Risks Related to the Proposed Acquisition of the Company by IDT” for a discussion of risks related to the proposed acquisition.

In the nine months ended September 30, 2011, we recorded acquisition related costs of $88,000 primarily for outside legal and accounting costs associated with the October 1, 2010 acquisition of Teranetics.

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

In the three and nine months ended September 30, 2011, in connection with the downsizing of the UK operations, we recorded lease commitment accrual charges of $42,000 and $0.3 million, respectively.  See Note 9 of the condensed consolidated financial statements for additional information.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets consists of amortization expense related to developed core technology, trade name and customer base acquired as a result of the Oxford acquisition in January 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	in thousands
Amortization of acquired intangible assets	$64	$382	$223	$1,145
As a percentage of revenues	0.2%	1.3%	0.3%	1.3%

Amortization of acquired intangible assets decreased by $0.3 million or 83.3% and $0.9 million or 80.5% in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The decrease in amortization expense was due to the Oxford Serial and USB core technology becoming fully amortized in December 2011 and the fourth quarter 2011 acceleration of the Oxford NAS developed core technology as a result of the UK design team divestiture.

Interest Income (Expense) and Other, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	in thousands
Interest income	$8	$15	$27	$60
Interest expense	(72)	(60)	(162)	(188)
Other income (expense)	4	3	16	(81)
	$(60)	$(42)	$(119)	$(209)

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term investment balances. Interest income decreased for the three and nine months ended September 30, 2012 compared to the same period in 2011 due to lower investment balances largely due to operating losses and the payment of the note related to the Teranetics acquisition.

Interest expense for the three and nine months ended September 30, 2012, primarily consisted of interest recorded on the line of credit borrowings and capital lease obligations. For the same periods in 2011, interest expense consisted of interest recorded on the notes associated with the acquisition of Teranetics and interest recorded on our capital lease obligations.

Other income includes foreign currency transaction gains and losses and other miscellaneous transactions. Other income may fluctuate significantly due to currency fluctuations.

Provision for Income Taxes

A provision for income tax of $0.5 million has been recorded for the nine month period ended September 30, 2012, compared to a provision of $1.8 million for the same period in 2011. Income tax expense for the nine months ended September 30, 2012 and September 30, 2011 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items which are fully recognized in the period they occur and miscellaneous state income taxes. We excluded from our calculation of the effective tax rate losses in the US since we cannot benefit those losses.

We have determined that negative evidence supports the need for a full valuation allowance against our net deferred tax assets at this time. We will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of September 30, 2012, we had unrecognized tax benefits of approximately $4.4 million of which none, if recognized, would result in a reduction of our effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the nine months ended September 30, 2012. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. We do not believe the amount of our unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions.  The tax years 2007 through 2011 remain open to examination by the federal and most state tax authorities. Net operating loss and tax credit carryforwards generated in prior periods remain open to examination.

Liquidity and Capital Resources

Cash and Investments

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of September 30, 2012 cash, cash equivalents, short and long-term marketable securities were $17.9 million, a decrease of $1.9 million from $19.8 million at December 31, 2011.

Operating Activities

Cash used in operating activities primarily consists of net loss adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, impairments, fair value remeasurements, provisions for excess and obsolete inventories, other non-cash items, and the effect of changes in working capital and other activities. Cash used in operating activities for the nine months ended September 30, 2012 was $7.3 million compared to cash used in operating activities of $4.2 million in the same period in 2011 and included net loss from discontinued operations, adjusted for non-cash items, of $13.0 million and $13.9 million, respectively. The increase in cash flow used in operations was primarily due to an increased net loss, adjusted for non-cash and non-operating items and changes in our working capital. Our days sales outstanding increased due to strong shipments late in September 2012 as compared to the same period in 2011. The decrease in inventory from September 30, 2011 reflects our efforts to control inventory levels and the inventory transferred to Aquantia; however inventory purchases increased in the nine months ended September 30, 2012 compared to the same period in 2011 to support customer demand. Our days payable outstanding increased due to timing of vendor payments. In addition to the changes in accounts receivables, inventories and accounts payable, the increase in cash used in working capital related items is due to an increase in prepaid software licenses and an income tax refund received in 2011, partially offset by an increased variable compensation accrual in 2012 combined with a larger variable compensation payment in the first quarter of 2011.

Investing Activities

Our investing activities are primarily driven by investment of our excess cash, sales of investments, business acquisitions and divestitures and capital expenditures. Capital expenditures have generally been comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures. The cash provided by investing activities for the nine months ended September 30, 2012 of $11.1 million was due to proceeds received from the sale of the PHY business of $9.0 million and the sales and maturities of investments (net of purchases) of $4.1 million, partially offset by capital expenditures of $2.0 million. Cash provided by investing activities for the nine months ended September 30, 2011 of $6.5 million was due to the sales and maturities of investments (net of purchases) of $9.0 million, partially offset by capital expenditures of $2.5 million.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2012 of $1.4 million was due to payment of the note associated with the acquisition of Teranetics of $4.8 million and payments made on capital lease obligations of $0.5 million, partially offset by borrowings against the line of credit (net of principal payments) of $3.0 million and proceeds from the exercise of stock options of $1.0 million. Cash provided by financing activities for the nine month period ended September 30, 2011 of $1.5 million was due to borrowings against the line of credit of $2.0 million and the proceeds from the exercise of stock options of $0.1 million, partially offset by the payments made on capital lease obligations of $0.6 million.

Obligations

As of September 30, 2012, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
		Less than	1-3	More than
	Total	1 Year	Years	3 Years
Operating leases - facilities and equipment	$425	$142	$283	$-
Capital leases - IP and equipment	108	108	-	-
Software licenses	5,841	3,239	2,602	-
Inventory purchase commitments	9,629	9,629	-	-
Borrowing against line of credit	5,000	5,000	-	-
Total cash obligations	$21,003	$18,118	$2,885	$-

On September 30, 2011, we entered into an agreement with Silicon Valley Bank to establish a two-year $10 million revolving loan facility. Borrowings under the credit facility bear interest at rates equal to the prime rate announced from time to time in The Wall Street Journal. As of September 30, 2012 the prime rate was 3.25%.  The facility also provides for commitment, unused facility and letter-of-credit fees. As of September 30, 2012, we have outstanding borrowings of $5.0 million. The facility is subject to certain financial covenants for EBITDA, as defined in the agreement, and a monthly quick ratio computation (PLX’s cash, investments and accounts receivable divided by current liabilities). We were in compliance with all financial covenants associated with this facility as of September 30, 2012. See Note 11 of the condensed consolidated financial statements for additional information.

We believe that our existing resources, together with cash generated from our operations and sale of the PHY business will be sufficient to meet our capital requirements for at least the next twelve months.  Our future capital requirements will depend on many factors, including the inventory levels we maintain, the level of investment we make in new technologies and improvements to existing technologies and the levels of monthly expenses required to launch new products.  To the extent that existing resources and future earnings are insufficient to fund our future activities, we may need to raise additional funds through public or private financings.  Additional funds may be difficult to obtain as a result of the pending transaction with IDT, and may not be available or, if available, we may not be able to obtain them on terms favorable to us and our stockholders.

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

As of September 30, 2012, we offer pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. We analyze current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program.  We also offer stock rotation rights to three distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. We analyze inventory at distributors, current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required for this program.  Provisions for reserves are charged directly against revenue and related reserves are recorded as a reduction to accounts receivable.

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

Taxes

We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of September 30, 2012, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. We will maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance.

Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents, short-term investments and long-term investments of $4.8 million at September 30, 2012.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  We invest primarily in high quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $13,000 decrease (less than 1%) in the fair value of our available-for-sale securities.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of September 30, 2012, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On January 20, 2012, the Court entered an order consolidating the Second and Third Suits into one action.  The Court further ordered that the schedule entered in the Third Suit would govern the consolidated action.  As a result, the consolidated action was set for trial in February 2013.

On March 25, 2011, a related entity, Internet Machines MC LLC, filed a lawsuit against PLX, entitled Internet Machines MC LLC v. PLX Technology, Inc., et al., in the United States District Court for the Eastern District of Texas, Marshall Division.  Internet Machines MC LLC, however, did not serve the initial complaint on PLX.  Instead, on August 26, 2011, Internet Machines MC LLC filed a first amended complaint, which has now been served on PLX, alleging infringement by PLX and the other defendants in the lawsuit of one patent held by Internet Machines MC LLC.  The complaint in this lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of Internet Machines MC LLC's patents.  On November 11, 2011, we filed our answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  On March 5, 2012, the Court held an initial case-management conference in this matter. The Court entered a scheduling order in this matter, and trial was set for July 2013.

On September 4, 2012, the Court entered an order staying the Second and Third Suits and the lawsuit brought by Internet Machines MC LLC discussed in the preceding paragraph.  Pursuant to the Court’s order, those lawsuits are stayed until a final non-appealable judgment is entered in the First Suit, again styled Internet Machines LLC v. Alienware Corp., et al., Cause No. 6:10-CV-023, in the United States District Court for the Eastern District of Texas.

As a result of the jury’s February 29, 2012 verdict on the First Suit, we accrued $1.0 million as of December 31, 2011.  As noted above, the Court has not filed its final judgment on the jury’s verdict. It is reasonably possible that any change in the ruling as a result of post-trial motions or possible appeals could change the estimated liability.  While it is not possible to determine the ultimate outcome of the remaining suits, we believe that we have meritorious defenses with respect to the claims asserted against us and intend to vigorously defend our position, but we are unable to estimate a range of possible loss.

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

Consummation of the Offer is subject to various conditions set forth in the Merger Agreement, including, but not limited to (i) at least a majority of shares of PLX common stock then outstanding (calculated on a fully diluted basis) being tendered into the Offer (the “Minimum Condition”), (ii) the expiration or termination of the applicable Hart-Scott-Rodino Act waiting period (the “FTC Clearance”), (iii) the registration statement for IDT’s common stock issuable in connection with the Offer and Merger being declared effective by the SEC, and the listing of such shares on NASDAQ, and (iv) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) with respect to PLX’s business.  The Offer is not subject to a financing condition.

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

On May 7, 2012, IDT and the Company made premerger filings under the HSR Act with the Federal Trade Commission (FTC) and the Antitrust Division of the U.S. Department of Justice. On June 5, 2012, following consultation with the FTC and PLX, IDT voluntarily withdrew its Notification and Report Form with respect to the exchange offer and the merger. IDT re-filed its Notification and Report form on June 6, 2012. On July 6, 2012, IDT and PLX each received a request for additional information from the FTC (the Second Request). This Second Request extends the waiting period applicable to the exchange offer under the HSR Act, which was set to expire on July 6, 2012 at 11:59 p.m., New York City time. The waiting period is extended until 11:59 p.m., New York City time, on the thirtieth day (or the next business day) after both IDT and PLX substantially comply with the Second Request, as specified by the HSR Act and the implementing rules, subject to extension by agreement among the parties. In the third quarter of 2012, IDT and the Company signed a timing agreement with the FTC extending the post-compliance waiting period from thirty to forty-five days, which is subject to change by agreement among the parties.

Pursuant to the Merger Agreement, if all conditions to the Offer were not satisfied as of October 30, 2012, IDT was not required to extend the Offer after October 30, 2012, provided, however, that IDT or PLX each had the right to extend the Offer for three months ending on January 31, 2013 for the sole purpose of obtaining the FTC Clearance or both obtaining the FTC Clearance and satisfying the Minimum Condition. Consistent with the terms of the Merger Agreement, at the end of October 2012, the Offer was extended until January 31, 2013. However, if the FTC Clearance has not been obtained and/or the Minimum Condition has not been satisfied prior to January 31, 2013, only IDT has the right to further extend the Offer for the purposes of obtaining the FTC Clearance or both obtaining the FTC Clearance and satisfying the Minimum Condition for an additional three months ending on April 30, 2013. If IDT chooses not to exercise such right, the Offer will expire and will not be completed.

We cannot assure that the FTC Clearance will have been obtained and the Minimum Condition will be satisfied prior to the expiration of the Offer on January 31, 2013, and we also cannot assure that, should those conditions not be satisfied prior to that date, IDT will exercise its sole right to extend the Offer for an additional three months ending on April 30, 2013. Therefore, we cannot assure at this time that the parties will be able to complete the Offer and mergers contemplated by the Merger Agreement (with other related transactions contemplated by the Merger Agreement, the “Transaction”) as contemplated under the Merger Agreement or at all.  Risks related to the pending status of the Transaction, and/or failure to complete the Transaction, include the following:

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

PLX and IDT will incur substantial expenses related to the Transaction, whether or not the Transaction is completed. Through October 2012, PLX has incurred direct transaction costs of approximately $5.6 million.  PLX estimates that it will incur additional investment banking fees of $2.5 million, which is contingent upon consummation of the Transaction. Due to the pending Second Request process, PLX is unable to make a reliable estimate of the future amount of direct transaction costs associated with the antitrust review of the Transaction.  Moreover, in the event that the Merger Agreement is terminated, PLX may, under some circumstances, be required to pay IDT a $13.20 million termination fee.  Payment of these expenses by PLX as a standalone entity would adversely affect PLX's operating results and financial condition and would likely adversely affect its stock price.

In accordance with generally accepted accounting principles, IDT will account for the acquisition of PLX using the acquisition method of accounting.  IDT’s financial results may be adversely affected by the resulting accounting charges incurred in connection with the offer and the mergers.  IDT may also incur additional costs associated with combining the operations of IDT and PLX, which may be substantial but which cannot be readily estimated at this time.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. For the nine months ended September 30, 2012 and 2011, sales through distributors accounted for approximately 89% and 90%, respectively, of our continuing net revenues. Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

We have lost several employees as a result of the uncertainty associated with the pending acquisition, continued uncertainty and the delays in the expiration of the Hart-Scott-Rodino Act waiting period may cause additional employee losses, impact employee morale and disrupt our short term objectives.

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

Sales outside of the United States accounted for approximately 84% and 83% of our continuing net revenues for the nine months ended September 30, 2012 and 2011, respectively. Sales outside of the United States may fluctuate in future periods and are expected to account for a large portion of our revenues.  In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the United States, thereby exposing us indirectly to foreign risks.  Further, most of our semiconductor products are manufactured outside of the United States.  Accordingly, we are subject to international risks, including:

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

We May Be Required To Record A Significant Charge To Earnings If Our Goodwill Or Amortizable Intangible Assets Become Impaired

Under generally accepted accounting principles, we review our amortizable intangible and long lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment annually during the fourth quarter and between annual tests in certain circumstances. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill, amortizable intangible assets or other long lived assets may not be recoverable, include a persistent decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. As a result of changes in business climate and the increase in likelihood that the 10 Gigabit Ethernet asset group would be sold or disposed of, we determined that its carrying value exceeded its fair value and recorded an impairment charge of $10.3 million. See Note 7 of the condensed consolidated financial statements for more information around the 10 Gigabit Ethernet impairment review. We have recorded goodwill and other intangible assets related to prior acquisitions, and may do so in connection with any potential future acquisitions. We may be required to record a significant charge in our financial statements during the period in which any additional impairment of our goodwill, amortizable intangible assets or other long lived assets is determined, which would adversely impact our results of operations.

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

2.1
Asset Purchase Agreement, dated as of July 6, 2012, between Entropic Communications, Inc. as Purchaser and PLX Technology, Inc. as Seller.  Certain portions have been omitted pursuant to a confidential treatment request submitted to the Securities and Exchange Commission. The omitted information is indicated by [*] and has been filed separately with the Securities and Exchange Commission.  In the event that the Securities and Exchange Commission should deny such request in whole or in part, such exhibit or relevant portions thereof shall be filed by further amendment to this quarterly report on Form 10-Q.  Pursuant to Regulation S-K, Item 601(b)(2), certain exhibits and schedules to this exhibit, as set forth in this exhibit, have not been filed herewith. The registrant agrees to furnish a supplemental copy of any such omitted exhibit or schedule to the Securities and Exchange Commission upon request; provided, however, that the registrant may request confidential treatment of omitted items.

2.2
Asset Purchase Agreement, dated as of September 14, 2012, between Aquantia Corp. as Purchaser and PLX Technology, Inc. as Seller, incorporated herein by this reference from Exhibit 10.1 to the PLX Form 8-K filed on September 26, 2012, reporting the completion of the transaction under Item 2.01.  Pursuant to Regulation S-K, Item 601(b)(2), certain schedules (and similar attachments) to this exhibit have not been filed herewith. A list of omitted schedules is included in the agreement. The registrant agrees to furnish a supplemental copy of any such omitted schedule (or similar attachment) to the Securities and Exchange Commission upon request; provided, however, that the registrant may request confidential treatment of omitted items.

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

Date: November 9, 2012

By:    /s/ Arthur O. Whipple

         Arthur O. Whipple
         Chief Financial Officer
         (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Asset Purchase Agreement, dated as of July 6, 2012, between Entropic Communications, Inc. as Purchaser and PLX Technology, Inc. as Seller.  Certain portions have been omitted pursuant to a confidential treatment request submitted to the Securities and Exchange Commission. The omitted information is indicated by [*] and has been filed separately with the Securities and Exchange Commission.  In the event that the Securities and Exchange Commission should deny such request in whole or in part, such exhibit or relevant portions thereof shall be filed by further amendment to this quarterly report on Form 10-Q.  Pursuant to Regulation S-K, Item 601(b)(2), certain exhibits and schedules to this exhibit, as set forth in this exhibit, have not been filed herewith. The registrant agrees to furnish a supplemental copy of any such omitted exhibit or schedule to the Securities and Exchange Commission upon request; provided, however, that the registrant may request confidential treatment of omitted items.

2.2
Asset Purchase Agreement, dated as of September 14, 2012, between Aquantia Corp. as Purchaser and PLX Technology, Inc. as Seller, incorporated herein by this reference from Exhibit 10.1 to the PLX Form 8-K filed on September 26, 2012, reporting the completion of the transaction under Item 2.01.  Pursuant to Regulation S-K, Item 601(b)(2), certain schedules (and similar attachments) to this exhibit have not been filed herewith. A list of omitted schedules is included in the agreement. The registrant agrees to furnish a supplemental copy of any such omitted schedule (or similar attachment) to the Securities and Exchange Commission upon request; provided, however, that the registrant may request confidential treatment of omitted items.

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