Form 10-K
period 2012-12-31
PLX TECHNOLOGY INC
filed 2013-03-15
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]    Smaller Reporting Company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's common stock on June 30, 2012, as reported on The NASDAQ Global Market, was $265,952,815.

The number of shares of common stock outstanding at February 28, 2013 was 45,410,784.

DOCUMENTS INCORPORATED BY REFERENCE
PART III OF THIS REPORT ON FORM 10-K INCORPORATES INFORMATION BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT FOR ITS 2013 ANNUAL MEETING OF STOCKHOLDERS - ITEMS 10, 11, 12, 13 AND 14.

PLX Technology, Inc.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2012

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

The explosive growth of cloud-based computing has provided a significant opportunity for PLX, since the data centers that house these systems are limited by their ability to offer high performance, low cost, low power, scalable interconnections.  The level of integration is increasing, and the need for rapid expansion forces these customers to build their systems using standard-based, off-the-shelf devices.

The Company is a market share leader in stand-alone PCI Express switches and bridges.  We recognized the trend towards this serial, switched interconnect technology early, launched products for this market long before our competitors, and have deployed multiple generations of products to serve a general-purpose market.  In addition to enabling customer differentiation through our product features, the breadth of our product offering is in itself a significant benefit to our customers, since we can serve the complete needs of our customers with cost-effective solutions tailored to specific system requirements.  The Company supplies an extensive portfolio of PCI Express switches; PCI Express bridges that allow backward compatibility to the previous PCI standard; and our newest bridge enables seamless interoperability between two of the most popular mainstream interconnects: PCI Express and USB. Our long experience with PCI Express connectivity products enables PLX to deliver reliable devices that operate in non-ideal, real-world system environments.

Several trends within the data center are putting more emphasis on the performance and features of standard interconnection products.  These include:

•	High density data centers, which make the traditional solutions inadequate in terms of power dissipation and cost.
•	I/O Virtualization, which allows multiple host processors to share communication and storage devices.
•	Convergence, which enables different protocols to be delivered on standard, high volume interconnection technologies.
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

The Company has enhanced its systems and software capability in particular over the past several years.  This has become important, since the high level of integration of the silicon devices has driven more of the intelligence of the system into fewer devices.  This has made the architecture of the building blocks critical to overall system performance, and necessitates a closer relationship between the vendor and customer to achieve aggressive system operating goals.  In addition, the highly integrated solutions have become more complex, and both time-to-market goals and performance targets can only be reasonably attained if the device vendor supplies the appropriate software as part of the overall solution.  PLX’s customers view the Company as a resource from the start of their system development, choosing their architecture and making their trade-offs based on the features available in PLX products.

The PLX growth strategy has several key components:

•	Identify the technology trends and discontinuities that drive high-volume markets and deliver highly differentiated products to that market before the competition;
•	Offer added-value features that enable our customers to differentiate their products;
•	Focus on adding value at competitive prices that enable high volume adoption of our customers’ solutions;
•	Deliver comprehensive solutions, including semiconductor devices, the necessary software and development kits to allow rapid time-to-market, and worldwide local technical support;
•	Identify where PLX can enable the market and expand the total addressable market (TAM) built from our leadership silicon and complimentary software;

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

Discontinued Operations

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

The 10G Ethernet market developed more slowly than had previously been anticipated and as a result the Company divested the associated products. The Company completed the sale of a portion of its physical layer 10GBase-T integrated circuit (“PHY”) family of products pursuant to an Asset Purchase Agreement between the Company and Aquantia Corporation dated September 14, 2012.  The Company had also entered into an Asset Purchase Agreement with Entropic Communications, Inc. on July 6, 2012, as amended on November 21, 2012, pursuant to which the Company completed the sale of its digital channel stacking switch product line within the PHY product family, including certain assets exclusively related to the product line.  Together, these divestitures completed the sale of the PHY business. These divestitures were intended to reduce future spending and operating losses associated with this business.

The operations of the PHY related business have been segregated from continuing operations and are presented as discontinued operations in the Company’s consolidated statement of operations.  Unless otherwise indicated, the following discussions pertain only to our continuing operations.

Acquisition Activity

On April 30, 2012, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Integrated Device Technology, Inc. ("IDT") in which IDT would purchase all of the Company's outstanding shares of common stock in exchange for consideration, per share, comprised of (i) $3.50 in cash plus (ii) 0.525 of a share of IDT common stock.

The Merger Agreement was subject to various conditions, including, but not limited to (i) at least a majority of shares of PLX common stock then outstanding (calculated on a fully diluted basis) being tendered into the Offer, (ii) the expiration or termination of the applicable Hart-Scott-Rodino Act ("HSR Act") waiting period, (iii) the registration statement for IDT's common stock issuable in connection with the Offer and Merger being declared effective by the SEC and the listing of such shares on Nasdaq and (iv) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) with respect to PLX's business.

  On December 18, 2012, the United States Federal Trade Commission ("FTC") filed an administrative complaint challenging IDT's proposed acquisition of PLX. On December 19, 2012, as a result of the FTC's determination to challenge the proposed acquisition, IDT and PLX mutually agreed to terminate the Merger Agreement.

Industry Background

High speed interconnect technology has largely consolidated over the past decade, converging on several mainstream standards that serve different roles within the system.  PCI Express has become the dominant interconnect within enterprise class individual electronic systems (sometimes referred to as “within the box”), and Ethernet and USB are the primary general purpose interconnect technologies between individual electronic systems (sometimes referred to as “box-to-box”).  PCI Express is now being considered for the box-to-box market due to its high performance, low power, low cost, and ease of connectivity to PCI Express devices within the box.

Although there are other interconnect standards and proprietary technologies that exist for specific purposes, they are limited to narrow functions, and the industry continues to converge on just a few general purpose interconnects.

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

Cloud-based computing, where basic storage and computational functions have been consolidated into a smaller number of extremely large compute and storage farms, has invigorated the enterprise market in particular, and has put renewed focus on the ability to move data around quickly and efficiently, and within very aggressive cost and power envelopes.  This industry shift has made the choice of interconnect technology into a key differentiator, and has made a standards-based approach crucial to success.

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

Power dissipation has become critical, since the density of computing and storage has reached the point where there are tangible, significant costs associated with supplying power to the computer room, and in cooling the equipment to some reasonable temperature.  It is challenging just to dissipate the power that is generated within the powerful computing subsystem.  This need for lower power pushes the industry toward even deeper submicron fabrication technologies, and the costs of this move also favor those who can amortize their development costs over a wide customer base.  This is possible only through a framework based on standards.

PLX delivers high speed interconnection products based on high volume, standard connection points.  The connections are based on industry standards that allow interoperability between vendors, but PLX differentiates its products by offering lower overall system cost, lower power, higher performance, and a rich feature set, all while conforming to the connection points that have become mainstream.  The company is focused solely on the PCI Express standard.  In order to supplement the usage of PCI Express, the company also offers a variety of other bridging connections, the most significant of which is USB.

PCI Express, also known as PCIe, is the primary interconnection mechanism inside computing systems today.  By remaining software compatible with the previous, ubiquitous parallel PCI technology, the switched serial PCI Express technology quickly became the connection of choice for the majority of computing and enterprise devices in the industry.  Since there is at least one, and sometimes many, PCI Express ports on almost every system building block, the least costly and highest performance approach for connecting the devices together is through this interconnection pathway.  To provide appropriate connection between subsystems in complex multi-chip systems, a switch is the most cost-effective approach.  The switch is thus a fundamental building block for the system, carrying data to and from the subsystems without impeding the native performance of the underlying devices.  For those few end points which do not have native PCI Express connections, PLX also provides bridges to translate the protocol.

The Universal Serial Bus (USB) standard was designed to replace the expensive, slow, unreliable, and un-scalable parallel interconnects of the time. USB was originally used to connect PCs with peripherals such as printers and external storage.  Its speed has been upgraded continuously since its initial rollout, and USB has become the most popular interconnect between electronic systems in the consumer market.  USB has become the natural way that users upgrade their system with peripherals, eliminating the need to open the case and add plug-in cards.

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

The second industry trend that favors the PLX product focus is the continued increase in CPU and I/O speeds, especially in the communication and storage subsystems.  As speeds of these subsystems increase, the demand for greater bandwidth in the component-level interconnect follows.  Since PLX is a leader in mainstream PCI Express interconnection technology, it is in a unique position to satisfy this demand.

PCIe has become so common that it is either the main connectivity port on CPU, storage, and communication devices, or one of just a few.  This has created an opportunity for the technology to expand beyond its board-level dominance to being a single, converged fabric inside cloud and data center racks.   And since PLX is already supplying the majority of the stand-alone switching and bridging devices, it enables the company to identify and deploy products that take advantage of the synergies between inside-the-box and outside-the-box solutions.

The trend toward greater processing and I/O performance has been paralleled by several other trends: I/O virtualization and fabric convergence.  Computing systems have long used the concept of virtualization to enable individual users on a single system to appear to have all of the processor, I/O, and storage.  This was managed by the hardware and operating system.  As the processing power increased, and as standard operating systems such as Windows and Linux became dominant, virtualization was expanded to include even the operating system, and in current systems, not only do users believe that they have all of the resources, they also write their code based on one of the supported operating systems, and users all co-exist without knowledge that other users are “running” on something entirely different.  These improvements have led to special-purpose virtualization hardware features supported by software, and they have become common.

The initial I/O virtualization systems generally used a software approach.  However, this approach yielded poor performance and took up more of the processing subsystem than was acceptable.  It did not scale as easily because of the inherent limitations of a software-only implementation.  As with the other virtualization initiatives, hardware has become available to offload some of the tasks, and today there are systems deployed that allow a single host processor to share a limited number of I/O and storage subsystems with efficient hardware assistance.

The next phase of this evolution is to enable multiple host processors to share all of the I/O subsystems in the same way.  Today, there is no standard, widely deployed method to do this with hardware assistance.  The existing solutions are either proprietary or niche.  The most effective place for this multi-host I/O virtualization to exist is in the fabric that connects together the host processors and I/O.  This fabric can be created by PCIe, and the company is currently designing solutions that include hardware and software that enable this next phase of the virtualization capability.  To be successful, the solution needs to allow a step-by-step migration from the current system to the new, more powerful systems, and that is the approach the Company is taking.

The final pertinent migration trend in the data center is fabric convergence.  The benefits of consolidation and standardization have been discussed several times, and they especially apply to the pathways over which information travels to and from the processing systems.  The economies of scale, rapid deployment, redundancy, and development cost advantages are significant when a wide range of different communication and storage protocols – each one well suited to a specific purpose – can share a mainstream, high performance connectivity technology.

The clear advantages that are made possible by separating the CPU, communication, and storage subsystems, and by allowing them to interact through a high speed, mainstream converged interconnect mechanism are driving significant industry trends.  One of the more high-profile industry initiatives to address this need is the Open Compute Platform, which has brought together industry leaders with the goal of a broadly supported standard approach.

PLX identified these trends several years ago, and began an initiative to create a high speed, virtualized, converged fabric based on PCI Express.  This solution has been given the name ExpressFabric®, and it combines the features discussed in this section.  ExpressFabric is meant to satisfy the demands of a single data center rack, or several racks, and will co-exist with other mainstream interconnect technologies such as Ethernet and Infiniband; each technology dominating the subsystems where its technical capability and historical advantages are best suited.

Strategy

PLX provides standards-based, off-the-shelf interconnect solutions to enable high performance, low cost, added-value features and rapid customer time-to-market.  Although the external connections are standard in order to enable high volume markets, the products themselves offer proprietary advantages through innovative technology.

PLX seeks to identify technology trends and to provide products that cater to these trends during the early, high growth phase of technology market discontinuities.  This allows the Company to establish itself as a product leader and has provided a powerful incumbency benefit as the target technology becomes mainstream.

•
We recognized the promise of PCI Express in the early days of the standard, and brought to market leadership switches and bridges in 2004, gaining market share at the key customers necessary for success.  We continue to enjoy market share leadership in the PCI Express interconnect market and continue to invest to maintain or grow this share. This included a broad PCIe Gen2 product line roll-out in 2007, and our newest products based on the Gen3 specification. The Company now offers an industry-leading 18 PCI Express Gen3 switches, most of which are in production, with the remaining sampling to key customers.

•
Given the company’s focus on interconnect, and our high penetration into our target markets, PLX has identified which standards are most important to bridge, and we introduced devices that allows PCI Express devices to bridge to USB 3.0.  This unique part allows customer products that have PCI Express as a connection point inside the box – which is the most common capability on both standard products and ASICs – to interconnect with devices outside the box based on the most popular consumer-level, general purpose USB standard.

•
The company recognized several years ago that the increasing use of PCIe as the dominant connection on CPU, storage, and communication devices targeted for the enterprise and computing markets, and the need for a lower cost, lower power solution in high density enterprise and cloud data centers, created an opportunity to extend the use of PCIe outside the box.  The company then identified the additional features that were necessary to make this a successful solution, and created switching solutions to complete the migration from the existing solutions to PCIe.  This was all done within a standards-based approach, and these products are expected to be deployed in enterprise systems over the next several years.

PLX focuses on offering leadership features to our customers at price points that are made possible through high volume delivery of standards-based solutions.

•
We focus on system level performance in all of our products.  Since interconnect choice has such a large impact on system performance, we identify those areas that might limit overall latency or throughput and enhance them.  This is done through advanced silicon design techniques, and also through innovative software and firmware that identify where the overhead is in the system.

•
We provide low power solutions to our customers since this has become a major differentiator for total system cost and environmental reasons.  PLX offers reduced power through technology choices, and through design techniques that modulate power for sections of the device that are not in use.

•
We offer added-value features that enable customer product differentiation.  For PCI Express this includes features such as multiprocessor capability, multiple virtual channels for communications backplanes, integrated DMA for higher performance in control planes, the ability to share I/O virtually, and many other unique functions.

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

PLX provides more than just the semiconductor device.  We focus on providing the whole product, and offer technical expertise that enables our customers to get to market quickly with a robust high-end product.

•
We supply a hardware-based Rapid Development Kit (RDK) as part of our standard offering.  This allows customers to evaluate our products easily, and enables software development and interoperability testing to begin prior to the customer developing their own hardware.

•	We provide simulation models to customers that allow them to develop their own devices and verify that they interoperate with our products prior to getting silicon.
•
We provide a complete Software Development Kit (SDK) that includes kernel-level drivers, a user-level application programming interface (API), customized binary software for each customer, sample code for some of the advanced features, and a state-of-the-art graphical user interface (GUI) that allows customers to easily bring up their system. Our solutions comply with industry-leading operating systems.

•
In addition to these visible features, our products also include in-chip capabilities that allow rapid debug of complex system problems in order to improve time-to-market.  This allows high speed signals to be effectively measured and debugged during development, in manufacturing, and even in the field without adding expensive special instrumentation.

•	We offer worldwide technical experts, with local, direct Field Applications Engineers (FAEs) in North America, Europe, and throughout Asia.

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

When we receive our initial sample silicon back from the third-party wafer fabrication facility (fab), we validate the product prior to sending it to our demanding customer base.  As with the pre-silicon verification, this post-silicon phase makes use of our years of product releases to ensure reliable product operation.  We have invested in the talent and equipment, and use our extensive proprietary test suites, to fully validate the device.  In addition, we have built up a broad interoperability lab, where we exercise the product with a growing number of other components and subsystems to ensure reliable operation in a range of real-world environments.

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

Real-World Debug Capability. Our products have proprietary hardware features that allow complex problems to be solved in the field without special instrumentation, and performance monitoring hardware that makes visible important system performance metrics.  We include software as part of our normal release that takes these hardware features and allows them to be easily deployed through a modern GUI interface.  We also enable the programmer to view and change the registers in our device quickly and easily, and provide access to an on-line databook explanation of the registers.

One important skill that the company has developed is the ability to validate and characterize high speed SerDes and PHY signals, especially in regards to how they perform in dense configurations, and in often-unfriendly operating environments.  PLX has done this through many generations of products that have been deployed in highly diverse customer systems.  The company has added special-purpose hardware capabilities within the newer generations of devices, enabled them through the appropriate software, and has created validation and characterization platforms that rely on a combination of state-of-the-art test equipment and a deep level of knowledge shaped by years of experience.

Products

Our products consist of interconnect semiconductor products, fully supported by the software and hardware kits that enable our customers to get to market quickly with robust, differentiated solutions.

PCI Express Switches.  Since PCI Express is a point-to-point serial interconnect standard, it requires a switch to connect a single PCI Express port from a processor or chipset to multiple end-points.  Examples of applications include fan-out in servers and storage systems, multi-graphics engines in gaming and workstation systems, control planes in networking and communications systems and backplanes in embedded and industrial equipment.  PLX switches allow aggregation of multi-channel Ethernet, Fibre Channel, graphics and SAS cards to the host.  PLX switch products are offered in various configurations as requirements vary from one application to the next.  PCI Express switches have become a basic building block in systems being designed today using this standard.  PLX started with the Gen 1 family of PCI Express at 2.5 Gigabits per second in 2004, followed by Gen2 products in late 2007, where the data rate has doubled to 5.0 Gigabits per second. The company now offers an industry-leading 18 PCI Express Gen3 switches (8 Gigabit per second), including the world’s largest Gen3 PCIe switch at 96 lanes.  Eleven of these Gen3 switches are in production, with the remaining readily sampling to key customers.

PCI Express Bridges.  PCI Express Bridges allow devices with other standards to be used in systems that need to interoperate with PCI Express.  These bridges facilitate connection back to conventional PCI for purposes of upgrading, and our newest product in this family includes USB controllers that connect PCI Express to another popular I/O: USB 3.0.  Bridges of this kind allow users to quickly bring a new product to market.  Applications using these bridge devices include servers, storage host bus adapters, graphics, TV tuners and security systems.  We also offer bridges that translate PCI Express to general purpose serial and parallel ports.

USB Interface Chips.  USB interface chips are used by computer peripherals and consumer products to interoperate through an external cabled connection.  These devices have been used on products such as multi-function printers, portable media players, portable navigation systems and hard disks.  Our USB interface chips offer connection to either PCI or a general purpose interface, providing a simple connection that provides high performance. Current PLX products support the SuperSpeed USB 3.0 standard.

Direct Attached Storage (DAS).  DAS devices are SOC products that allow external consumer storage peripherals to be easily connected to a PC through either a USB, 1394, or external Serial ATA (SATA) connection.    Our current products support the USB 3.0 standard.  No new products are in development.

Network Attached Storage (NAS).  NAS products provide customer-level data storage that attaches to a Local Area Network (LAN) in the home.  PLX NAS products are aimed at the consumer market, and are SOC devices that combine Ethernet, USB, PCI Express and SATA ports with other standard interfaces necessary to complete a state-of-the-art network appliance.  PLX products include a PCI interface to easily create complete subsystems, a DDR DRAM interface, and on-chip capabilities such as TCP off-load, RAID, and encryption.  These basic building blocks are enabled with high performance firmware that runs on a powerful, low power ARM processor.  No new products are in development.

PCI Bridges.  PLX offers a range of general purpose bridges that translate and extend the PCI bus.  These products offer a bridge between PCI and a variety of other serial and parallel general purpose interfaces.  Our PCI-to-PCI bridges are chips that increase the number of peripheral devices that can be included in a microprocessor-based system.  PLX’s bridge product line spans the entire PCI range, from 32-bit 33MHz through 64-bit 66MHz, and includes 133MHz PCI-X devices.  No new products are in development.

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

We maintain sales offices in the United States, China, Korea, Japan, Taiwan, and the United Kingdom.

Sales in North America represented 16%, 20% and 18%, of net revenues for 2012, 2011 and 2010, respectively. All worldwide sales to date have been denominated in U.S. dollars. We have one operating segment, the sale of semiconductor devices. Additional segment reporting information is included in Note 16 to the consolidated financial statements in this form 10-K.

Net revenues through distributors accounted for approximately 89%, 89% and 93% of our net revenues for 2012, 2011 and 2010, respectively. Revenues related to sales through distributors are expected to continue to account for a large portion of our total revenues. See "Item 1A, Risk Factors - Certain Factors That May Affect Future Operating Results - A Large Portion of Our Revenues Is Derived from Sales to Third-Party Distributors Who May Terminate Their Relationships with Us at Any Time" in this Form 10-K.

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Years Ended December 31,
	2012	2011	2010

Excelpoint Systems Pte Ltd.	27%	24%	27%
Avnet, Inc.	24%	24%	23%
Answer Technology, Inc.	19%	18%	18%

We provide technical support and assistance to existing and potential customers in designing, testing, and qualifying systems designs that incorporate our products.  Technical support to customers is provided through field and factory applications engineers, technical marketing personnel, web-based support and, if necessary, product design engineers.  We believe that superior technical support plays a pivotal role in building long-term relationships with customers by providing our customers time-to-market, a high level of customer satisfaction and encouraging customers to use our next-generation products.

Since the components we produce are largely proprietary and generally not available from pin compatible second sources, we consider our end customer to be the entity specifying the use of our component in their design.  These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their designs.

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

Our research and development expenditures totaled $27.5 million, $28.2 million and $30.8 million in 2012, 2011 and 2010, respectively. Research and development expenses consist primarily of tape-out related costs at the independent foundries, salaries and related costs, including share-based compensation and expenses for outside engineering consultants. We perform our research and development activities at our headquarters in Sunnyvale, California and also in Bangalore, India. We periodically seek to hire additional skilled development engineers who are currently in short supply. Our business could be adversely affected if we encounter delays in hiring additional engineers.  See "Item 1A, Risk Factors - Certain Factors That May Affect Future Operating Results - We Could Lose Key Personnel Due to Competitive Market Conditions and Attrition" in this Form 10-K.

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

Manufacturing

We have adopted a "fabless" semiconductor manufacturing model and outsource all of our semiconductor manufacturing, assembly, and testing. This approach allows us to focus our resources on the design, development and marketing of products and significantly reduces our capital requirements. Currently, our products are primarily being fabricated, assembled or tested by Advanced Semiconductor Engineering, Ardentec, Atmel, Epson, Faraday, Fujitsu, First Semiconductor Technology, MagnaChip, Open-Silicon, Renesas, STATS ChipPAC Ltd., Taiwan Semiconductor Manufacturing Corporation, UMC and Unimicron. These manufacturers fabricate, assemble, and test our products based on the design and test specifications we have provided. A small number of our products are currently manufactured by more than one supplier, and we expect a substantial amount of our products to be single-source manufactured for the foreseeable future. We must place orders two to four months in advance of expected delivery of finished goods. We maintain inventory levels based on current lead times from foundries plus safety stock to account for unanticipated interruption in supply and fluctuations in demand. Our inventory comprises a large portion of our working capital. As a result, we have limited ability to react to fluctuations in demand for our products which could cause us to have an excess or a shortage of inventory of a particular product and reduced product revenues.

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

Intellectual Property

 Our future success and competitive position depend upon our ability to obtain and maintain the proprietary technology used in our principal products. Most of our current products include implementations of the PCI, PCI Express and USB industry standards, which are available to other companies. We hold 43 patents on switching, interconnect and storage technologies that will expire at various dates beginning in 2014 through 2033. In the future, we plan to seek patent protection when we believe it is necessary.

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

Employees

As of December 31, 2012, we employed a total of 156 employees, including 79 engaged in research and development, 51 engaged in sales and marketing, 7 engaged in manufacturing operations and 19 engaged in general administration activities. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Global Economic Conditions May Continue to Have an Adverse Effect on Our Businesses and Results of Operations

In late 2008 and 2009, the severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy contributed to slowdowns in the industries in which we operate.  Economic uncertainty exacerbated negative trends in spending and caused certain customers to push out, cancel, or refrain from placing orders, which reduced revenue. We have seen market conditions improve since the second half of 2009 and throughout most of 2010; however, we are seeing that the rate of growth has slowed as inventory levels have balanced themselves out in 2011 and into 2012. Difficulties in obtaining capital and uncertain market conditions may lead to the inability of some customers to obtain affordable financing, resulting in lower sales. Customers with liquidity issues may lead to additional bad debt expense. These conditions may also similarly affect key suppliers, which could affect their ability to deliver parts and result in delays in the availability of product.  Further, these conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. In addition, we maintain an investment portfolio that is subject to general credit, liquidity, market and interest rate risks that may be exacerbated by deteriorating financial market conditions and, as a result, the value and liquidity of the investment portfolio could be negatively impacted and lead to impairment.  If the current improving economic conditions are not sustained or begin to deteriorate again, or if we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

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

Defects In Our Products Could Increase Our Costs And Delay Our Product Shipments

Our products are complex and we use third party developed intellectual property and serdes in the design of our products. While we test our products, these products may still have errors, defects or bugs that we find only after commercial production has begun. We have experienced errors, defects and bugs in the past in connection with new products.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. Sales through distributors accounted for approximately 89%, 89% and 93% of our net revenues in 2012, 2011 and 2010, respectively. Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

The Demand For Our Products Depends Upon Our Ability To Support Evolving Industry Standards

A majority of our revenues are derived from sales of products, which rely on the PCI Express, PCI and USB standards.  If markets move away from these standards and begin using new standards, we may not be able to successfully design and manufacture new products that use these new standards.  There is also the risk that new products we develop in response to new standards may not be accepted in the market.  In addition, these standards are continuously evolving, and we may not be able to modify our products to address new specifications.  Any of these events would have a material adverse effect on our business.

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

Acquisitions Could Adversely Affect Our Financial Condition And Could Expose Us To Unanticipated Liabilities

As part of our business strategy, we expect to continue to review acquisition prospects that would complement our existing product offerings, improve market coverage or enhance our technological capabilities.  Potential future acquisitions could result in any or all of the following:

•	potentially dilutive issuances of equity securities;
•	large acquisition-related write-offs;
•	potential patent and trademark infringement claims against the acquired company;
•	the incurrence of debt and contingent liabilities or amortization expenses related to other intangible assets;
•	difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies;
•	the incurrence of additional operating losses and expenses of companies we may acquire;
•	possible delay or failure to achieve expected synergies;
•	diversion of management’s attention from other business concerns;
•	risks of entering geographic and business markets in which we have no or limited prior experience;
•	potential loss of key employees; and
•	potential lawsuits from shareholders.

Because We Sell Our Products To Customers Outside Of The United States And Because Our Products Are Incorporated With Products Of Others That Are Sold Outside Of The United States We Face Foreign Business, Political And Economic Risks

Sales outside of the United States accounted for 84%, 80% and 82% of our net revenues in 2012, 2011 and 2010, respectively.  Sales outside of the United States may fluctuate in future periods and may continue to account for a large portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the Unites States, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of the United States. Accordingly, we are subject to international risks, including:

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

We May Be Required To Record A Significant Charge To Earnings If Our Goodwill Or Other Long Lived Asset Become Impaired

Under generally accepted accounting principles, we review our amortizable intangible and long lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment annually during the fourth quarter and between annual tests in certain circumstances. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or other long lived assets may not be recoverable, include a persistent decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We have recorded goodwill related to prior acquisitions, and may do so in connection with any potential future acquisitions. In the fourth quarter of 2012, we tested the goodwill acquired and determined there was no impairment. We may be required to record a significant charge in our financial statements during the period in which any additional impairment of our goodwill  or other long lived assets is determined, which would adversely impact our results of operations.

Customer Demands And New Regulations Related To Conflict-Free Minerals May Force Us To Incur Additional Expenses

In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in their products. These new requirements will require companies to investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. In October 2012, the National Association of Manufacturers and the U.S. Chamber of commerce filed a petition for review in the U.S. Court of Appeals for the District of Columbia in response to a piece of Dodd-Frank regulation that requires public companies to disclose whether their products have been manufactured with these conflict minerals in countries where the sale of these minerals fuel humanitarian violence. The outcome of this suit is uncertain and may impact the adoption of these new requirements.

In the semiconductor industry, these minerals are most commonly found in metals. As there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that we will be able to obtain necessary metals in sufficient quantities or at competitive prices. Also, since our supply chain is complex and some suppliers will not share their confidential supplier information, we may face challenges with our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are “conflict free.” Some customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it becomes unsalable as a result of these regulations.

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

On January 25, 2013, Potomac Capital Partners II, L.P and associated reporting persons (collectively, “Potomac”) filed a Schedule 13D with the SEC, reporting beneficial ownership of 5.1% of our outstanding common shares.  This filing included a copy of a letter Potomac had delivered to our board of directors, and stated in part that “The letter concluded that as a result of the recent divestiture of unprofitable non-core businesses and $20 million annual operating expense reduction, the Issuer [PLX] represents an even more attractive acquisition target today and, therefore, shareholder value can be maximized only through a robust exploration and evaluation of all available strategic options and value-maximizing opportunities.”

On February 13, 2013, Potomac filed an amendment to its Schedule 13D that includes a copy of a second letter delivered to our board of directors.  On that date, Potomac also issued a press release discussing and including a copy of the second letter.  That press release concluded in part that:  “Potomac reiterated its strong belief that value can best be created by capitalizing on the historic interest in PLX and exploring all strategic alternatives, including the sale of the Company. However, Potomac stressed that they had no faith that the current Board will translate strategic interest in PLX into a value-maximizing transaction and concluded that change is urgently needed in the composition of the Board.”

On March 6, 2013, Potomac filed a further amendment to its Schedule 13D that includes the following statements: "On March 6, 2013, PCP II delivered a letter to the Issuer nominating Messrs. Colombatto, Domenik, Schwartz, Singer, and Swift (together, the “Nominees”), as set forth therein, for election to the Board at the Issuer’s 2013 annual meeting of stockholders (including any other meeting of stockholders held in lieu thereof, and any adjournments, postponements, reschedulings or continuations thereof, the “Annual Meeting”).  The Reporting Persons intend to engage in discussions with management, the Board and stockholders of the Issuer regarding the nomination of directors at the Annual Meeting and the composition of the Issuer’s Board generally."

The brief summary set forth above is not intended as a complete description of all of the views and statements of Potomac, and interested persons should read the full text of Potomac’s filings, letters and press release referred to above and any future communications to the public Potomac may make about PLX.

If we should receive unsolicited proposals to acquire our company, if Potomac or other persons initiate or pursue efforts to replace or otherwise change our board of directors, or if Potomac or other persons should initiate a proxy contest to elect one or more directors other than those expected to be nominated by our board of directors at the 2013 annual meeting of stockholders or other actions that contest or conflict with our company’s strategic direction, any such actions could have an adverse effect on our company because:

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We own one facility in Sunnyvale, California, which has approximately 55,000 square feet. This facility comprises our headquarters and includes our research and development, sales and marketing and administration departments. Internationally, we lease offices in China, India, Japan, Korea and Taiwan. These leases comprise approximately 15,476 square feet and have terms expiring in or prior to April 2016. We believe that our current facilities will be adequate through 2013.

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

On January 20, 2012, the Court entered an order consolidating the Second and Third Suits into one action.  The Court further ordered that the schedule entered in the Third Suit would govern the consolidated action.  As a result, the consolidated action was originally set for trial in February 2013.

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

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Market and has been quoted on The NASDAQ Global Market under the symbol "PLXT" since its initial public offering on April 5, 1999. The following table sets forth, for the periods indicated, the range of quarterly high and low sales price for our common stock as reported on The NASDAQ Global Market:

2012	High	Low
First Quarter	$4.16	$2.73
Second Quarter	$6.71	$3.70
Third Quarter	$6.38	$5.07
Fourth Quarter	$5.79	$3.41

2011	High	Low
First Quarter	$4.22	$3.12
Second Quarter	$3.72	$3.20
Third Quarter	$3.94	$2.71
Fourth Quarter	$3.39	$2.52

As of February 28, 2013, there were approximately 107 holders of record of our common stock and as of that date, the last reported sales price of our common stock was $4.75.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock. In July 2008, our Board of Directors authorized an additional 2,000,000 shares under the repurchase program.  At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.   We purchased approximately 1,730,000 shares for $8.4 million between 2002 and 2008. We did not purchase any additional shares in between 2009 and 2012. As of December 31, 2012, under the Board’s repurchase authorization, we had the capacity to repurchase an additional 2,269,000 shares.

Performance Graph

	Cumulative Total Return

	12/07	12/08	12/09	12/10	12/11	12/12
PLX Technology, Inc.	100.00	18.49	34.73	38.82	30.86	39.03
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
Philadelphia Semiconductor	100.00	64.12	101.17	115.04	116.92	139.17

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

	Years Ended December 31,
	2012	2011	2010	2009 (2)	2008 (3)
	in thousands, except per share data
Consolidated Statement of Operations Data:
Net Revenues (1)	$100,248	$111,152	$115,540	$82,832	$81,068
Gross Profit (1)	58,786	64,552	67,787	46,932	48,282
Operating Income (Loss) From Continuing Operations (1)	(4,816)	6,003	6,820	(15,490)	(57,947)
Income (Loss) From Continuing Operations (1)	(5,201)	3,104	4,642	(18,802)	(56,530)
Basic Income (Loss) Per Share From Continuing Operations (1)	$(0.12)	$0.07	$0.12	$(0.53)	$(2.00)
Shares Used to Compute Basic Per Share Amounts	44,882	44,559	38,942	35,653	28,203
Diluted Income (Loss) Per Share From Continuing Operations (1)	$(0.12)	$0.07	$0.12	$(0.53)	$(2.00)
Shares Used to Compute Diluted Per Share Amounts	44,882	45,016	39,625	35,653	28,203

	Years Ended December 31,
	2012	2011	2010	2009	2008
	in thousands
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$14,673	$12,097	$5,835	$11,299	$6,865
Working Capital	14,243	21,340	24,833	49,945	49,153
Total Assets	72,979	96,818	121,971	84,020	77,260
Total Long Term Borrowings	-	2,000	-	-	-
Total Long Term Note Payable and Capital Lease Obligations	-	-	1,731	1,098	-
Total Stockholders' Equity	$46,672	$75,219	$97,808	$71,999	$69,203

(1)
In 2012 we completed the sale of certain assets of our PHY product family.  The results of operations for this business has been segregated and excluded from the continuing operations presented.  Periods prior to October 1, 2010, the date the disposed business was acquired, are not impacted.

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

The explosive growth of cloud-based computing has provided a significant opportunity for PLX, since the data centers that house these systems are limited by their ability to offer high performance, low cost, low power, scalable interconnections.  The level of integration is increasing, and the need for rapid expansion forces these customers to build their systems using standard-based, off-the-shelf devices.

PLX is a market share leader in stand-alone PCI Express switches and bridges.  We recognized the trend towards this serial, switched interconnect technology early, launched products for this market long before our competitors, and have deployed multiple generations of products to serve a general-purpose market.  In addition to enabling customer differentiation through our product features, the breadth of our product offering is in itself a significant benefit to our customers, since we can serve the complete needs of our customers with cost-effective solutions tailored to specific system requirements.  PLX supplies an extensive portfolio of PCI Express switches; PCI Express bridges that allow backward compatibility to the previous PCI standard; and our newest bridges enable seamless interoperability between two of the most popular mainstream interconnects: PCI Express and USB. Our long experience with PCI Express connectivity products enables PLX to deliver reliable devices that operate in non-ideal, real-world system environments.

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

Discontinued operations

On September 20, 2012, the Company completed the sale of a portion of its physical layer 10GBase-T integrated circuit (“PHY”) family of products pursuant to an Asset Purchase Agreement between the Company and Aquantia Corporation dated September 14, 2012.  The Company had also entered into an Asset Purchase Agreement (the “Entropic APA”) with Entropic Communications, Inc., on July 6, 2012, as amended on November 21, 2012, pursuant to which the Company completed the sale of its digital channel stacking switch product line within the PHY product family, including certain assets exclusively related to the product line.  Together, these divestitures completed the sale of the PHY business. The 10G Ethernet market developed more slowly than had previously been anticipated and the divestitures were intended to reduce future spending and operating losses associated with this business.  The operations of the PHY related business have been segregated from continuing operations and are presented as discontinued operations in the Company’s consolidated statement of operations.  Unless otherwise indicated, the following discussions in Results of Operations pertain only to our continuing operations.

Results of Operations

Comparison of Years Ended December 31, 2012, 2011 and 2010

Net Revenues. Net revenues consist of revenues generated principally by sales of our semiconductor devices as well as occasional IP and service development revenue.

The following table shows the revenue by type (in thousands) and as a percentage of net revenues:

	Years Ended December 31,
	2012		2011		2010
PCI Express revenue	$66,780	66.6%	$61,557	55.4%	$54,361	47.0%
Connectivity revenue	33,468	33.4%	49,595	44.6%	61,179	53.0%
	$100,248		$111,152		$115,540

Net revenues for the year ended December 31, 2012 were $100.2 million, a decrease of $10.9 million or 9.8% from $111.2 million in 2011. In 2011, we recorded licensed IP and development service revenue of $1.9 million primarily associated with our consumer storage technology. Excluding IP and development service revenue, revenues decreased $9.0 million or 8.3% compared to 2011.  The decrease in 2012 was due to lower sales of our Connectivity products as a result of the decline in demand for products used in systems nearing end of life and the customer transition from our legacy products to our PCI Express products, partially offset by higher sales of our PCI Express products due to the ramp of our Gen2 and Gen3 products.

Net revenues for the year ended December 31, 2011 were $111.2 million, a decrease of $4.4 million or 3.8% from $115.5 million in 2010. Excluding IP and development service revenue recorded in 2011, revenues decreased $6.3 million or 5.4% compared to 2010.  The decrease in 2011 was due to lower sales of our Connectivity and Consumer Storage products as well as lower average selling prices (ASPs) of our Consumer Storage products as a result of the transition to the low ASP markets, partially offset by higher sales of our PCI Express.

We currently expect to see revenue growth through 2013 for our PCI Express products and continued declines of our Connectivity products.

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Years Ended December 31,
	2012	2011	2010

Excelpoint Systems Pte Ltd.	27%	24%	27%
Avnet, Inc.	24%	24%	23%
Answer Technology, Inc.	19%	18%	18%

We continue to generate significant revenues from Asia. For the year ended December 31, 2012, 2011 and 2010, approximately 71%, 68% and 71%, respectively, of net revenues were generated from Asia.

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

	Years Ended December 31,
	2012	2011	2010
	in thousands
Gross profit	$58,786	$64,552	$67,787
Gross margin	58.6%	58.1%	58.7%

Gross profit for the year ended December 31, 2012 decreased by 8.9%, or $5.8 million compared to 2011.  Excluding the IP and development service revenue of $1.9 million which were recorded at a 100% margin in 2011, 2011 gross margin was 57.4% and gross profit was $62.7 million, a decrease of 6.2% or $3.9 million.  The decrease in absolute dollars was due to the decrease in overall product sales, while the increase in gross margin percentage was due primarily to decreased sales of the low margin Consumer Storage devices within the Connectivity product grouping.

Gross profit for the year ended December 31, 2011 decreased by 4.8%, or $3.2 million compared to 2010.  Excluding the IP and development service revenue recorded in 2011, gross margin was 57.4% and gross profit was $62.7 million, a decrease of 7.5% or $5.1 million compared to 2010.  The decrease in absolute dollars and as a percentage was primarily due to decreased Consumer Storage product margins as a result of the transition to the low ASP markets and the decrease in Connectivity product shipments which generally have higher margins.

We expect gross margin to remain relatively flat in 2013. Future gross profit and gross margin are highly dependent on the product and customer mix, provisions and sales of previously written down inventory, the position of our products in their respective life cycles and specific manufacturing costs.  Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development Expenses. Research and development (R&D) expenses consist primarily of tape-out costs at the independent foundries, salaries and related costs, including share-based compensation, software licenses, and expenses for outside engineering consultants included in R&D expenses.

	Years Ended December 31,
	2012	2011	2010
	in thousands
R&D expenses	$27,532	$28,218	$30,799
As a percentage of revenues	27.5%	25.4%	26.7%

R&D expenses decreased by $0.7 million, or 2.4% in the year ended December 31, 2012 compared to 2011. Expenses relating to the 2011 divested UK design team were $0.2 million and $6.0 million in 2012 and 2011, respectively. Excluding the impact of the divestiture, R&D expenses increased by $5.1 million or 23.0%. The increase was primarily due to increases in tape-out-related activities of $3.1 million due to timing of projects taped-out, compensation and benefit expenses of $0.9 million due to an increase in headcount and variable compensation of $0.5 million as a result of the changes in the plan to tie variable compensation to personal and group performance objectives as well as financial metrics. In addition, due to the IDT acquisition activities, which were subsequently terminated, retention measures were put in place, particularly RSU grants resulting in an increase in share-based compensation expense of $0.4 million.

R&D expenses decreased by $2.6 million, or 8.4% in the year ended December 31, 2011 compared to 2010. The decrease was primarily due to decreases in engineering tools of $1.9 million due to license term expirations and decreased renewal rates of licenses, compensation and benefit expenses of $1.4 million as a result of downsizing of the operations in the UK in the first quarter of 2011 and the subsequent divestiture of the remaining UK team in October 2011, and consulting services of $0.5 million, partially offset by an increase in tape-out related activities of $1.4 million due to timing of projects taped-out.

We believe continued spending on research and development to develop new products is critical to our success.  In addition, we expect research and development expenses to modestly increase in future periods with the introduction of new products.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses consist primarily of salaries and related costs, including share-based compensation, sales commissions to manufacturers’ representatives and professional fees, as well as trade show and other promotional expenses.

	Years Ended December 31,
	2012	2011	2010
	in thousands
SG&A expenses	$28,927	$28,037	$26,720
As a percentage of revenues	28.9%	25.2%	23.1%

SG&A expenses increased by $0.9 million or 3.2% in the year ended December 31, 2012 compared to 2011. The increase was primarily due to an increase in variable compensation of $0.9 million as a result of the changes in the plan to tie variable compensation to personal and group performance objectives as well as financial metrics. In addition, due to the IDT acquisition activities, which were subsequently terminated, retention measures were put in place, particularly RSU grants and a one-time increase in employee related commissions, resulting in increases in share-based compensation expense of $0.6 million and employee commissions of $0.5 million. These increases were partially offset by a decrease in compensation and benefit expenses of $1.2 million due to a decrease in headcount.

SG&A expenses increased by $1.3 million or 4.9% in the year ended December 31, 2011 compared to 2010. The increase in SG&A in absolute dollars was primarily due to an accrual of $1.0 million as a result of the jury’s February 29, 2012 verdict on the first Internet Machines patent infringement lawsuit and increases in legal fees of $1.8 million relating to the Internet Machines lawsuits, consulting services of $0.3 million and share-based compensation expenses of $0.3 million, partially offset by decreases in compensation and benefit expenses of $1.4 million, primarily variable compensation, as a result of decreased profitability and commission expenses to manufacturer’s representatives of $0.3 million due to lower commission rates. See Note 15 of the consolidated financial statements and Item 3 of this report for additional information around the patent infringement complaints.

We expect SG&A expenses to decrease in 2013, primarily in legal expenses, as the result of the stayed Internet Machines lawsuits.

Acquisition and Restructuring Related Costs.

	Years Ended December 31,
	2012	2011	2010
	in thousands
Deal costs	$6,898	$88	$855
Escrow claim settlement	-	(1,397)	-
Severance costs	-	501	-
Lease commitment accrual	-	301	-
	$6,898	$(507)	$855

In 2012 we recorded acquisition related costs of $6.9 million, primarily for outside legal and banking expenses associated with the IDT acquisition activities, which were subsequently terminated. In 2011 and 2010 we recorded $0.1 million and $0.9 million, respectively, in acquisition related costs associated with the October 1, 2010 acquisition of Teranetics. As a result of the indemnity claims we communicated to the Teranetics stockholders’ representative, we negotiated a $1.9 million reduction against the two promissory notes. The settlement included the cancelation of the $1.5 million note due in October 2013 and was recorded in 2011 as a reduction to acquisition and restructuring related costs in the Consolidated Statement of Operations for the assessed fair value of $1.4 million for the portion of the claims not directly related to the operations of the PHY activity. See Note 8 of the consolidated financial statements for additional information.  Deal costs related primarily to outside legal and accounting costs.

In 2011, we recorded approximately $0.5 million of severance and benefit related costs, included in acquisition and restructuring related costs in the Consolidated Statement of Operations, related to the termination of 14 employees as a result of the downsizing and refocus of the operations in the UK early in the year and cost control efforts as a result of the Teranetics acquisition. See Note 9 of the consolidated financial statements for additional information.

In 2011, in connection with the downsizing of the UK operations, we recorded lease commitment accrual and leasehold impairment charges of $0.3 million.  See Note 9 of the consolidated financial statements for additional information.

Amortization of Purchased Intangible Assets. Amortization of acquired intangible assets consists of amortization expense related to developed core technology, tradename and customer base acquired in the Oxford acquisition in January 2009.

	Years Ended December 31,
	2012	2011	2010
	in thousands
Amortization of purchased intangible assets	$245	$2,801	$2,593
As a percentage of revenues	0.2%	2.5%	2.2%

Amortization of acquired intangible assets decreased by $2.6 million or 91.3% in the year ended December 31, 2012 compared to 2011. The decrease in amortization expense was due to the Oxford USB and Serial developed core technology becoming fully amortized in 2011 and the useful life change and acceleration of the Network Attached Storage (NAS) Connectivity developed core technology as a result of the divestiture of the UK design team in October 2011. As of December 31, 2012 all purchased intangibles are fully amortized.

Amortization of acquired intangible assets increased by $0.2 million or 8.0% in the year ended December 31, 2011 compared to 2010. The increase in amortization expense was due to the useful life change and acceleration of Oxford NAS developed core technology as a result of the divestiture of the UK design team in October 2011, partially offset by the accelerated amortization of the Oxford USB and Serial developed core technology and the Oxford trade name becoming fully amortized in December 2010.  See Note 11 to our consolidated financial statements for additional information.

Interest Income, Interest Expense and Other, Net.

	Years Ended December 31,
	2012	2011	2010
	in thousands
Interest income	$33	$73	$186
Interest expense	(203)	(165)	(117)
Other income (expense)	21	(56)	(12)
	$(149)	$(148)	$57

Interest income for the years ended December 31, 2012, 2011 and 2010 of $33,000, $73,000 and $186,000, respectively, reflects interest earned on average cash, cash equivalents and short-term and long-term investment balances. The decreases in 2012 and 2011 were due to lower investments balances largely due to operating losses and the 2012 payment of the note related to the Teranetics acquisition.

Interest expense for the years ended December 31, 2012, 2011 and 2010 of $0.2 million, $0.2 million and $0.1 million, respectively, primarily consisted of interest recorded on the line of credit borrowings, our capital lease obligations and the note associated with the acquisition of Teranetics.

Other income (expense) includes foreign currency transaction gains and losses and other miscellaneous transactions.  Other income may fluctuate significantly due to currency fluctuations.

Provision for Income Taxes. Provision for income taxes for the year ended December 31, 2012 was $0.2 million on a pretax loss of $5.0 million, compared to a provision of $2.8 million on pretax income of $5.9 million and a provision of $2.2 million on a pretax income of $6.9 million for the periods ended December 31, 2011 and 2010, respectively. Our 2012 provision differs from the benefit derived by applying the applicable U.S. federal statutory rate to the loss from continuing operations due primarily to the change in valuation allowance for the net deferred tax asset, partially offset by a benefit of research and development tax credits and nondeductible permanent items. Our 2011 provision differs from the provision derived by applying the applicable U.S. federal statutory rate to income from continuing operations due primarily to nondeductible permanent items, partially offset by a benefit of research and development tax credits. Our 2010 provision differs from the provision derived by applying the applicable U.S. federal statutory rate to income from continuing operations due primarily to nondeductible permanent items, the limitation in the usage of acquired NOLs (net operating losses) related to Oxford and the recording of a valuation allowance for the net deferred tax asset partially offset by a benefit of research and development tax credits. See Note 13 of the consolidated financial statements for reconciliation of statutory tax rates.

Liquidity and Capital Resources

Cash and Investments. We invest cash not needed for current operations predominantly in certificate of deposits and debt instruments that are highly liquid, of high-quality investment grade and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of December 31, 2012 cash, cash equivalents, short and long-term marketable securities were $16.7 million, a decrease of $3.1 million from $19.8 million at December 31, 2011, and a decrease of $6.9 million from $23.6 million at December 31, 2010.

Operating Activities.

	Years Ended December 31,
	2012	2011	2010
	in thousands
Income (loss) from continuing operations, net of non-cash items	$1,638	$10,397	$12,743
Loss from discontinued operations, net of non-cash items	(14,968)	(18,690)	(5,714)
Changes in working capital	893	5,637	(7,528)
Net cash used in operating activities	$(12,437)	$(2,656)	$(499)

Cash used in operating activities primarily consists of net loss adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, impairments, provisions for excess and obsolete inventories, other non-cash items, and the effect of changes in working capital and other activities. Cash used in operating activities in 2012 was $12.4 million and included loss from discontinued operations, adjusted for non-cash items, of $15.0 million. The cash used in discontinued operations was partially offset by cash provided by income from continuing operations, adjusted for non-cash items, of $1.6 million and changes in working capital which provided cash of $0.9 million. The decrease in cash flow provided by continuing operations in 2012 compared to 2011 was primarily due to an increased net loss, adjusted for non-cash and non-operating items and changes in our working capital. Our days sales outstanding was relatively flat. The increase in inventory reflects strong demand for our PCI Express products. Our days payable outstanding increased due to the increase of payable related to the IDT acquisition activities, which were subsequently terminated, and the timing of vendor payments.

Cash used in operating activities in 2011 was $2.7 million compared to cash used in operating activities of $0.5 million in 2010. The loss adjusted for non-cash items from discontinued operations used cash of $18.7 million in 2011.  The cash used in discontinued operations was largely offset by cash provided by net income from continuing operations, adjusted for non-cash items, of $10.4 million and changes in working capital which provided $5.6 million of cash.  The increase in cash used by discontinued operations was due to a full year of PHY related activity in 2011 versus only one quarter of the year in 2010 due to the timing of the Teranetics acquisition, where we acquired the PHY operations. Our days sales outstanding decreased due to strong shipments late in December 2010 as compared to the same period in 2011. The decrease in inventory reflects our efforts to control inventory levels as orders softened in the fourth quarter of 2011. Our days payable outstanding decreased due to the decrease in inventory purchases and timing of vendor payments.

Investing Activities. Our investing activities are primarily driven by investment of our excess cash, sales of investments, business acquisitions and divestitures and capital expenditures. Capital expenditures have generally been comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures. Cash provided by investing activities in 2012 was due to the proceeds received from the sale of the PHY business of $10.4 million and the sales and maturities of investments (net of purchases) of $5.5 million, partially offset by capital expenditures of $2.6 million. Cash provided by investing activities in 2011 of $7.5 million was due to the sales and maturities of investments (net of purchases) of $10.0 million and $0.5 million cash received for the net assets transferred in the divestiture of the UK design team, partially offset by capital expenditures of $3.0 million.

Financing Activities. Cash provided by financing activities in 2012 of $1.7 million was due to the borrowings against the line of credit (net of principal payments) of $6.0 million and proceeds from the exercise of stock options of $1.2 million, partially offset by the payment of the note associated with the 2010 acquisition of Teranetics of $4.8 million and payments made on capital lease obligations of $0.6 million.  Cash provided by financing activities in 2011 of $1.5 million was due to the borrowings against the line of credit of $2.0 million and the proceeds from the exercise of stock options of $0.4 million, partially offset by payments made on capital lease obligations of $0.9 million.

As of December 31, 2012, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
		Less than	1-3	More than
	Total	1 Year	Years	3 Years
Operating leases - facilities and equipment	$583	$243	$340	$-
Software licenses	5,196	3,203	1,993	-
Inventory purchase commitments	7,444	7,444	-	-
Borrowings against line of credit	8,000	8,000	-	-
Total cash obligations	$21,223	$18,890	$2,333	$-

On September 30, 2011, we entered into an agreement with Silicon Valley Bank (SVB) to establish a two-year $10.0 million revolving loan facility. Borrowings under the credit facility bear interest at rates equal to the prime rate announced from time to time in The Wall Street Journal. As of December 31, 2012 the prime rate was 3.25%.  The facility also provides for commitment, unused facility and letter-of-credit fees. As of December 31, 2012, we have outstanding borrowings of $8.0 million.  The facility is subject to certain financial covenants for earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement, and a monthly quick ratio computation (PLX’s cash, investments and accounts receivable divided by current liabilities). We were in compliance with all financial covenants associated with this facility as of December 31, 2012. See Note 14 of the consolidated financial statements for additional information.

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

See Note 15 to our consolidated financial statements for additional information on our contractual obligations and commercial commitments.

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

We offer pricing protection to two distributors whereby we support the distributor’s resale product margin on certain products held in the distributor’s inventory. We analyze current requests for credit in process, also known as ship and debits, historical rates and amounts of credits issued, and inventory at the distributor to determine the ending sales reserve required for this program. We also offer stock rotation rights to three distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. We analyze current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required for this program. In addition, we had arrangements with a small number of customers offering a rebate program on various products, which were terminated in June 2010. We recorded rebates as a reduction of revenue when the rebate was in the form of cash consideration. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

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

Taxes. We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2012, we carried a valuation allowance for the net deferred tax asset as a result of uncertainties regarding the realization of the asset balance (see Note 13 to the consolidated financial statements). The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset.  As of December 31, 2012, a valuation allowance continues to be recorded for the deferred tax assets based on management’s assessment that realization of deferred tax assets is uncertain due to the history of losses, the variability of operating results and the inability to conclude that it is more likely than not that sufficient taxable income would be generated in future periods to realize those deferred tax assets. Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may significantly increase income in the period such determination is made.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued a standard which revised the presentation of other comprehensive income (“OCI”). The new guidance requires entities to present net income and OCI in either a single continuous statement or in separate consecutive statements. The guidance does not change the components of net income or OCI, when OCI should be reclassified to net income, or the earnings per share calculation. This accounting guidance was effective for annual reporting periods beginning after December 15, 2011. We adopted this guidance as of January 1, 2012 using two consecutive statements.

In July 2012, the FASB issued amended standards to simplify how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. These amended standards are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued amended standards to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report their corresponding effect(s) on net income. These amended standards are effective for annual reporting periods beginning after December 15, 2012. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents short-term investments and long-term investments of approximately $4.0 million at December 31, 2012. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $10,000 decrease (less than 1%) in the fair value of the Company's available-for-sale securities.  At December 31, 2012, we had an unrealized gain on our investments of less than $1,000 and an unrealized gain of approximately $9,000 at December 31, 2011.

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

Based on their evaluation as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal year that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on these criteria.

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

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	1.	Consolidated Financial Statements

For the following financial information included herein, see Index on page 40:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Balance Sheets as of December 31, 2012 and 2011.

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2012.

Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2012.

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2012.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012.

Notes to Consolidated Financial Statements.

	2.	Financial Statement Schedule

The financial statement schedules of the Company are included in Part IV of this report: As of and for each of the three years in the period ended December 31, 2012-II Valuation and Qualifying Accounts. All other schedules have been omitted because they are not applicable.

	3.	Exhibit Index

See Exhibit Index immediately following the signature page for a list of exhibits filed or incorporated by reference as a part of this report.

(b)	Exhibits

The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15 (a) (3) above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PLX Technology, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of PLX Technology, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  In connection with our audits of the financial statements, we have also audited Schedule II – Valuation and Qualifying Accounts as of and for each of the years ended December 31, 2012, 2011 and 2010.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLX Technology, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, Schedule II – Valuation and Qualifying Accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PLX Technology, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2013, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
San Jose, California
March 15, 2013

 Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
PLX Technology, Inc.
Sunnyvale, California

We have audited PLX Technology, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  PLX Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, PLX Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PLX Technology, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 15, 2013, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
San Jose, California
March 15, 2013

 PLX TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$14,673	$12,097
Short-term investments	1,787	7,549
Accounts receivable, less allowances of $2,100 and $2,391	10,635	11,074
Inventories	10,560	8,896
Other current assets	2,894	1,323
Total current assets	40,549	40,939
Goodwill	20,461	21,338
Other purchased intangible assets, net	-	20,845
Property and equipment, net	11,267	12,291
Long-term investments	251	106
Other assets	451	1,299
Total assets	$72,979	$96,818

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,738	$7,134
Accrued compensation and benefits	4,493	3,586
Accrued commissions	817	632
Other accrued expenses	2,259	3,132
Short term note payable and capital lease obligation	-	5,115
Short term borrowings against line of credit	8,000	-
Total current liabilities	26,307	19,599
Long term borrowings against line of credit	-	2,000
Total liabilities	26,307	21,599

Commitments and contingencies (Notes 12 and 15)

Stockholders' equity:
Preferred stock, $0.001 par value per share:
Authorized -- 5,000,000 shares: none issued and outstanding	-	-
Common stock, $0.001 par value per share:
Authorized -- 200,000,000 shares: issued and outstanding - 45,094,668 and 44,701,118	45	45
Additional paid-in capital	189,444	185,323
Accumulated other comprehensive loss	(226)	(147)
Accumulated deficit	(142,591)	(110,002)
Total stockholders' equity	46,672	75,219
Total liabilities and stockholders' equity	$72,979	$96,818

 See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Net revenues	$100,248	$111,152	$115,540
Cost of revenues	41,462	46,600	47,753
Gross profit	58,786	64,552	67,787

Operating expenses
Research and development	27,532	28,218	30,799
Selling, general and administrative	28,927	28,037	26,720
Net acquisition and restructuring related costs	6,898	(507)	855
Amortization of purchased intangible assets	245	2,801	2,593
Total operating expenses	63,602	58,549	60,967

Income (loss) from operations	(4,816)	6,003	6,820
Interest income	33	73	186
Interest expense	(203)	(165)	(117)
Other income (expense), net	21	(56)	(12)
Income (loss) from continuing operations before provision for income taxes	(4,965)	5,855	6,877

Provision for income taxes	236	2,751	2,235

Income (loss) from continuing operations, net of tax	(5,201)	3,104	4,642
Loss from discontinued operations (including gain on disposal of $3,450 in 2012), net of tax	(27,388)	(27,927)	(7,931)
Net loss	$(32,589)	$(24,823)	$(3,289)

Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.12)	$0.07	$0.12
Loss from discontinued operations	$(0.61)	$(0.63)	$(0.20)
Net loss	$(0.73)	$(0.56)	$(0.08)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.12)	$0.07	$0.12
Loss from discontinued operations	$(0.61)	$(0.62)	$(0.20)
Net loss	$(0.73)	$(0.55)	$(0.08)

Shares used to compute per share amounts
Basic	44,882	44,559	38,942
Diluted	44,882	45,016	39,625

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net loss	$(32,589)	$(24,823)	$(3,289)
Unrealized gain (loss) on marketable securities, net	(8)	15	(34)
Foreign currency translation adjustments	(71)	(14)	(27)
Comprehensive net loss	$(32,668)	$(24,822)	$(3,350)

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common Stock		Paid-in	Income	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at December 31, 2009	37,012,223	$37	$153,939	$(87)	$(81,890)	$71,999

Share-based compensation expense	-	-	1,264	-	-	1,264
Issuance of stock:
under employee equity plans	92,188	1	222	-	-	223
in connection with the acquisition of Teranetics	7,399,980	7	27,447	-	-	27,454
true up in connection with the acquisition of Oxford	(20)	-	-	-	-	-
Tax benefit related to exercise of stock options	-	-	218	-	-	218
Change in unrealized loss on investments	-	-	-	(34)	-	(34)
Translation adjustments	-	-	-	(27)	-	(27)
Net loss	-	-	-	-	(3,289)	(3,289)
Balance at December 31, 2010	44,504,371	45	183,090	(148)	(85,179)	97,808

Share-based compensation expense	-	-	1,872	-	-	1,872
Issuance of stock:
under employee equity plans	196,747	-	361	-	-	361
Change in unrealized loss on investments	-	-	-	15	-	15
Translation adjustments	-	-	-	(14)	-	(14)
Net loss	-	-	-	-	(24,823)	(24,823)
Balance at December 31, 2011	44,701,118	45	185,323	(147)	(110,002)	75,219

Share-based compensation expense	-	-	2,963	-	-	2,963
Issuance of stock:
under employee equity plans, net of settlement for taxes	393,550	-	1,158	-	-	1,158
Change in unrealized loss on investments	-	-	-	(8)	-	(8)
Translation adjustments	-	-	-	(71)	-	(71)
Net loss	-	-	-	-	(32,589)	(32,589)
Balance at December 31, 2012	45,094,668	$45	$189,444	$(226)	$(142,591)	$46,672

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows used in operating activities:
Net loss	$(32,589)	$(24,823)	$(3,289)
Adjustments to reconcile net loss to net cash flows used in operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	2,993	3,510	3,458
Share-based compensation expense	2,963	1,872	1,264
Amortization of purchased intangible assets	5,284	10,639	4,656
Impairment of assets	10,343	-	-
Gain on sale of business	(3,450)	-	-
Write-downs of inventories	1,035	1,649	669
Escrow claim settlement	-	(1,397)	-
Other non-cash items	91	257	271
Changes in operating assets and liabilities:
Accounts receivable	434	2,481	(3,945)
Inventories	(3,952)	2,773	(3,767)
Other current assets	29	2,816	(1,112)
Other assets	244	(300)	623
Accounts payable	3,604	(1,649)	(625)
Accrued compensation and benefits	907	(1,612)	3,376
Accrued commissions	185	118	(231)
Other accrued expenses	(558)	1,010	(1,847)
Net cash used in operating activities	(12,437)	(2,656)	(499)

Cash flows provided by investing activities:
Cash received in divestiture	10,400	500	-
Cash used in acquisition	-	-	(810)
Purchase of marketable securities	(5,589)	(6,257)	(34,829)
Sales and maturities of marketable securities	11,110	16,239	45,531
Purchase of property and equipment	(2,561)	(2,956)	(3,390)
Proceeds from sales of property and equipment	-	-	22
Net cash provided by investing activities	13,360	7,526	6,524

Cash flows provided by (used in) used in financing activities:
Borrowing against line of credit	12,500	2,000	-
Principal payments on line of credit	(6,500)	-	-
Proceeds from exercise of common stock options	1,224	361	223
Taxes paid related to net share settlement of equity awards	(66)	-	-
Excess tax benefit from share-based compensation	-	-	242
Principal payment on acquisition note	(4,848)	-	-
Principal payments on capital lease obligations	(583)	(906)	(727)
Payments of assumed debt	-	-	(11,195)
Net cash provided by (used in) financing activities	1,727	1,455	(11,457)
Effect of exchange rate fluctuations on cash and cash equivalents	(74)	(63)	(32)
Increase (decrease) in cash and cash equivalents	2,576	6,262	(5,464)
Cash and cash equivalents at beginning of year	12,097	5,835	11,299
Cash and cash equivalents at end of year	$14,673	$12,097	$5,835

Supplemental disclosure of cash flow information:
Cash from income tax refunds	$15	$990	$2
Cash paid for income taxes	$17	$9	$1,017
Cash paid for interest	$334	$56	$1,268
Common stock issued in connection with acquisition	$-	$-	$27,454
Notes issued in connection with acquisition	$-	$-	$6,650

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

On September 20, 2012, the Company completed the sale of a portion of its physical layer 10GBase-T integrated circuit (“PHY”) family of products pursuant to an Asset Purchase Agreement between the Company and Aquantia Corporation dated September 14, 2012.  The Company had also entered into an Asset Purchase Agreement with Entropic Communications, Inc. on July 6, 2012, as amended on November 21, 2012, pursuant to which the Company completed the sale of its digital channel stacking switch product line within the PHY product family, including certain assets exclusively related to the product line.  Together, these divestitures completed the sale of the PHY business. The operations of the PHY related business have been segregated from continuing operations and are presented as discontinued operations in the Company’s consolidated statement of operations for the periods from October 1, 2010, the date the Company acquired the PHY business, through December 31, 2012 in these financial statements.

On April 30, 2012, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Integrated Device Technology, Inc. ("IDT") in which IDT would purchase all of the Company's outstanding shares of common stock in exchange for consideration, per share, comprised of (i) $3.50 in cash plus (ii) 0.525 of a share of IDT common stock.

The Merger Agreement was subject to various conditions, including, but not limited to (i) at least a majority of shares of PLX common stock then outstanding (calculated on a fully diluted basis) being tendered into the Offer, (ii) the expiration or termination of the applicable Hart-Scott-Rodino Act ("HSR Act") waiting period, (iii) the registration statement for IDT's common stock issuable in connection with the Offer and Merger being declared effective by the SEC and the listing of such shares on Nasdaq and (iv) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) with respect to PLX's business.

On December 18, 2012, the United States Federal Trade Commission ("FTC") filed an administrative complaint challenging IDT's proposed acquisition of PLX. On December 19, 2012, as a result of the FTC's determination to challenge the proposed acquisition, IDT and PLX mutually agreed to terminate the Merger Agreement.

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiaries in China, India, Japan, Korea, Singapore, Taiwan and the United Kingdom. All intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments

At December 31, 2012, the Company’s securities consisted of certificates of deposits and debt securities.  Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2012 and 2011, all debt securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices or prices quoted in markets that are not active, with unrealized gains and losses reported in a separate component of stockholders' equity. The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity both of which are included in interest income. Realized gains and losses are recorded on the specific identification method.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	December 31,
	2012	2011
Work-in-process	$4,986	$4,216
Finished goods	5,574	4,680
Total	$10,560	$8,896

The Company evaluates the need for potential inventory write downs by considering a combination of factors, including the life of the product, sales history, obsolescence, sales forecasts and expected sales prices.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the value of net assets of businesses acquired and is carried at cost unless write-downs for impairment are required. The Company’s goodwill as of December 31, 2012, is a result of the Oxford and Teranetics acquisition on January 2, 2009 and October 1, 2010, respectively, as adjusted for the 2012 divestiture of the PHY business and the 2011 divestiture of the UK design team.  The Company evaluates the carrying value of goodwill on an annual basis during the fourth quarter and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable. Such indicators would include a significant reduction in the Company's market capitalization, a decrease in operating results or a deterioration in the Company's financial position. The Company operates under a single reporting unit, and accordingly, all of its goodwill is associated with the entire company. In the fourth quarter of 2012 and 2011, the Company tested the goodwill acquired and determined there was no impairment.

Changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows (in thousands):

Net goodwill as of December 31, 2010	$21,412
Adjustment for divestiture of UK design team	(74)
Net goodwill as of December 31, 2011	21,338

Adjustment for divestiture of PHY business	(877)
Net goodwill as of December 31, 2012	$20,461

The purchased intangible assets including customer base and developed/core technology were being amortized over the assets’ useful lives, which ranged from one to six years, utilizing the straight-line or accelerated methods which approximates the estimated future cash flows from the intangible. The Company evaluates other intangible assets for impairment whenever events and circumstances indicate that such assets might be impaired. Also, see Note 11 to the consolidated financial statements.

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

Property and equipment are as follows (in thousands):

	December 31,
	2012	2011
Land	$3,150	$3,150
Building and improvements	4,327	4,327
Equipment and furniture	14,955	14,681
Purchased software	2,371	2,513
	24,803	24,671
Accumulated depreciation	(13,536)	(12,380)
Net property and equipment	$11,267	$12,291

Depreciation and amortization expense from continuing operations pertaining to property and equipment was approximately $2.2 million, $2.4 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Foreign Currency Translation

The functional currency of the Company’s international subsidiaries in China, India, Japan, Korea Singapore, Taiwan and UK, is the local currency of the resident countries.  Assets and liabilities of the Company’s foreign subsidiaries are translated into the Company’s reporting currency at month-end exchange rates.  Revenues and expenses of the Company’s foreign subsidiaries are translated into the Company’s reporting currency at weighted-average exchange rates. The effects of the translation are included in a separate component of the Consolidated Statements of Stockholder’s Equity and Comprehensive Loss.

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

The Company recognizes the tax liability for uncertain income tax positions on the income tax return based on the two-step process. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires the Company to determine the probability of various possible outcomes. The Company evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If the Company later determines that the exposure is lower or that the liability is not sufficient to cover its revised expectations, the Company adjusts the liability and effect a related change in its tax provision during the period in which the Company makes such determination.

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

The Company offers pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. The Company analyzes current requests for credit in process, also known as ship and debits, historical rates and amounts of credits issued, and inventory at the distributor to determine the ending sales reserve required for this program. The Company also offers stock rotation rights to three distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. The Company analyzes current stock rotation requests and past experience to determine the ending sales reserve required for this program. In addition, the Company had arrangements with a small number of customers offering a rebate program on various products, which were terminated in June 2010. The Company recorded rebates as a reduction of revenue when the rebate is in the form of cash consideration. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

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

Comprehensive Loss

The components of accumulated other comprehensive loss, reflected in the Consolidated Statements of Stockholders' Equity and Comprehensive Loss, consisted of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Unrealized gain (loss) on investments, net	$1	$9	$(6)
Cumulative translation adjustments	(227)	(156)	(142)
Accumulated other comprehensive loss	$(226)	$(147)	$(148)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued a standard which revised the presentation of other comprehensive income (“OCI”). The new guidance requires entities to present net income and OCI in either a single continuous statement or in separate consecutive statements. The guidance does not change the components of net income or OCI, when OCI should be reclassified to net income, or the earnings per share calculation. This accounting guidance was effective for annual reporting periods beginning after December 15, 2011. The Company adopted this guidance as of January 1, 2012 using two consecutive statements.

In July 2012, the FASB issued amended standards to simplify how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. These amended standards are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued amended standards to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report their corresponding effect(s) on net income. These amended standards are effective for annual reporting periods beginning after December 15, 2012. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Employee Stock Ownership Plan

In January 2009, the Company established the PLX Technology, Inc. Employee Stock Ownership Plan (the “ESOP”). The ESOP is a tax-qualified defined contribution retirement plan that is non-contributory.  PLX regular employees (other than nonresident aliens with no U.S.-source income, employees covered by a collective bargaining agreement, leased employees and employees of a non-participating subsidiary of PLX) who are at least 18 years old and have worked for PLX for at least 12 consecutive months are eligible to participate in the ESOP.  The Company made cash contributions equal to a percentage of eligible compensation that is determined annually by the Board of Directors. Eligible compensation was limited to $150,000.  The contributions were used to purchase common stock of the Company. Since the adoption of the ESOP, the Company has made annual contributions of 2% of each employee's eligible compensation up to a maximum of $3,000 for any single employee (2% of $150,000 of eligible compensation).  In accordance with the IDT merger agreement, the Company ceased contributing to the plan after the April 2012 contribution. The Company’s possible reinstatement of contributions for 2013 is under review.  Eligible participants received a share allocation at the end of the plan year based on the contributions plus an additional allocation for forfeitures that occurred during the plan year.  The shares and forfeitures are allocated to each ESOP participant who is employed on the last day of the ESOP Plan Year (December 31) in the same proportion that the compensation (up to the $150,000 limit) of each ESOP participant bears to the eligible compensation of all ESOP participants.

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

	Years Ended December 31,
	2012	2011	2010
Expected volatility	62.90%	61.34%	61.54%
Expected life (in years)	4.35	4.32	4.19
Risk-free interest rate	0.68%	1.21%	1.61%

Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Life. The Company’s expected life represents the weighted-average period that the Company’s stock options are expected to be outstanding. The expected life is based on the observed and expected time to post-vesting exercise of options by employees. The Company uses historical exercise patterns of previously granted options in relation to stock price movements to derive an employee behavioral pattern used to forecast expected exercise patterns.

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

As share-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years 2012, 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table shows total share-based compensation and employee stock ownership plan expenses recorded for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cost of revenues	$147	$47	$33
Research and development	1,007	485	602
Selling, general and administrative	1,739	1,138	863
Discontinued operations (1)	251	660	113
Total share-based compensation expense	$3,144	$2,330	$1,611

(1)	Recorded in loss from discontinued operations in the Consolidated Statement of Operations.

Share-based compensation expense from employee stock options and restricted stock units (“RSUs”) was $3.0 million, $1.9 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. For the same periods, ESOP expenses were $0.2 million, $0.5 million and $0.3 million, respectively.

A summary of option activity under the Company’s stock equity plans during the years ended December 31, 2012, 2011 and 2010 are as follows:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
Options	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2009	2,825,796	$4.36	5.14	$1,794,310
Granted	1,581,000	4.27
Exercised	(92,188)	2.42
Cancelled	(111,955)	5.65

Outstanding at December 31, 2010	4,202,653	4.34	5.06	$2,314,975
Granted	1,484,500	3.44
Exercised	(196,747)	1.84
Cancelled	(878,039)	4.35

Outstanding at December 31, 2011	4,612,367	4.15	4.61	$872,567
Granted	1,066,000	4.38
Exercised	(372,444)	3.29
Cancelled	(1,083,371)	4.86

Outstanding at December 31, 2012	4,222,552	4.10	3.93	$1,759,014

Exercisable at December 31, 2012	2,656,894	$4.11	3.08	$1,550,784

The Black-Scholes weighted average fair values of options granted during the years ended December 31, 2012, 2011 and 2010 were $2.17, $1.69, and $2.08, respectively.

The following table summarizes ranges of outstanding and exercisable options as of December 31, 2012:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining	Weighted		Weighted
Range of		Contractual Term	Average		Average
Exercise Price	Number	(in years)	Exercise Price	Number	Exercise Price
$1.80-$2.69	1,075,761	3.46	$2.13	925,824	$2.06
$2.70-$3.73	1,041,656	3.89	3.54	592,303	3.50
$3.74-$4.10	855,577	5.26	4.03	213,402	3.85
$4.11-$6.66	913,666	4.22	5.13	589,473	4.91
$6.67-$15.58	335,892	1.36	9.57	335,892	9.57
Total	4,222,552	3.93	$4.10	2,656,894	$4.11

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.8 million, $0.3 million, and $0.3 million, respectively.

The fair value of options vested during the year ended December 31, 2012 was approximately $2.5 million.

As of December 31, 2012, total unrecognized compensation costs related to nonvested stock options net of estimated forfeitures was $1.2 million which is expected to be recognized as expense over a weighted average period of approximately 1.22 years.

The following table summarizes the activity for our RSUs during the year ended December 31, 2012:

	Nonvested Restricted Stock Units
	Number of	Weighted Average
	Shares	Grant-Date Fair Value
December 31, 2011	-	$-
Granted	301,000	6.27
Vested	(33,500)	6.46
Cancelled	(27,400)	6.66
December 31, 2012	240,100	$6.20

As of December 31, 2012, total unrecognized compensation cost related to nonvested RSUs was $0.2 million which is expected to be recognized in the first quarter of 2013. RSUs vest on January 1, 2013 and February 28, 2013 or accelerate upon an employee’s involuntary separation from the Company other than for cause.

3.  Net Income (Loss) Per Share

The Company uses the treasury stock method to calculate the weighted-average shares used in the diluted earnings per. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010

Income (loss) from continuing operations	$(5,201)	$3,104	$4,642

Weighted average shares outstanding - basic	44,882	44,559	38,942
Dilutive effect of stock options and RSUs	-	457	683
Weighted average shares outstanding - diluted	44,882	45,016	39,625

Basic income (loss) per share from continuing operations	$(0.12)	$0.07	$0.12
Diluted income (loss) per share from continuing operations	$(0.12)	$0.07	$0.12

As the Company incurred a loss from continuing operations for the year ended December 31, 2012, the effect of dilutive securities, totaling 4.5 million has been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive.  Dilutive securities are comprised of options to purchase common stock and RSUs.

Weighted average employee stock options to purchase approximately 3.4 million and 2.0 million for the years ended December 31, 2011 and 2010, respectively, were outstanding, but were not included in the computation of diluted earnings per share as the exercise price of the options was greater than the average share price of the Company’s stock and, therefore, the effect would have been anti-dilutive.

4.  Financial Instruments

Fair Value Measurements

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$1,809	$1,809	$-	$-
Certificate of deposit	2,707	-	2,707	-
Marketable securities	1,259	-	1,259	-
Escrow Receivable	1,600	-	-	1,600
Total	$7,375	$1,809	$3,966	$1,600

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$89	$89	$-	$-
Certificate of deposit	2,988	-	2,988	-
Marketable securities	6,161	-	6,161	-
Total	$9,238	$89	$9,149	$-

The fair value of the Company’s money-market funds classified as Level 1 is valued using prices in active markets. The fair values of the Company’s investments classified as Level 2 are valued using inputs that include actual trade data, benchmark yields, broker/dealer quotes and other similar data. These inputs are obtained from quoted market prices, independent pricing vendors or other sources.

The estimated fair value of the escrow payment is based on assumptions made regarding potential claims against the escrow using historical and market data and a 3.25% discount rate to consider present value. The Company estimated a claims rate of 17%. These assumptions and fair value estimate are subject to change. Changes in these inputs would change the assessed fair value of the escrow receivable. See Note 7 of the consolidated financial statements for more information on the escrow receivable. As of December 31, 2011, there were no Level 3 measurements.

Investments

As of December 31, 2012, the Company’s securities consisted of certificates of deposits and debt securities and were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices or prices quoted in markets that are not active, with unrealized gains and losses reported in a separate component of stockholders’ equity.  The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity, both of which are included in interest income.  Realized gains and losses are recorded on the specific identification method.

The fair value of available-for-sale investments is as follows (in thousands):

	December 31, 2012
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$2,707	$-	$-	$2,707
Marketable securities:
Corporate bonds and notes	278	-	-	278
Municipal bonds	981	-	-	981
Total	$3,966	$-	$-	$3,966
Less amounts classified as cash equivalents				(1,928)
Total short and long-term available-for-sale investments				$2,038

Contractual maturity dates for investments:
Less than one year:				1,787
One to two years:				251
				$2,038

	December 31, 2011
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$2,988	$-	$-	$2,988
Marketable securities:
Corporate bonds and notes	434	-	-	434
Municipal bonds	2,083	4	-	2,087
US treasury and government agencies securities	3,635	5	-	3,640
Total	$9,140	$9	$-	$9,149
Less amounts classified as cash equivalents				(1,494)
Total short and long-term available-for-sale investments				$7,655

Contractual maturity dates for investments:
Less than one year:				7,549
One to two years:				106
				$7,655

As of December 31, 2012 and 2011, the Company had an aggregate unrealized loss of less than $1,000.

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

5.  Concentrations of Credit, Customer and Supplier Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments and trade receivables. The Company generally invests its excess cash in money market funds, certificates of deposits, corporate bonds with high credit ratings, municipal bonds and treasury bills. The Company’s cash, cash equivalents, short and long-term investments were approximately $16.7 million as of December 31, 2012 which exceeded the amount insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Company has not experienced any significant losses on its cash equivalents or short and long-term investments.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. Customers who accounted for 10% or more of net accounts receivable are as follows:

	December 31,
	2012	2011	2010

Excelpoint Systems Pte Ltd.	30%	27%	24%
Avnet, Inc.	21%	28%	24%
Answer Technology, Inc.	19%	12%	17%

The Company analyzes the need for reserves for potential credit losses and records reserves when necessary. Through fiscal 2012, there were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Years Ended December 31,
	2012	2011	2010

Excelpoint Systems Pte Ltd.	27%	24%	27%
Avnet, Inc.	24%	24%	23%
Answer Technology, Inc.	19%	18%	18%

Currently, the Company relies on single source suppliers for the significant majority of its product inventory. As a result, should the Company's current suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results may be adversely impacted.

6.  UK Design Team Divestiture

On October 5, 2011 the Company entered into an Asset Purchase agreement and IP license with OCZ Technology Group (OCZ) for $2.2 million in cash, whereby OCZ acquired the Company’s UK design team and related assets and liabilities, and obtained a nonexclusive perpetual license of its consumer storage technology. The deal closed on October 21, 2011. The Company continues to offer and support its current consumer storage products.

Ralph Schmitt, PLX’s CEO in 2011, was also a member of OCZ’s board of directors.  Throughout the term of negotiations and up to the date of acquisition of assets, he removed himself from all discussions to ensure execution of an arms-length transaction and had no authority to make decisions or influence the outcome of the arrangement.

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

7.  Discontinued Operation

On September 20, 2012, the Company completed the sale of its physical layer 10GBase-T integrated circuit (“PHY”) family of products pursuant to an Asset Purchase Agreement (the “Aquantia APA”) between the Company and Aquantia Corporation for $2.0 million in cash.

On July 6, 2012, the Company had also entered into an Asset Purchase Agreement (the “Entropic APA”) with Entropic Communications, Inc., pursuant to which the Company completed the sale of its digital channel stacking switch product line within the PHY product family, including certain assets exclusively related to the product line. Under the terms of the Entropic APA, the Company continued to have an obligation to complete the development in process.  The agreement provided for $3.0 million upon closing and up to $5.0 million in future payments.  Future payments consisted of a milestone payment of $2.0 million in connection with product acceptance, a $2.0 million escrow payment relating to certain representations, warranties and indemnities made by PLX and is due to be released to PLX twelve months after product acceptance and a $1.0 million milestone payment in the event a third party royalty arrangement is secured.  In conjunction with the Entropic APA, the Company entered into an Intellectual Property License Agreement (the “License Agreement”) with Entropic which provided a fully paid, non-exclusive, royalty free license to certain of the physical layer 10GBase-T integrated circuit technology which provided for a $4.0 million payment from Entropic to the Company upon signing.  In connection with the transaction with Aquantia, on November 21, 2012, the Company negotiated a modification to the Agreement with Entropic that amended and restated the product acceptance milestone such that the milestone was deemed to have occurred upon execution of the amendment and changed the associated consideration from $2.0 million to $1.4 million.  In exchange, the obligation of PLX to complete the development of the product was assumed by Entropic.

The consideration received for the combined sale of the PHY business totaled $12.0 million and consisted of cash received at closing in connection with the Aquantia APA of $2.0 million, the Entropic APA of $3.0 million, the License Agreement of $4.0 million, the accelerated product acceptance milestone payment of $1.4 million and the rights to the estimated fair value of the escrow payment under the Entropic APA of $1.6 million.  The estimated fair value of the escrow payment is included in the Company’s balance sheet as other current assets and is based on assumptions made regarding potential claims against the escrow using historical and market data and is subject to change.  Future payments of up to $1.0 million which is contingent on future milestone achievements were not included in the initial consideration recorded and will be accounted for when they are probable of being received. The Company recorded a gain of $3.5 million related to this divestiture. The following table summarizes the components of the gain (in thousands):

Cash proceeds from sale (including fair value amount held in escrow)	$12,000
Less carrying value of assets transferred and asset write-offs:
Inventory transferred	(1,254)
Fixed assets transferred	(631)
Intangible assets write-off	(5,783)
Goodwill write-off	(877)
Other adjustments	(5)
Gain on disposal	$3,450

The following is selected financial information included in loss from discontinued operations:

	Years Ended December 31,
	2012	2011	2010
	in thousands
Revenues	$2,947	$4,637	$1,020
Gain on disposal	3,450	-	-
Loss before income taxes	(27,476)	(30,531)	(9,732)
Benefit from income taxes	(88)	(2,604)	(1,801)
Loss from discontinued operations	$(27,388)	$(27,927)	$(7,931)

8.  Teranetics, Inc. Acquisition

On October 1, 2010, the Company acquired all of the outstanding shares of capital stock of Teranetics, Inc. (Teranetics), a privately held fabless provider of high performance mixed-signal semiconductors.

The following table summarizes the consideration paid for Teranetics:

	Common	Cash at	Notes	Bridge
	Shares of PLX	Closing	A and B	Note	Total

Purchase price	$26,406	$887	$6,386	$1,000	$34,679
Teranetics CEO bonus	1,048	35	264	-	1,347
Total	$27,454	$922	$6,650	$1,000	$36,026

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

Teranetics operating results for all periods presented have been reclassified to discontinued operations as a result of the sale of the business in September 2012. Teranetics contributed revenues and gross profit of $2.9 million and $0.5 million, respectively, to the Company for the year ended December 31, 2012, $4.6 million and $1.6 million, respectively, to the Company for the year ended December 31, 2011 and $1.0 million and $0.3 million, respectively, to the Company for the year ended December 31, 2010.  The Company integrated Teranetics operations shortly after acquisition and was fully integrated as of December 31, 2010 and it is therefore not practicable to identify earnings associated with Teranetics’ contribution.

9.  Acquisition and Restructuring Costs

	Years Ended December 31,
	2012	2011	2010
	in thousands
Deal costs	$6,898	$88	$855
Escrow claim settlement	-	(1,397)	-
Severance costs	-	501	-
Lease commitment accrual	-	301	-
	$6,898	$(507)	$855

Acquisition Costs

For the year ended December 31, 2012, the Company recorded acquisition related costs of $6.9 million, primarily for outside legal and banking expenses associated with the IDT acquisition activities, which were subsequently terminated. For the years ended December 31, 2011 and 2010 we recorded $0.1 million and $0.9 million, respectively, in acquisition related costs associated with the October 1, 2010 acquisition of Teranetics. Deal costs related primarily to outside legal and accounting costs.

In 2011, as a result of the indemnity claims we communicated to the Teranetics stockholders’ representative, we negotiated a $1.9 million reduction against the two promissory notes. The settlement included the cancelation of the $1.5 million note due in October 2013 and was recorded in 2011 as a reduction to acquisition and restructuring related costs in the Consolidated Statement of Operations for the assessed fair value of $1.4 million for the portion of the claims not directly related to the operations of the PHY activity.

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

The following table summarizes the activity within the severance and benefit related liability (in thousands):

	December 31,
	2012	2011
Liability at beginning of period	$-	$-
Continuing operations expense	-	501
Discontinued operations expense (1)	592	-
Cash payments	(277)	(501)
Liability at end of period	$315	$-

(1)
Recorded in loss from discontinued operations in the Consolidated Statement of Operations. Severance related to the termination of 14 employees and 4 contractors in connection with the sale of the PHY business is expected to be paid by March 31, 2013.

Lease Termination

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

The following table summarizes the activity within the lease termination liability (in thousands):

	December 31,
	2012	2011
Liability at beginning of period	$281	$-
Continuing operations expense	-	301
Discontinued operations expense (1)	-	554
Cash payments	(281)	(574)
Liability at end of period	$-	$281

(1)
Recorded in loss from discontinued operations in the Consolidated Statement of Operations. In October 2010, associated with the acquisition of Teranetics, the Company assumed a building lease in San Jose, California which was vacated in March 2011. Given current lease rates and the available space in the area when the property was vacated, the Company recorded a $0.4 million liability, included in other accrued expenses in the Consolidated Balance Sheet, for the estimated fair value of the future lease costs through June 2012, reduced by estimated sublease rental and adjusted for deferred rent. As of September 30, 2011, the Company was not able to sublease the property and as a result accrued the remaining liability of $0.2 million. The total adjusted cash payment was not materially different from the fair value. As of June 30, 2012, the lease liability was paid.

10.  Asset Impairment

In June 2012 the Company recorded impairment charges of $10.3 million related to its 10 Gigabit Ethernet business, including core technology of $9.6 million, trade name and customer relationships of $0.2 million and certain tangible assets of $0.5 million.  The primary factors contributing to this impairment charge was the uncertainty of and reduction in forecasted cash flows, resulting in  an increase in the probability that the product line will be sold or disposed of based on the reduction and timing of future cash flows.  In determining the amount of impairment charges the Company calculated the fair value of the asset group as of the impairment date.  The valuation of the assets was classified as a level 3 measurement under the fair value measurement guidance. The fair value was determined using the weighted average of a discounted cash flow analysis and a market approach along with proceeds received from Entropic in July 2012 in connection with the IP license agreement.  The discounted cash flow approach calculates the value based on the risk-adjusted present value of the cash flows related to 10 Gigabit Ethernet while the market approach calculates the value based on  indications of what a market participant would pay for the asset group.  The key unobservable inputs utilized in the discounted cash flow model include a 40% discount rate, a tax rate of 40% and future cash flows based on current product and market data.  The impairment was recorded in discontinued operations in the Company’s Consolidated Statement of Operations.

11.  Other Intangible Assets

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

	December 31, 2012
	Gross Carrying	Accumulated	Net
	Value	Amortization	Value
Existing and core technology
Oxford USB and Serial Connectivity	$4,600	$(4,600)	$-
Oxford Network Attached Storage Connectivity	3,800	(3,800)	-
Trade Name
Oxford	600	(600)	-
Customer Relationships
Oxford	56	(56)	-
Totals	$9,056	$(9,056)	$-

	December 31, 2011
	Gross Carrying	Accumulated	Net
	Value	Amortization	Value
Existing and core technology
Oxford USB and Serial Connectivity	$4,600	$(4,600)	$-
Oxford Network Attached Storage Connectivity	3,800	(3,555)	245
Teranetics Network PHY	20,100	(4,187)	15,913
Trade Name
Oxford	600	(600)	-
Teranetics	200	(125)	75
Customer Relationships
Oxford	56	(56)	-
Teranetics	10,200	(5,588)	4,612
Totals	$39,556	$(18,711)	$20,845

As of the result of the divestiture of the UK design team on October 21, 2011, the Company reviewed the useful life of its storage acquired intangibles and determined a change in the assets useful life and method of amortization was required. The Company reduced the useful life of the intangible from five years to four years and changed the amortization method from straight-line to an accelerated method. The change and amortization acceleration was reflected in the fourth quarter of 2011, the period of change.

The amortization expense was $0.2 million, $2.8 million and $2.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The amortization expense from discontinued operations was $5.1 million, $7.8 million and $2.1 million for the three years ended December 31, 2012, 2011 and 2010, respectively.  In the second quarter of 2012, the Company recorded impairment charges of $9.8 million related to its core technology, trade name and customer relationships acquired in the Teranetics acquisition. See Note 10 of the consolidated financial statements for more information on the impairment. As a result of the impairment and the Entropic and Aquantia transactions, the Company reduced the remaining useful lives and accelerated the amortization of the Teranetics acquired intangibles. The remaining value of the intangibles of $5.8 million was written off and included in the gain on disposal. See Note 7 of the consolidated financial statements for more information on the divestiture of the PHY business.

12.  Retirement Savings Plan

The Company sponsors the PLX Technology, Inc. 401(k) Plan (the “Plan”).  The Plan allows all full-time employees to contribute up to 100% of their annual compensation.  However, employee contributions are limited to a maximum annual amount established by the Internal Revenue Service. Beginning in 1996, the Company made a matching contribution calculated at 50 cents on each dollar of the first 6% of the participant’s compensation. In January 2009, the Company announced that it suspended the matching contributions effective February 1, 2009 as a result of macroeconomic conditions. The Company reinstated its matching contributions in July 2010. The Company's expenses relating to the plan were approximately $0.4 million, $0.4 million and $0.2 million for 2012, 2011 and 2010, respectively.

The Company contributed to the U.K. national pension program and expensed approximately $0.1 million, $0.3 million and $0.3 million for 2012, 2011 and 2010, respectively, relating to this program.

In January 2009, the Company established the PLX Technology, Inc. Employee Stock Ownership Plan (the “ESOP”). The ESOP is non-contributory and provides cash contribution at a percent of eligible U.S. compensation that is determined annually by the Board of Directors. In 2009, the Company contributed 2% of eligible compensation up to $3,000 per employee.  In accordance with the IDT merger agreement, the Company ceased contributing to the plan after the April 2012 contribution. The Company’s possible reinstatement of contributions for 2013 is under review. The expense recorded for contributions to this plan was approximately $0.1 million, $0.3 million and $0.3 million for 2012, 2011 and 2010, respectively.

13. Income Taxes

The components of income before income tax provision for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
United States	$(8,510)	$8,718	$13,188
Foreign	3,545	(2,863)	(6,311)
Income (loss) before income tax provision	$(4,965)	$5,855	$6,877

The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Federal:
Current	$146	$2,699	$2,152
	146	2,699	2,152

State:
Current	20	5	36
	20	5	36

Foreign:
Current	70	47	47
	70	47	47

Total	$236	$2,751	$2,235

The provision (benefit) for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal income tax rate as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Tax benefit at the U.S. statutory rate	$(1,740)	$2,340	$2,393
State taxes (net of federal benefit)	15	12	36
Change in net operating losses	-	-	1,663
Research and development credit	(2,982)	(1,137)	(3,298)
Change in valuation allowance	6,147	274	(1,309)
Foreign rate differential	(1,171)	1,037	2,284
Other individually immaterial items	(33)	225	466
	$236	$2,751	$2,235

During the year ended December 31, 2012, the Company’s deferred tax asset valuation allowance decreased by $3.5 million. The Company’s deferred tax asset valuation allowance increased by $11.2 million and $26.1 million in 2011 and 2010, respectively.  The decrease from December 31, 2011 to December 31, 2012 relates to the sale of the PHY business and the unrealizability of the Teranetics tax attributes. The increase from December 31, 2010 to December 31, 2011 relates to deferred tax assets generated from domestic and foreign losses.

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Accrued expenses and reserves	$3,566	$3,015
Net operating loss carryforwards	25,399	34,657
Research and development credits	17,297	16,704
Depreciation	15,622	19,355
Share-based compensation	5,673	4,723
Other	114	179
Gross deferred tax assets:	67,671	78,633
Valuation Allowance	(67,021)	(70,474)
	650	8,159

Deferred tax liabilities:
Acquisition related intangibles	(650)	(8,159)
Total net deferred tax assets	$-	$-

At December 31, 2012, the Company had federal and state net operating loss carryforwards of $47.6 million and $56.6 million, respectively. During the fourth quarter of 2010, the Company concluded its analysis under Internal Revenue Code Section 382 for federal net operating losses and determined that utilization of the net operating loss and credit carryforwards are subject to various annual limitations.  The annual limitation results in certain expiration of net operating loss carryforwards before utilization. Net operating loss carryforwards will expire at various dates beginning in 2013 through 2031. In addition, as of December 31, 2012, the Company had federal and state tax credit carryforwards of approximately $10.3 million and $17.3 million, respectively.  The federal research and development credits will expire beginning in 2019 and the state credits will carryforward indefinitely. The Company also has approximately $26.1 million of net operating loss carryforwards from its UK operations.

Approximately $2.8 million of the federal and $1.7 million of the state net operating loss carryforward relate to excess tax deductions from stock options which have not yet been realized.  The accounting guidance for share-based compensation prohibits recognition of a deferred income tax asset for excess tax benefits due to stock option exercises that have not yet been realized through a reduction in income tax payable.

Due to operating losses incurred, the Company created a full valuation allowance as of December 2002 for deferred tax assets.  As of December 2012, a valuation allowance continues to be recorded for the net deferred tax asset based on management’s assessment that the realization of deferred tax assets is uncertain due to the history of losses, the variability of operating results and the inability to conclude that it is more likely than not that sufficient taxable income would be generated in future periods to realize those deferred tax assets. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is a follows (in thousands):

	Years Ended December 31,
	2012	2011	2010

Unrecognized tax benefits balance, beginning of period	$4,401	$4,038	$3,662
Gross increase for tax positions for prior year	553	-	19
Gross increase for tax positions for current year	475	363	357
Unrecognized tax benefits balance, end of period	$5,429	$4,401	$4,038

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

The Company is subject to taxation in the US and various state and foreign jurisdictions. The tax years 2008-2011 remain open to examination by the federal and state tax authorities. Net operating loss and tax credit carryforwards generated in prior periods remain open to examination.

The Company has made no provision for U.S. income taxes on approximately $0.4 million of cumulative undistributed earnings of certain foreign subsidiaries because it is the Company’s intention to indefinitely reinvest such earnings.  If such earnings were distributed, the Company would accrue additional taxes of approximately $0.2 million. Foreign operations generated pre-tax profit of $3.5 million in 2012 and a pre-tax loss of $2.8 million and $6.3 million in 2011 and 2010, respectively.

14.  Line of Credit

On September 30, 2011, the Company entered into an agreement with Silicon Valley Bank (SVB) to establish a two-year $10.0 million revolving loan facility. The facility provides for revolving advances based on a borrowing-base formula tied to the Company’s receivables and also provides for month-end and fiscal quarter-end advances beyond the borrowing-base formula subject to certain limitations and requirements. Borrowings under the credit facility bear interest at rates equal to the prime rate announced from time to time in The Wall Street Journal. As of December 31, 2012 the prime rate was 3.25%.  The facility also provides for commitment, unused facility and letter-of-credit fees. The facility is secured by liens on the Company’s personal property assets except for intellectual property, which is subject to a negative pledge against encumbrance. As of December 31, 2012 there is $8.0 million outstanding against the facility and borrowing availability is $2.0 million. Interest payments are made monthly with principal due on September 30, 2013.

The facility is subject to certain financial covenants for earnings before interest, taxes, depreciation and amortization (“EBITDA’), as defined in the agreement, and a monthly quick ratio computation (PLX’s cash, investments and accounts receivable divided by current liabilities). The Company was in compliance with all financial covenants associated with this facility as of December 31, 2012.

15.  Commitments and Contingencies

The Company uses several contract manufacturers and suppliers to provide manufacturing services for its products. As of December 31, 2012, the Company has purchase commitments for inventory with these contract manufacturers and suppliers of approximately $7.4 million. These inventory purchase commitments are placed on a sales order basis with lead times ranging from 4 to 16 weeks to meet estimated customer demand requirements.

The Company leases facilities, equipment, and software tools under non-cancelable operating or capital leases and service agreements. Future minimum payments under facility, equipment, and software tool at December 31, 2012 are as follows (in thousands):

	Facility and
	Equipment	Software	Total
2013	$243	$3,203	$3,446
2014	180	1,993	2,173
2015	123	-	123
2016	37	-	37
Total	$583	$5,196	$5,779

Rental expense for all facility leases aggregated approximately $0.3 million, $0.7 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, the Company’s capital leases consist of IP. Amortization expense relating to capital leases was approximately $0.6 million, $0.9 million and $1.1 million in 2012, 2011 and 2010, respectively. Included in other assets are capital lease assets of $0.1 million as of December 31, 2012 and is net of accumulated amortization of $3.6 million.

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

On January 20, 2012, the Court entered an order consolidating the Second and Third Suits into one action.  The Court further ordered that the schedule entered in the Third Suit would govern the consolidated action.  As a result, the consolidated action was originally set for trial in February 2013.

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

Warranty and Indemnification Provisions

Changes in sales warranty reserve are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance, beginning of period	$96	$120	$80
Warranty costs incurred	(336)	(252)	(166)
Additions related to current period sales	494	228	141
Additions related to acquisition	-	-	65
Balance, end of period	$254	$96	$120

Warranty costs, which relate to product quality issues, remained consistent and insignificant during the periods presented.

The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that a PLX product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at December 31, 2012, 2011 or 2010.

16.  Segments of an Enterprise and Related Information

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenues:
China	$27,026	$26,740	$33,006
Taiwan	22,682	25,379	21,665
United States	15,639	22,088	20,357
Singapore	13,432	13,312	15,692
Germany	11,575	11,765	10,649
Other Asia Pacific	7,959	9,762	11,367
Europe, Middle East and Africa	1,491	1,958	2,392
The Americas - excluding United States	444	148	412
Total	$100,248	$111,152	$115,540

Revenues by type were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenues:
PCI Express	$66,780	$61,557	$54,361
Connectivity	33,468	49,595	61,179
Total	$100,248	$111,152	$115,540

There were no direct end customers that accounted for more than 10% of net revenues.  Sales to the following distributors accounted for 10% or more of net revenues:

	Years Ended December 31,
	2012	2011	2010

Excelpoint Systems Pte Ltd.	27%	24%	27%
Avnet, Inc.	24%	24%	23%
Answer Technology, Inc.	19%	18%	18%

17.  Quarterly Financial Data (unaudited)

 (In thousands, except per share amounts)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Net revenues	$24,532	$25,437	$26,866	$23,413
Gross profit	$13,977	$15,067	$16,058	$13,684
Loss from continuing operations	$(1,223)	$(484)	$(3,304)	$(190)
Loss from discontinued operations	$(6,218)	$(17,734)	$(3,013)	$(423)
Net Loss	$(7,441)	$(18,218)	$(6,317)	$(613)

Basic loss per share - continuing operations (1)	$(0.03)	$(0.01)	$(0.07)	$-
Basic loss per share - discontinued operations (1)	$(0.14)	$(0.40)	$(0.07)	$(0.01)
Basic net loss per share (1)	$(0.17)	$(0.41)	$(0.14)	$(0.01)

Diluted loss per share - continuing operations (1)	$(0.03)	$(0.01)	$(0.07)	$-
Diluted loss per share - discontinued operations (1)	$(0.14)	$(0.40)	$(0.07)	$(0.01)
Diluted net loss per share (1)	$(0.17)	$(0.41)	$(0.14)	$(0.01)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Net revenues	$26,328	$30,165	$29,763	$24,896
Gross profit	$14,667	$17,368	$17,183	$15,334
Income (loss) from continuing operations	$(1,567)	$1,561	$1,882	$1,228
Loss from discontinued operations	$(7,565)	$(7,573)	$(6,108)	$(6,681)
Net loss	$(9,132)	$(6,012)	$(4,226)	$(5,453)

Basic income (loss) per share - continuing operations (1)	$(0.04)	$0.04	$0.04	$0.03
Basic loss per share - discontinued operations (1)	$(0.17)	$(0.17)	$(0.14)	$(0.15)
Basic net loss per share (1)	$(0.21)	$(0.13)	$(0.10)	$(0.12)

Diluted income (loss) per share - continuing operations (1)	$(0.04)	$0.03	$0.04	$0.03
Diluted loss per share - discontinued operations (1)	$(0.17)	$(0.17)	$(0.14)	$(0.15)
Diluted net loss per share (1)	$(0.21)	$(0.14)	$(0.10)	$(0.12)

(1)	The sum of per share amounts for the quarters does not necessarily equal that for the year due to rounding as the computations were made independently.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions		Deductions
	Balance at	Charged to	Charged to	Amount	Balance at
	Beginning of	Costs and	Other	Recovered	End of
Description	Period	Expenses	Accounts (1)	(Written off)	Period
Year ended December 31, 2012:
Allowance for doubtful accounts	$82	$-	$-	$-	$82
Allowance for returns	$128	$-	$58	$(89)	$97
Allowance for ship and debits	$2,181	$-	$10,040	$(10,300)	$1,921
Year ended December 31, 2011:
Allowance for doubtful accounts	$82	$-	$-	$-	$82
Allowance for returns	$193	$-	$255	$(320)	$128
Allowance for ship and debits	$1,357	$-	$9,650	$(8,826)	$2,181
Year ended December 31, 2010:
Allowance for doubtful accounts	$82	$-	$-	$-	$82
Allowance for returns and price concessions	$1,330	$-	$788	$(1,925)	$193
Allowance for ship and debits	$735	$-	$7,327	$(6,705)	$1,357

(1)	Amounts charged to other accounts are recorded as a reduction of revenue.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2013	PLX Technology, Inc. by: /s/ David K. Raun Name: David K. Raun Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David K. Raun and Arthur O. Whipple, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in- fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title(s)	Date

/s/ David K. Raun	Chief Executive Officer and Director	March 15, 2013
David K. Raun	(Principal Executive Officer)

Chief Financial Officer, Vice President,
/s/ Arthur O. Whipple	Finance and Secretary	March 15, 2013
Arthur O. Whipple	(Principal Financial and Accounting Officer)

/s/ D. James Guzy	Director and Chairman of the Board of	March 15, 2013
D. James Guzy	Directors

/s/ Ralph H. Schmitt	Director	March 15, 2013
Ralph H. Schmitt

/s/ Michael J. Salameh	Director	March 15, 2013
Michael J. Salameh

/s/ Robert H. Smith	Director	March 15, 2013
Robert H. Smith

/s/ John H. Hart	Director	March 15, 2013
John H. Hart

/s/ Thomas J. Riordan	Director	March 15, 2013
Thomas Riordan

/s/ Patrick Verderico	Director	March 15, 2013
Patrick Verderico

EXHIBIT INDEX

Exhibit
Number	Description
2.1
Agreement and Plan of Merger (the “Agreement”), dated as of April 30, 2012, by and among Integrated Device Technology, Inc. (“IDT”), Pinewood Acquisition Corp., Pinewood Merger Sub, LLC and PLX Technology, Inc. (the “Company”) pursuant to which IDT would have acquired PLX Technology, filed as Exhibit 2.1 to the Company’s Form 8-K filed on April 30, 2012, and the Tender and Support Agreement, dated as of April 30, 2012, filed as Exhibit 99.2 to that Form 8-K, each of which is incorporated herein by reference, and the Company’s Form 8-K filed on December 20, 2012, describing the termination of the Agreement, incorporated herein by reference .

2.2
Asset Purchase Agreement, dated as of July 6, 2012, between Entropic Communications, Inc. as Purchaser and PLX Technology, Inc. as Seller, filed as Exhibit 2.1 to the Company’s Form 10-Q filed on November  9, 2012, and incorporated herein by reference.  Certain portions have been omitted pursuant to a confidential treatment request submitted to the Securities and Exchange Commission.  The omitted information is indicated by [*] and has been filed separately with the Securities and Exchange Commission.  In the event that the Securities and Exchange Commission should deny such request in whole or in part, such exhibit or relevant portions thereof shall be filed by further amendment to the appropriate report.  Pursuant to Regulation S-K, Item 601(b)(2), certain exhibits and schedules to this exhibit, as set forth in this exhibit, have not been filed therewith.  A list of schedules is included in the agreement.  The registrant agrees to furnish a supplemental copy of any such omitted exhibit or schedule to the Securities and Exchange Commission upon request; provided, however, that the registrant may request confidential treatment of omitted items.

2.3
Asset Purchase Agreement, dated as of September 14, 2012, by and between Aquantia Corp., as Purchaser and PLX Technology, Inc., as Seller, filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 26, 2012, and incorporated herein by reference.  Pursuant to Regulation S-K, Item 601(b)(2), certain schedules (and similar attachments) to this exhibit have not been filed therewith.  A list of schedules is included in the agreement. The registrant agrees to furnish a supplemental copy of any such omitted exhibit or schedule to the Securities and Exchange Commission upon request; provided, however, that the registrant may request confidential treatment of omitted items.

3.1
Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-71795), as amended, filed on March 25, 1999, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Company's Form 8-K, filed on January 29, 2013, and incorporated herein by reference.
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

10.4*
PLX Technology, Inc. 2008 Equity Incentive Plan (Amended and Restated), attached as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 25, 2011, filed on April 25, 2011, and incorporated herein by reference.

10.5*	PLX Technology, Inc. 2012 Variable Compensation Plan.
10.6
Loan and Security Agreement, dated as of September 30, 2011, by and between Silicon Valley Bank and PLX Technology, Inc., filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herin by reference.

10.7*
Form of Indemnification Agreement between the Company and each of its officers and directors, attached as Exhibit 10.9 to the Company’s Form 10-K, filed on March 13, 2012 and incorporated herein by reference.

10.8*	PLX Severance Plan for Executive Management, incorporated herein by this reference from Exhibit 10.1 to the Company’s Form 8-K filed on April 30, 2012, reporting the agreement under Item 5.02.
14.1	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Company’s Form 10-K, filed on March 7, 2006, and incorporated herein by reference.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See Signature page).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C.Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C.Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.