Form 10-K/A
period 2012-12-31
PLX TECHNOLOGY INC
filed 2013-04-30
CIK 850579

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

Explanatory Note

    PLX Technology, Inc. (the “Company,” “PLX,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2013 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by  within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

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
FOR YEAR ENDED DECEMBER 31, 2012

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our directors and executive officers and their ages, positions, and biographies as of April 5, 2013 are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
David K. Raun	51	President, Chief Executive Officer and Director
Arthur O. Whipple	65	Chief Financial Officer and Secretary
Gene Schaeffer	49	Executive Vice President, Worldwide Sales
Michael Grubisich	54	Executive Vice President, Operations
Vijay Meduri	42	Executive Vice President, Engineering, Switching
D. James Guzy (1)(2)	77	Chairman of the Board
Michael J. Salameh	58	Director
Ralph Schmitt	52	Director
John H. Hart (2)(3)	67	Director
Robert H. Smith (1)(3)	76	Director
Thomas Riordan	56	Director
Patrick Verderico (1)	69	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Nominating Committee

 David K. Raun was appointed President and Chief Executive Officer, and became a member of our board of directors in December 2012, after having served as interim President and Chief Executive Officer since October 2012.  Prior to that, he was our Senior Executive Vice President and General Manager of Product Lines since March 2012, having served as our Vice President, Marketing and Business Development since May 2007, and our Vice President, Marketing since November 2004.  From January 2002 to November 2004, Mr. Raun was Vice President of Marketing at Pericom Semiconductor. From April 2001 to September 2001, Mr. Raun was Executive Vice President & General Manager at Actovate, a technology-based marketing company. From September 1989 to November 2000, Mr. Raun worked at Waferscale Integration, Inc., where his last position was Vice President of PSD & Memory Products. From 1985 to 1989, Mr. Raun held various sales, sales management, and marketing positions at AMD. Mr. Raun received a B.S. in Electrical and Computer Engineering from the University of California, Santa Barbara.  The Board selected Mr. Raun to serve as a director because of his appointment described at the beginning of this paragraph.

Arthur O. Whipple has served as our Chief Financial Officer and secretary since January 2007. Prior to joining PLX, he was VP finance, CFO and secretary at Silicon Storage Technology, Inc. He was previously with QuickLogic Corp., where he served initially as its VP finance, CFO and secretary, then as VP and GM of its logic products business unit. Prior to QuickLogic, he was VP engineering for ILC Technology, and also VP finance and operations of its subsidiary, Precision Lamp. Earlier in his career, Mr. Whipple served in financial and engineering roles at other semiconductor manufacturing companies, including Westinghouse Electric, Fairchild Semiconductor, and Monolithic Memories. Mr. Whipple also has served on the board of directors of GSI Technology, Inc., a fabless manufacturer of high-speed SRAM memory integrated circuits, since 2007. He holds his BSEE from the University of Washington and an MBA from Santa Clara University.

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

Vijay Meduri has served as our Executive Vice President, Engineering, Switching since September 2008, having served as Director of Design Engineering at PLX since 2004. Mr. Meduri has over 19 years of experience in the chip industry having led numerous high impact and innovative projects at various companies. At PLX, he led the development of the PCI Express product line from its inception in 2002. Prior to joining PLX he led the development of the industry’s first PCI switched fabric at Sebring Networks (acquired by PLX). He worked as a consultant at Sun Microsystems and other companies and was the founder of an EDA company that successfully sold its technology. He started his career at LSI Logic. He holds an MSEE from the University of Cincinnati where he did research work in Hardware Description Languages.

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

Ralph Schmitt served as our President and Chief Executive Officer, and has been a member of our board of directors, since November 2008. He resigned from his position as CEO in October 2012 and continues to serve as a director. He has been involved in the semiconductor industry for more than 25 years in various diversified areas such as design, application, sales, marketing and general management. Mr. Schmitt has served on multiple semiconductor boards and has run four different semiconductor companies. In October 2012, Mr. Schmitt was appointed Chief Executive Officer of OCZ Technology group, which designs, manufactures, and distributes solid state drives and computer components. In April 2011, he joined the board of OCZ Technology Group.  He chaired the Global Semiconductor Alliance (GSA) Emerging Company Council from 2010 to 2012 and was on the GSA board in 2012. Prior to joining our company, Mr. Schmitt consulted with a variety of venture capitalists, as well as acted as chief executive officer of Legend Silicon, a privately funded Chinese terrestrial digital TV semiconductor company. From June 2005 to August 2007, Mr. Schmitt served as the chief executive officer of Sipex, an analog semiconductor company, which merged with Exar Corporation in August 2007. Upon the completion of the merger, he was appointed chief executive officer and a director of Exar, positions he held until the end of 2007. From 1999 to 2005, Mr. Schmitt was the Executive Vice President of Sales, Marketing and Business Development for Cypress Semiconductor, a seller of a broad range of semiconductor products to global markets. He has also served on the boards at Cypress subsidiaries and other privately held semiconductor and systems companies. Mr. Schmitt received his BSEE from Rutgers University. The Board previously selected Mr. Schmitt to serve as a director because he was the chief executive officer of the Company, and is currently proposing his nomination as a director based on his experience in the semiconductor industry and his relationships with many executives and senior management at semiconductor companies throughout the United States.

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

Robert H. Smith has been a director of PLX since November 2002. Mr. Smith has extensive experience in a variety of industries, including the semiconductor industry and has had management experience in a variety of roles. His experience as Chief Financial Officer of publicly held companies also provides valuable knowledge of financial statement preparation and regulatory compliance. From May 1995 to August 2002, Mr. Smith worked at Novellus Systems Inc., a semiconductor equipment manufacturer, where his last position was Executive Vice President of Administration in the Office of the CEO and board member. In 1994, Mr. Smith held the position of chairman of the board of directors for Micro Component Technology, Inc., a semiconductor test-equipment manufacturer. From 1986 through 1990, Mr. Smith served as the president of Maxwell Graphics, Inc., a printing company. From 1982 through 1986, Mr. Smith held chief financial officer positions with Maxwell Communications of North America Corp. and R. R. Donnelley and Sons, printing companies. He previously also held executive positions with Honeywell, Inc., Memorex Corp. and Control Data Corp. Mr. Smith was also a member of the board of directors for Cirrus Logic, Inc., from 1990 to 2012 and ON Semiconductor Corporation from 2005 to 2012, both semiconductor companies, Epicor Software Corporation, a software company from 2003 to 2011 and Virage Logic Corporation, a semiconductor company from 2003 to 2010. The Board selected Mr. Smith to serve as a director because he has served as chief financial officer, audit committee chairman and audit committee member for a variety of companies and he has an extensive understanding of the internal and external financial reporting of public companies.

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

Committees and Meetings of the Board of Directors

During the year ended December 31, 2012, the Board of Directors held five regular meeting and twenty special meetings. The Board has three committees: the Audit Committee, the Compensation Committee and the Nominating Committee. During the year ended December 31, 2012, no director attended fewer than 90% of all the meetings of the Board and its committees on which he served after becoming a member of the Board. The Company encourages, but does not require, its Board members to attend the annual meeting of stockholders. One of the current members of the Board attended the 2012 annual meeting of stockholders. The Board has determined that a majority of the Board members, D. James Guzy, Michael J. Salameh, Thomas Riordan, Patrick Verderico, John H. Hart and Robert H. Smith, are independent directors as defined in the listing standards of The NASDAQ Global Market LLC. Consistent with the principles of the NASDAQ listing standards, the Board also determined that ownership of the Company’s stock by a director is not inconsistent with a determination of independence.

     Audit Committee

The Audit Committee, which held four meetings in the year ended December 31, 2012, consists of Mr. Smith, Mr. Guzy and Mr. Verderico, with Mr. Smith serving as its chairman. The Audit Committee is responsible for assisting the full Board of Directors in fulfilling its oversight responsibilities relative to the Company’s financial statements, financial reporting practices, systems of internal accounting and financial controls, annual independent audits of the Company’s financial statements, and such legal and ethics programs as may be established from time to time by the Board. The Audit Committee is empowered to investigate any matter brought to its attention with full access to all books, records, facilities, and personnel of the Company and may retain external consultants at its sole discretion. In addition, the Audit Committee reviews and pre-approves the engagement of the Company’s independent registered public accounting firm to perform audit and non-audit services and the related fees. The Board has determined that all members of the Audit Committee are independent directors as defined in the listing standards of NASDAQ. The Board has further determined that Robert H. Smith is an “audit committee financial expert” as defined by SEC rules.

The Board of Directors has adopted and approved a charter for the Audit Committee, a copy of which can be viewed at the Company’s website at www.plxtech.com.

Compensation Committee

The Compensation Committee, which held three meetings in the year ended December 31, 2012, consists of Mr. Guzy and Mr. Hart, with Mr. Hart serving as its chairman. The Compensation Committee reviews and approves the compensation and benefits for the Company’s executive officers, administers the Company’s equity compensation plans and performs such other duties as may from time to time be determined by the Board. The Board has determined that all members of the Compensation Committee are independent directors as defined in the listing standards of NASDAQ. The Board of Directors has adopted and approved a charter for the Compensation Committee, a copy of which can be viewed at the Company’s website at www.plxtech.com.

     Nominating Committee

The Nominating Committee, which held one meeting in the year ended December 31, 2012, consists of Mr. Hart, who serves as chairman, and Mr. Smith. The Nominating Committee assists the Board of Directors in selecting nominees for election to the Board of Directors and monitors the composition of the Board. The Nominating Committee will consider and make recommendations to the Board of Directors regarding any stockholder recommendations for candidates to serve on the Board of Directors. However, it has not adopted a formal process for that consideration because it believes that the informal consideration process has been adequate given the absence of stockholder proposals prior to 2012, and that stockholder nomination proposals, such as received in 2012 and 2013, are best considered on a case by case basis. Stockholders wishing to recommend candidates for consideration by the Nominating Committee may do so by writing to the Secretary of the Company at 870 W. Maude Avenue, Sunnyvale, California 94085, providing the candidate’s name, biographical data and qualifications, a document indicating the candidate’s willingness to act if elected, and evidence of the nominating stockholder’s ownership of the Company’s Common Stock at least 120 days prior to the next annual meeting to assure time for meaningful consideration by the Nominating Committee. Except in the case of a contested director election to which the committee intends to respond on a case by case basis, there are no differences in the manner in which the Nominating Committee evaluates nominees for director based on whether the nominee is recommended by a stockholder or the Nominating Committee. The Company does not pay any third party to identify or assist in identifying or evaluating potential nominees.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons, the Company believes that during the year ended December 31, 2012, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

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

Stockholder Proposals

Requirements for Stockholder Proposals to be Brought Before an Annual Meeting. For stockholder proposals including director nominations to be considered properly brought before an annual meeting by a stockholder, the stockholder must comply with advance notice and other procedures and information requirements set forth in our bylaws.  Our bylaws as currently amended and restated are included as an exhibit to our Form 8-K filed with the SEC on April 11, 2013.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Results of Our 2012 Say on Pay Vote

In the proxy statement for our annual meeting of stockholders held in December 2012, we asked our stockholders for an advisory vote to approve the executive compensation disclosed in the proxy statement. Of the votes cast on that proposal counting shares voted for and against, approximately 99% of votes cast were voted in favor of our say on pay proposal.

We considered this favorable result as support for our executive compensation policies and practices, and did not implement any changes in our executive compensation as a result of last year’s say on pay vote.

In the “say on when” vote in 2011, we proposed, and a strong majority of the advisory votes cast approved, holding our “say on pay” vote annually.  As previously reported, we intend to hold a say on pay advisory vote at each annual meeting until we review the results of our next “say on when” vote in 2017.

Overview

The named executive officers of PLX whom we provide compensation information below are:

•	David K. Raun, President and Chief Executive Officer (appointed December 21, 2012), previously Senior Executive Vice President and General Manager of Product Lines;
•	Arthur O. Whipple. Chief Financial Officer;
•	Gene Schaeffer, Executive Vice President, Worldwide Sales;
•	Vijay Meduri, Executive Vice President, Engineering;
•	Michael Grubisich, Executive Vice President, Operations
    Former named executive officer:
•	Ralph H. Schmitt, former President and Chief Executive Officer, current Director

Effective October 9, 2012, Mr. Schmitt resigned as President and Chief Executive Officer.  Mr. Raun was named Interim President and Chief Executive Officer effective October 9, 2012 and was appointed President and Chief Executive Officer effective December 21, 2012.  We are discussing Mr. Raun’s compensation information relevant to 2012 in regards to his role as Senior Executive Vice President and General Manager and his 2013 compensation information relevant to 2013 in regards to his role as President and Chief Executive Officer.

The compensation program for our named executive officers has two principal objectives:

•	to attract, reward, motivate and retain individuals who have the leadership and management skills we need in our business; and
•	to align overall compensation with the achievements of key business objectives and increase in stockholder value.

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

Compensation decisions for the named executive officers are made by our Compensation Committee (“Committee”) described above under “Board and Corporate Governance Matters” in Item 10 of this Annual Report on Form 10-K/A. During the first quarter of each year, the Committee typically establishes the following core elements of compensation for the named executive officers:

•	target base compensation, which consists of,
o	base salary and
o	non-equity variable compensation (“variable compensation”)
•	stock option grants.

The Chief Executive Officer makes recommendations to the Committee for the levels of compensation of all of the executive officers except the Chief Executive Officer’s compensation. Executive officers are not present for the Committee discussions or determinations of their individual compensation elements.

The Committee did not in 2012, and does not currently engage the specific services of a compensation consultant in determining executive officer compensation. However, in order to maintain a general understanding of current compensation practices, the Committee and the Chief Executive Officer performed a review of compensation levels for our named executive officers against technology compensation surveys independently prepared by Radford Surveys, a consulting unit of Aon Corporation. Compensation surveys utilized were for high-tech and semiconductor public companies with revenues between $50 million and $200 million. Factors considered when adjustments are made to executive target salaries include the executive’s attainment of internal goals, the executive’s operating performance, the competitive environment for the executive’s skill and expectations for the specific position of the individual.

In 2012, the Committee’s compensation decisions with respect to base salary increases were based on an evaluation of the factors set forth above relative to each named executive officer’s circumstances and performance. The Committee believed that base salary increases, as described in more detail below, were appropriate and necessary to maintain competitive salary levels and to recognize the contribution of our named executive officers. For determining payouts of non-equity variable compensation in 2012, the Committee reviewed the Company’s financial performance and each named executive officer’s group or functional goals and their individual achievements and compared it to objectives set in the beginning of the year and new objectives set during the year in connection with the then pending but later terminated merger with Integrated Device Technology, Inc. In early 2012, the Committee approved equity-based compensation in the form of stock options to each of our named executive officers. We strongly believe that equity ownership by executive officers creates incentive to build stockholder value and align the interests of our executive officers with our stockholders.

Target Base Compensation

The target base compensation for each named executive officer includes two components, a base salary and a variable compensation target. The base salary is a predetermined, fixed amount paid to the executives during each year of service. The variable compensation is dependent on company financial performance metrics and a subjective evaluation of each named executive officer’s group or functional goals and individual performance.

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

Salary increases are determined based on an assessment of individual performance in the role and relative to individual objectives established for the year. For 2012, based on the review described above, the Committee approved increases to base salaries relative to 2011 salaries for Mr. Schmitt by 6.0%, which increase was effective April 19, 2012, and Messrs.Whipple, Schaffer, Grubisich and Meduri by 6.0%, 3.1%, 4.4% and 4.1%, respectively, which increase was effective April 1, 2012. On March 5, 2012, Mr. Raun was promoted to Senior Executive Vice President and General Manager of Product Lines. Based upon promotion, the Committee increased Mr. Raun’s salary by 9.3% effective immediately on promotion date. The Committee subsequently approved an annual review increase to base salary for Mr. Raun by 2%, which increase was effective April 1, 2012.  In 2013, based on the review described above, the Committee increased the base salaries relative to 2012 salaries for each named executive officers, except for Mr. Raun, by 3%, which increase was effective April 1, 2013.  On December 21, 2013, Mr. Raun was appointed President and Chief Executive Officer.  Based upon the appointment, the Committee increased Mr. Raun’s salary to $350,000 effective January 1, 2013.

Variable Compensation

Purpose of Variable Compensation Plans

Our executive variable compensation plans are intended to motivate and reward long-term individual performance by our named executive officers. In keeping with our pay-for-performance philosophy, variable compensation is designed to be a substantial portion of each named executive officer's total compensation. The variable compensation an executive officer actually receives depends on corporate financial results for the year and the executive's individual performance during the year.

The payment schedule for any variable compensation earned is also intended to add a retention element to this otherwise annual compensation program. For the named executive officers under the 2012 variable compensation plan, 100% of the first $1,200,000 of the potential amounts allocated to them would vest on January 1, 2013, and be paid on the last business day in January 2013. Amounts so allocated in excess of $1,200,000 would be payable such that 60% of the amount in excess of $1,200,000 would also vest on January 1, 2013 and be paid on the last business day in January 2013, 20% of the amount in excess of $1,200,000 would vest on January 1, 2014 and be paid on the last business day in January, 2014, and 20% of the amount in excess of $1,200,000 would vest on January 1, 2015 and be paid to the Participants on the last business day in January 2015.

The same payment schedule would also apply to the 2013 variable compensation plan, with each applicable date above moved forward one year.

Because variable compensation is earned primarily by actual financial performance, we report variable compensation, if any, earned for a given year in full under the column for "Non-Equity Incentive Plan" in the Summary Compensation Table.

2012 Variable Compensation Plan

On April 2, 2012, the Compensation Committee approved the 2012 Variable Compensation Plan effective for 2012. For each of the named executive officers, a variable compensation target was established. The target variable awards ranged from 75% to 100% of an executive's base salary and the maximum variable award that could be earned was two (2) times the variable compensation target unless the Committee, in its sole discretion, decided to permit a higher variable compensation amount based on the performance and condition of our business.

The target percentages for 2012 were determined as follows:

Name	Target Percentage	Basis for Target Percentages
Mr. Raun	90%	Reflects promotion to General Manager
Mr. Whipple	90%	Unchanged since 2010
Mr. Schaeffer	75%	Unchanged since 2010
Mr. Meduri	75%	Unchanged since 2010
Mr. Grubisich	75%	Unchanged since 2010

The target variable compensation for an executive is tied to five (5) segments: revenue (20%), gross margin (20%), non-GAAP spending (20%), performance to group or functional goals (20%) and performance to personal objectives (20%). An executive cannot receive more than 100% of their target variable compensation for group or personal objectives and cannot receive more than 200% of their target variable compensation for any reason. The financial operating objectives are as follows:

•
The Company must have positive non-GAAP net income before any of the following operating metrics-based elements would apply. Non-GAAP operating income excludes share-based compensation, including ESOP (as defined below) expenses, acquisition-related charges, restructuring charges, amortization of acquired intangibles and impairment charges.

•
2012 published non-GAAP operating income was $5.2 million (which figure excludes share-based compensation, including ESOP expenses, acquisition, restructuring and impairment related charges, amortization of acquired intangibles and discontinued operations).

•
Revenue - For each percent that revenues are above or below the annual operating plan of $123.5 million, an executive's revenue-related variable compensation target will be increased or reduced by ten (10) percent. The amount cannot be less than zero and is subject to the aggregate limitation in Section 3 of the plan, such that an executive’s total variable compensation cannot exceed more than 200% of that executive’s position target.

•
Non-GAAP revenues were $107.2 million, which consisted of reported revenues from continuing operations of $100.2 million, revenues from discontinued operations of $3.0 million and IP revenue of $4.0 million from the license agreement with Entropic accounted for as part of the gain from sale of the PHY business, and were below the minimum threshold of $111.2 million and therefore, no variable compensation was attained for the revenue portion of the financial metrics for 2012.  Revenue from discontinued operations and the license revenue from the Entropic agreement were included in calculation of revenue attainment as these items were included in the annual operating plan used to set the financial metrics.

•
Gross Margin - For each percentage point that gross margin is above or below the annual operating plan of 56.3%, an executive's gross margin-related variable compensation target will be increased or reduced by forty (40) percent. The amount cannot be less than zero and is subject to the aggregate limitation in Section 3 of the plan, such that an executive’s total variable compensation cannot exceed more than 200% of that executive’s position target.

•
Non-GAAP gross margin was 59.1%, which included revenue and gross profit from continuing operations, discontinued operations and the license agreement with Entropic, which was accounted for as part of the gain from sale of the PHY business.  Revenue and gross profit from discontinued operations and the license revenue from the Entropic agreement were included in calculation of gross margin attainment as these items were included in the annual operating plan used to set the financial metrics.

•
Non-GAAP Spending - For each percent that non-GAAP spending is above or below the annual operating plan of $70.0 million, an executive's revenue-related variable compensation target will be reduced or increased by twenty (20) percent. The amount cannot be less than zero and is subject to the aggregate limitation in Section 3 of the plan, such that an executive’s total variable compensation cannot exceed more than 200% of that executive’s position target. Non-GAAP spending excludes share-based compensation, including ESOP (as defined below) expenses, acquisition-related charges, restructuring charges, amortization of acquired intangibles and impairment charges.

•
Non-GAAP spending was $67.7 million, which consisted of reported non-GAAP operating expense of $53.7 million and non-GAAP spending for discontinued operations of $14.0 million.  Reported non-GAAP operating expense excludes share-based compensation, including ESOP (as defined below) expenses, acquisition-related charges, restructuring charges, amortization of acquired intangibles, impairment charges and expenses from discontinued operations.  The discontinued operations expenses were added back to the reported non-GAAP operating expense for the calculation of non-GAAP spending attainment as these costs were included in the annual operating plan used to set the financial metrics.

•
Group goals (20% Weight): Each functional group had measurable objectives for the year, some predetermined at the beginning of the year and some adjusted due to the activities associated with divestitures and the then pending IDT merger which was subsequently terminated.  If a functional group met all of their objectives, the executive officer within the functional group earned the full 20% of their variable compensation target. In cases where an executive officer did not achieve one (1) or more objectives, they only received credit for the objectives achieved. An executive could not receive more than 100% of their target variable compensation for personal objectives and could not receive more than 200% of their target variable compensation in any event.

o	Group goals for 2012 were:

▪	Mr. Raun / Marketing & Business Development:
•	Achieve PCIe design win plan
•	Sign tier 1 28n LOM partner
•	Obtain production qualification for DSWM Bx
•	Divest PHY business
•	Drive business and support IDT acquisition
•	Close HSR process with positive outcome

▪	Mr. Whipple / Finance and Administration
•	Maintain IT performance equivalency in key centers

•	Establish and roll-out corporate and technical training programs
•	Implement Oracle system enhancements
•	Divest PHY business
•	Drive business and support IDT acquisition
•	Close HSR process with positive outcome

▪	Mr. Schaeffer / Sales
•	Achieve PCIe design win plan
•	Sign tier 1 28n LOM partner
•	Obtain production qualification for DSWM Bx
•	Drive business and support IDT acquisition

▪	Mr. Grubisich / Operations
•	Bring final Draco product to production
•	Bring ExpressNIC to production
•	Sample ExpressFabric to customers
•	Achieve cost reduction goals
•	Release Networking Bx PHY into full production
•	Obtain production qualification for DSWM Bx
•	Drive business and support IDT acquisition

▪	Mr. Meduri / Engineering
•	Bring final Draco product to production
•	Tapeout PCIe Capella2
•	Bring ExpressNIC to production
•	Sample ExpressFabric to customers
•	Sample NIC, OFED software stacks
•	Drive business and support IDT acquisition

•
Individual Objectives (20% Weight): Each executive officer had measurable objectives for the year, some predetermined at the beginning of the year and some adjusted due to the activities associated with divestitures and the then pending IDT merger which was subsequently terminated.  If an executive officer met all of their objectives, they earned the full 20% of their variable compensation target. In cases where an executive officer did not achieve one (1) or more objectives, they only received credit for the objectives achieved. An executive could not receive more than 100% of their target variable compensation for personal objectives and could not receive more than 200% of their target variable compensation in any event.

o	Individual objectives for 2012 were:

▪	Mr. Raun:
•	Achieve design win record for 2012
•	Achieve first year production revenue record for Draco
•	Divest PHY business
•	Drive closure of IDT acquisition
•	Drive HSR activity

▪	Mr. Whipple:
•	Maintain SEC compliance
•	Communicate with investors and increase shareholder value
•	Defend against patent litigation
•	Efficiently procure corporate insurance renewals
•	Recruit, retain or outplace Company employees
•	Drive closure of IDT transaction and PHY divestitures

▪	Mr. Schaeffer
•	Win PCIe Gen3 switch platforms

•	Win all dual/quad GPU motherboard platforms
•	Achieve record design wins
•	Convert 40nm A3 customers to Bx
•	Win 40nm platforms at strategic accounts
•	Position Capella2 to win data center / cloud computing applications
•	Achieve greater than 70% share of SSD market
•	Win volume Mira designs

▪	Mr. Grubisich
•	Bring final Draco product to production
•	Initial samples in house of all Capella devices
•	Meet or beat budget each quarter
•	Achieve cost reduction goals
•	Release Networking Bx PHY into full production
•	Obtain production qualification for DSWM Bx

▪	Mr. Meduri
•	Bring final Draco product to production
•	Sample PCIe Capella 1
•	Tapeout PCIe Capella 2
•	Bring ExpressNIC to production
•	Sample ExpressFabric
•	Sample NIC, OFED software stacks

Following the end of 2012, the Committee evaluated the actual financial, group and individual results against the pre-determined and adjusted objectives set in connection with the 2012 Variable Compensation Plan to determine variable compensation awards for our named executive officers.  The attainment and payout for the named executive officers were as follows:

				Attainment
Name	Position Target ($)	Adjusted Target ($)	Maximum Payout ($)	Revenue	Gross Margin	Spending	Group Goals	Individual Objectives	Total Payout ($)

David K. Raun	244,800	195,840	489,600	0.0%	209.4%	164.5%	76.2%	85.0%	209,582
Arthur O. Whipple	226,003	180,802	452,006	0.0%	209.4%	164.5%	62.5%	92.0%	191,077
Gene Schaeffer	190,615	152,492	381,230	0.0%	209.4%	164.5%	89.3%	78.0%	165,047
Michael Grubisich	170,336	136,269	340,672	0.0%	209.4%	164.5%	84.6%	97.0%	151,392
Vijay Meduri	174,392	139,513	348,784	0.0%	209.4%	164.5%	66.7%	81.0%	145,537

2013 Variable Compensation Plan

On January 24, 2013, the Compensation Committee approved the 2013 Variable Compensation Plan effective for 2013. Under the 2013 plan, each named executive officer has a target variable compensation expressed as a percentage of their base salary.  At 100% of the target, the variable compensation award ranges from 75% to 100% of an executive's base salary.

The target percentages for 2013 for continuing named executive officers were determined as follows:

Name	Target Percentage	Basis for Target Percentages
Mr. Raun	100%	Reflects appointment as CEO
Mr. Whipple	90%	Unchanged since 2010
Mr. Schaeffer	75%	Unchanged since 2010
Mr. Meduri	75%	Unchanged since 2010
Mr. Grubisich	75%	Unchanged since 2010

The target variable compensation for an executive is tied to five (5) segments: revenue (20%), gross margin (20%), non-GAAP spending (20%), performance to group and or functional goals (20%) and performance to personal objectives (20%). An executive cannot receive more than 100% of their target variable compensation for group or personal objectives and cannot receive more than 200% of their target variable compensation for any reason. The financial operating objectives are as follows:

•
The Company must have positive non-GAAP net income before any of the following operating metrics-based elements would apply. Non-GAAP operating income excludes share-based compensation, including ESOP (as defined below) expenses, acquisition-related charges, restructuring charges, amortization of acquired intangibles, impairment charges and discontinued operations.

•
Revenue - For each percent that revenues are above or below the annual operating plan, an executive's revenue-related variable compensation target will be increased or reduced by ten (10) percent. The amount cannot be less than zero and is subject to the aggregate limitation in Section 3 of the plan, such that an executive’s total variable compensation cannot exceed more than 200% of that executive’s position target.

•
Gross Margin - For each percentage point that gross margin is above or below the annual operating plan, an executive's gross margin-related variable compensation target will be increased or reduced by forty (40) percent. The amount cannot be less than zero and is subject to the aggregate limitation in Section 3 of the plan, such that an executive’s total variable compensation cannot exceed more than 200% of that executive’s position target.

•
Non-GAAP Spending - For each percent that non-GAAP spending is above or below the annual operating plan, an executive's revenue-related variable compensation target will be reduced or increased by twenty (20) percent. The amount cannot be less than zero and is subject to the aggregate limitation in Section 3 of the plan, such that an executive’s total variable compensation cannot exceed more than 200% of that executive’s position target. Non-GAAP spending excludes share-based compensation, including ESOP (as defined below) expenses, acquisition-related charges, restructuring charges, amortization of acquired intangibles and impairment charges.

The reason for the mix of financial and individual objectives is to recognize that we must improve our short-term financial performance while at the same time we must also invest in new products and organizational improvements that will lead to long-term revenue growth and financial stability. We consider revenue, gross margins and expenditures as key objectives in the variable compensation plan because we believe top line growth and profitable operations are equally necessary to support and increase stockholder value. We also consider individual objectives to be key to our long-term growth and success as we believe that successful execution of these key objectives ultimately drives overall corporate goals. The goals are meant to be attainable but challenging. The goals are limited to 100% achievement.

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

During 2012, PLX employees, including executives received stock options to purchase an aggregate of 1,066,000 shares of our common stock. The six individuals serving as named executive officers during all, or a portion of, 2012 received stock options to acquire an aggregate of 425,000 shares or 40% of the total options granted in 2012.

The following table summarizes the 2012 option grants to the listed individuals and the basis for determining the number of shares underlying each grant (additional information concerning these grants is set forth below in the Grants of Plan-Based Awards During 2012 table):

	# of Shares Underlying
Name	2012 Option Grants	Basis for the # of Shares
Mr. Raun	90,000	Promotion, performance to 2011 objectives, Radford and perceived employee value in 4+ years
Mr. Whipple	60,000	Performance to 2011 objectives, Radford and perceived employee value in 4+ years
Mr. Schaeffer	55,000	Performance to 2011 objectives, Radford and perceived employee value in 4+ years
Mr. Grubisich	60,000	Performance to 2011 objectives, Radford and perceived employee value in 4+ years
Mr. Meduri	60,000	Performance to 2011 objectives, Radford and perceived employee value in 4+ years

Former officer
Mr. Schmitt	100,000	Performance to 2011 objectives, Radford and perceived employee value in 4+ years

Restricted Stock

In connection with the then pending merger with Integrated Device Technology, Inc. in 2012 (which agreement was later terminated), the Compensation Committee approved restricted stock unit grants (RSU’s) as a retention mechanism to help retain executives and employees during the merger transaction.  PLX employees, including executives, received 301,000 RSU’s.  The six individuals serving as named executive officers during all, or a portion of, 2012 received an aggregate of 28,000 RSU’s, or 9% of total RSU’s granted in 2012.

Generally Available Benefit Programs

In 2012, the executive officers were eligible to receive health care coverage that is generally available to other regular full-time PLX employees. We maintain a tax-qualified 401(k) plan, which provides for broad-based employee participation. Under the 401(k) plan, all PLX employees are eligible to receive matching contributions from PLX. On February 1, 2009, PLX suspended the matching contributions due to the then current economic conditions.  The matching contributions from PLX were then reinstated on July 1, 2010. The matching contribution is (1) $0.50 per dollar contributed by the employee, (2) limited to the first 6% of each participant’s pretax base compensation and (3) calculated and paid on a pay period basis subject to applicable federal limits.

Effective as of January 1, 2009, the Company established the PLX Technology, Inc. Employee Stock Ownership Plan (the “ESOP”). The ESOP is a tax-qualified defined contribution retirement plan that is non-contributory.  PLX regular employees (other than nonresident aliens with no U.S.-source income, employees covered by a collective bargaining agreement, leased employees and employees of a non-participating subsidiary of PLX) who are at least 18 years old and have worked for PLX for at least 12 consecutive month are eligible to participate in the ESOP.  The Company makes a cash contribution equal to a percentage of eligible compensation that is determined annually by the Board of Directors. Eligible compensation is limited to $150,000.  The contributions are used to purchase common stock of the Company. Since the adoption of the ESOP through the end of April 2012, the Company made annual contributions of 2% of each employee's eligible compensation up to a maximum of $3,000 for any single employee (2% of $150,000 of eligible compensation).  In connection with Merger Agreement between PLX and IDT, the contributions were suspended and have not yet resumed.  Eligible participants received a share allocation at the end of the plan year based on the contributions plus an additional allocation for forfeitures that occurred during the plan year.  The shares and forfeitures are allocated to each ESOP participant who is employed on the last day of the ESOP Plan Year (December 31) in the same proportion that the compensation (up to the $150,000 limit) of each ESOP participant bears to the eligible compensation of all ESOP participants.

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

Severance and Change in Control Arrangements

Our executive officers do not have employment agreements. Our executive officers serve at the will of the Board.  Prior to April 29, 2012, our executive officers did not have severance or change-of-control arrangements with PLX. On April 29, 2012, the Compensation Committee of the Board approved the PLX Severance Plan for Executive Management.  See “Potential Payments Upon Termination or Change-in-Control”.

Tax and Accounting Considerations

Accounting for Variable Compensation Plans – We accrue for our variable compensation plans on a straight-line basis in accordance to the payment time-table. For example, under the 2010 Plan, the aggregate amount of variable compensation pool that was earned was $1.38 million. Of the $1.38 million, $1.3 million was fully accrued by December 2010. The next $40 thousand was fully accrued by January 2012 and the final $40 thousand will be fully accrued by January 2013. Under the 2012 Plan, the aggregate of variable compensation pool that was earned by the named executive officers was $939,000, all of which was accrued by December 31, 2012.

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

MEMBERS OF THE COMPENSATION COMMITTEE

John H. Hart, Chairman
D. James Guzy

Summary Compensation Table

The following table summarizes compensation information for our named executive officers (“NEOs”) for the years ended December 31, 2012, 2011 and 2010.

Name and Principal Position	Year	Salary ($)(1)	Option Awards ($)(2)	Restricted Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)

David K. Raun, President and Chief Executive Officer	2012	273,526	182,794	33,180	209,582	3,578	702,660
	2011	252,302	73,624	-	-	8,849	334,775
	2010	240,875	144,495	-	139,764	5,037	530,171

Arthur O. Whipple, Chief Financial Officer	2012	262,364	121,862	33,180	191,077	9,655	618,138
	2011	249,286	92,030	-	-	10,479	351,795
	2010	236,900	144,495	-	164,011	6,657	552,063

Gene Schaeffer, VP of Worldwide Sales	2012	260,153	111,707	27,650	165,047	6,967	571,524
	2011	252,302	73,624	-	-	8,028	333,954
	2010	240,875	144,495	-	136,852	4,542	526,764

Michael Grubisich, VP Operations	2012	234,615	121,862	27,650	151,392	8,295	543,814
	2011	225,461	82,827	-	-	9,196	317,484
	2010	215,250	156,537	-	129,439	6,436	507,662

Vijay Meduri, VP Engineering	2012	249,350	121,862	33,180	145,537	8,395	558,324
	2011	239,772	82,827	-	-	9,362	331,961
	2010	220,375	156,537	-	123,893	6,454	507,259

Former Officer

Ralph Schmitt, President and Chief Executive Officer	2012	340,396	329,937	-	-	11,326	681,659
	2011	388,550	163,253	-	-	13,800	565,603
	2010	369,385	192,660	-	279,580	8,400	850,025

(1)
Effective October 9, 2012, Mr. Schmitt resigned as President and Chief Executive Officer.  Mr. Raun was appointed Interim President and Chief Executive Officer and on December 21, 2012, was appointed President and Chief Executive Officer, and Director.

(2)
These dollar amounts reflect the aggregate grant date fair value of option awards in the years indicated in accordance with FASB ASC Topic 718.  Therefore, these amounts do not represent payments actually received by the officers.    The actual value, if any, that an NEO may realize from a stock option is contingent upon the satisfaction of the conditions to vesting in the option and upon the excess of the market price of the Company’s common stock over exercise price, if any, on the date of exercise and there is no assurance that the value, if any, eventually realized by the NEO will correspond to the amount reported.

The assumptions used to calculate the value of the awards are set forth in Note 2 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2012.

(3)
These dollar amounts reflect the aggregate grant date fair value of restricted stock unit (RSU) awards in the years indicated in accordance with FASB ASC Topic 718.  Therefore, these amounts do not represent payments actually received by the officers.    The actual value that an NEO may realize from an RSU is contingent upon the satisfaction of the conditions to vesting in the RSU and the market price of the Company’s common stock on the date of release and there is no assurance that the value eventually realized by the NEO will correspond to the amount reported.

The assumptions used to calculate the value of the awards are set forth in Note 2 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2012.

(4)
The dollar amounts in 2012 and 2010 represent compensation earned under the 2012 and 2010 Variable Compensation Plans, respectively.  No variable compensation was earned under the 2011 Variable Compensation Plan. For the 2010 variable compensation earned, $1.3 million of the aggregate $1.38 million was paid out on January 31, 2011. The remaining $80 thousand was deferred in which 50% of the deferral was paid out on January 31, 2012 and the final 50% was paid on January 31, 2013 for all officers except Mr. Schmitt. The final payout of $7,541 which was deferred until January 31, 2013 for Mr. Schmitt was forfeited as he was not entitled to receive any remaining unpaid bonus otherwise payable after his resignation

(5)
Represents matching contributions under the Company 401(k) plan and the Company’s cash contribution under the ESOP Plan.  The matching contribution for the Company 401(k) plan was suspended as of February 1, 2009 and reinstated effective July 1, 2010.  The ESOP plan requires that an employee must have at least twelve consecutive months of service to be eligible under the plan.

Grants of Plan-Based Awards During 2012

The following table shows all plan-based awards that PLX granted to the named executive officers during 2012. The equity awards are also reported in the Outstanding Equity Awards table.

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)	All Other Restricted Stock Award: Number of Securities Underlying Awards (#) (3)	Grant Date Fair Value of Stock and Option Awards ($)
			Threshold	Target	Maximum
			($)	($)	($)
David K. Raun	4/2/2012	4/2/2012	-	-	-	55,000	4.10	111,707	-	-
	4/2/2012	4/2/2012	-	-	-	35,000	4.10	71,087	-	-
	8/1/2012	8/1/2012	-	-	-	-	-	-	6,000	33,180
			0	195,840	489,600	-	-	-	-	-
Arthur O. Whipple	4/2/2012	4/2/2012	-	-	-	60,000	4.10	121,862	-	-
			-	-	-	-	-	-	6,000	33,180
			0	180,802	452,005	-	-	-	-	-
Gene Schaeffer	4/2/2012	4/2/2012	-	-	-	55,000	4.10	111,707	-	-
			-	-	-	-	-	-	5,000	27,650
			0	152,492	381,230	-	-	-	-	-
Michael Grubisich	4/2/2012	4/2/2012	-	-	-	60,000	4.10	121,862	-	-
			-	-	-	-	-	-	5,000	27,650
			0	136,269	340,673	-	-	-	-	-
Vijay Meduri	4/2/2012	4/2/2012	-	-	-	60,000	4.10	12,182	-	-
			-	-	-	-	-	-	6,000	33,180
			0	139,513	348,783	-	-	-	-	-

Former Officer
Ralph H. Schmitt	6/1/2011	6/1/2011	-	-	-	100,000	4.10	329,937	-	-
			0	313,120	782,800	-	-	-	-	-

(1)
The amounts shown represented potential cash payouts under the 2012 Variable Compensation Plan adopted April 2, 2012, effective for 2012.  Under this plan, the target metrics for the 2012 variable compensation calculations are based on financial and individual objectives. Each named executive officer’s variable compensation amount is based upon attainment of our 2012 Annual Operating Plan GAAP operating income, annual revenue plan and the achievement of group or functional goals and individual objectives. The amounts that can be received under the plan range from $0, as set forth in the "Threshold" column, to the amounts set forth in the "Maximum" column. For the actual cash awards under the 2012 Variable Compensation Plan, see the amounts reported in the “Non-Equity Incentive Plan” column of the Summary Compensation Table above. Additional information concerning the Non-Equity Incentive Plan is provided under “Compensation Discussion and Analysis.”

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

(3)	These are restricted stock units granted under our 2008 Equity Incentive Plan that vested on February 28, 2013.

Outstanding Equity Awards at December 31, 2012

The following table shows all outstanding equity awards held by the named executive officers at December 31, 2012:

Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David K. Raun	2/1/2008	11,875	-	7.03	2/1/2015
	3/2/2009	46,875	3,125	2.00	3/2/2016
	7/1/2009	42,708	7,292	3.87	7/1/2016
	3/1/2010	41,250	18,750	4.92	3/1/2017
	3/1/2011	17,500	22,500	3.73	3/1/2018
	4/2/2012	-	55,000	4.10	4/2/2019
	4/2/2012	-	35,000	4.10	4/2/2019
Arthur O. Whipple	3/2/2009	51,562	3,438	2.00	3/2/2016
	7/1/2009	21,354	3,646	3.87	7/1/2016
	3/1/2010	41,250	18,750	4.92	3/1/2017
	3/1/2011	21,875	28,125	3.73	3/1/2018
	4/2/2012	-	60,000	4.10	4/2/2019
Gene Schaeffer	3/2/2009	93,750	6,250	2.00	3/2/2016
	7/1/2009	8,541	1,459	3.87	7/1/2016
	3/1/2010	41,250	18,750	4.92	3/1/2017
	3/1/2011	17,500	22,500	3.73	3/1/2018
	4/2/2012	-	55,000	4.10	4/2/2019
Mike Grubisich	5/1/2007	15,000	0	10.46	5/1/2014
	2/1/2008	4,000	0	7.03	2/1/2015
	10/1/2008	75,000	0	4.95	10/1/2015
	3/2/2009	18,750	1,250	2.00	3/2/2016
	7/1/2009	8,541	1,459	3.87	7/1/2016
	3/1/2010	44,687	20,313	4.92	3/1/2017
	3/1/2011	19,687	25,313	3.73	3/1/2018
	4/2/2012	-	60,000	4.10	4/2/2019
Vijay Meduri	2/2/2004	15,000	0	9.12	2/2/2014
	11/1/2004	10,000	0	9.55	11/1/2014
	2/1/2006	8,000	0	13.00	2/1/2013
	2/1/2007	7,000	0	10.21	2/1/2014
	2/1/2008	6,000	0	7.03	2/1/2015
	10/1/2008	75,000	0	4.95	10/1/2015
	3/2/2009	18,750	1,250	2.00	3/2/2016
	7/1/2009	8,541	1,459	3.87	7/1/2016
	3/1/2010	44,687	20,313	4.92	3/1/2017
	3/1/2011	19,687	25,313	3.73	3/1/2018
	4/2/2012	-	60,000	4.10	4/2/2019

(1)
These options vest over 4 years following the grant date if the individual continues to be employed at the vesting dates, to the extent of 1/4th of the option shares at the end of 12 months after the grant date and thereafter at the rate of 1/48th of the option shares per month, assuming continued service through applicable vesting dates.

        As indicated in the first two tables above, the named executive officers received awards of RSUs in 2012 that were outstanding at December 31, 2012, but fully vested on February 28, 2013.  Each of Messrs. Raun, Whipple, and Meduri received an award for 6,000 shares which had a market value of $21,780 at December 31, 2012, and each of  Messrs. Schaeffer and Grubisich received an award for 5,000 which had a market value of $18,150 at December 31, 2012 (such value being measured, in accordance with SEC rules, by the closing price of our stock on December 31, 2012, of $3.63).

Option Exercises During 2012

During 2012, Vijay Meduri exercised 11,500 options which were expiring in 2012 and realized $12,436 in value on exercise based on the difference between the market value and the exercise price.

Potential Payments Upon Change-in-Control and Termination

The PLX executive officers do not have employment agreements, and serve at the will of the PLX Board of Directors.

On April 29, 2012, the Compensation Committee of the PLX Board of Directors approved the PLX Severance Plan for Executive Management (the “PLX Severance Plan”). The PLX Severance Plan is intended to secure the continued services, dedication, and objectivity of the executive officers without concern as to whether the officers or employees might be hindered or distracted by personal uncertainties and risks in connection with a change of control of PLX.

Benefits are payable to the executive officers under the PLX Severance Plan under “double trigger” conditions if (1) there is a change in control of PLX and (2) within two (2) years after the change in control (plus any applicable cure period) (the “Termination Period”), the participant’s employment is terminated (a) by the participant’s employer other than for Cause, or (b) by the participant for Good Reason, as these various terms are defined in the PLX Severance Plan (a “Qualifying Termination”). The benefits so payable consist of the following (in addition to amounts accrued but unpaid at the time of termination and payable by law or pursuant to applicable documents):

•
a single lump sum payment equal to (a) 100% of each participant’s annual base salary (150% for the chief executive officer), plus (b) a prorated portion of each participant’s target variable cash compensation opportunity (“bonus”) for the annual performance period then in effect;

•	twelve (12) months of premiums of the participant’s medical, dental, and vision benefits (eighteen (18) months for the chief executive officer);

•
twenty-four (24) months of accelerated vesting of equity awards that are assumed in connection with the change in control; provided that awards not assumed in the change in control are entitled to 100% accelerated vesting if so provided in the applicable equity compensation plan.

The foregoing amounts are reduced by any other severance payments the executive officers are entitled to receive.

Among other definitions, the PLX Severance Plan includes the following definitions:

•
“Company” means PLX Technology Inc., a Delaware corporation, and any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, by operation of law, or otherwise.

•
“Cause” means (1) the willful and deliberate failure by a participant to perform his or her duties and responsibilities (other than as a result of incapacity due to physical or mental illness) which is not remedied in a reasonable period of time after receipt of written notice from the Company specifying such failure, (2) willful misconduct by a participant which is demonstrably and materially injurious to the business or reputation of the Company, or (3) a participant’s conviction of, or plea of guilty or nolo contendere to, a felony or other crime involving moral turpitude. The Company must notify such participant that it believes “Cause” has occurred within ninety (90) days of its knowledge of the event or condition constituting Cause or such event or condition shall not constitute Cause hereunder.

•	“Effective Date” means the date on which the change of control is consummated.

•
“Good Reason” means the occurrence of any of the following which occurs during the Termination Period without the participant’s express written consent: (i) material diminution in the participant’s authority, duties or responsibilities, causing the participant’s position to be of materially lesser rank or responsibility within the Company (including, without limitation, in the case of a participant who reports directly to the Chief Executive Officer of the Company immediately prior to the Effective Date, if, after the Effective Date, the participant no longer reports directly to the Chief Executive Officer of a public company); (ii) a material decrease in the participant’s Base Salary or (iii) the relocation of the participant’s principal location of work to a location that is in excess of thirty-five (35) miles from such location immediately prior to the Effective Date.

o
A participant’s Qualifying Termination shall not be considered to be for Good Reason unless (A) within ninety (90) days after the initial existence of the applicable event or condition that is purported to give rise to a basis for termination for Good Reason, the participant provides written notice of the existence of such event or condition to the Company, (B) such event or condition is not cured within thirty (30) days after the date of the written notice from the participant to the Company, and (C) the participant terminates employment no later than thirty (30) days after the expiration of the applicable cure period.

Benefits are subject to withholding and other potential requirements of applicable income tax law. Participants are not entitled to any tax “gross up” in respect of excise taxes, if any, that might arise under the “golden parachute” sections of the federal income tax law (Section 280G of the Code), and may be subject to a reduction in benefits if any such excise tax were applicable and the reduced benefit would maximize the after-tax payment to the participant.

The following table shows the hypothetical amounts of cash severance payments and benefits and the value of accelerated vesting of stock options for each of the named executive officers (other than Mr. Schmitt who has resigned as CEO and is not entitled to any benefits under the PLX Severance Plan) under the PLX Severance Plan had a change in control of the Company occurred on December 31, 2012, with a price per share equal to $3.63, the closing market price as of that date, and each executive officer’s employment was terminated without Cause or for Good Reason immediately thereafter (based on salary and other compensation arrangements in effect on April 15, 2013).

	Hypothetical Cash Severance Payment in respect of Salary and Bonus ($)	Hypothetical Value of Benefits ($)	Hypothetical "Spread" of Accelerated Vesting of Options in Change in Contol ($)	Total Hypothetical Severance Benefits ($)
NAMED EXECUTIVE OFFICERS

David K. Raun	$625,685	$30,517	$-	$656,202
Arthur O. Whipple	345,083	14,402	-	359,485
Gene Schaeffer	328,318	1,800	-	330,118
Michael Grubisich	297,027	20,345	-	317,371
Vijay Meduri	303,722	20,543	-	324,265

Total	$1,899,835	$87,606	$-	$1,987,441

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

Pursuant to the Company’s 2008 Equity Incentive Plan, each non-employee director will receive a nonqualified stock option grant of 25,000 shares of the Company’s Common Stock upon his or her initial election to the Board of Directors. On the date of each annual stockholder’s meeting, each incumbent non-employee director who has served on the Board for at least eleven months will automatically be granted a nonqualified stock option to purchase 12,000 shares of the Company’s Common Stock. All options automatically granted to non-employee directors have an exercise price equal to 100% of the fair market value on the date of grant, are fully vested and immediately exercisable.  The grants in connection with re-election at the December 19, 2012 annual meeting were granted on January 24, 2013 so no options were granted to directors in 2012.

The table below summarizes the compensation our company paid to non-employee directors for the year ended December 31, 2012. Mr. Schmitt, who served as our President and Chief Executive Officer until October 9, 2012, is a director, but is not included in the table below because he did not receive any additional compensation for services provided as a director during 2012.

Director Compensation for Year Ended December 31, 2012

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)

D. James Guzy	64,000	-	64,000
John H. Hart	50,000	-	50,000
Thomas Riordan	34,000	-	34,000
Michael J. Salameh	34,000	-	34,000
Robert H. Smith	54,000	-	54,000
Patrick Verderico	42,000	-	42,000

(1)	The grants in connection with re-election at the December 19, 2012 annual meeting were granted on January 24, 2013 so no options were granted to directors in 2012.

(2)
As of December 31, 2012, each director had the following numbers of shares underlying stock options then outstanding: Mr. Guzy: 27,000; Mr. Salameh: 22,000; Mr. Hart: 27,000; Mr. Riordan: 52,000; Mr. Smith: 22,000; and Mr. Verderico: 22,000.

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

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2012, no executive officer of the Company served on the Compensation Committee (or equivalent), or the board of directors of another entity whose executive officer(s) served on the Company’s Compensation Committee or Board.

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

	Shares Beneficially Owned (1)
Beneficial Owner	Number	Percent (2)
5% or Greater Stockholders:

VantagePoint Venture Partners	3,807,640 (3)	8.4%
1001 Bayhill Drive Suite 300
San Bruno, CA 94066

Potomac Capital Partners II, L.P.	3,166,417 (4)	6.9%
825 Third Avenue, 33rd Floor
New York, New York 10022

AQR Capital Management, LLC	3,117,580 (5)	6.8%
Two Greenwich Plazam #rd Floor
Greenwich, CT 06830

BlackRock, Inc.	2,554,696 (6)	5.6%
40 East 52nd Street
New York, NY 10022

Directors and Named Executive Officers:

D. James Guzy	2,230,175 (7)	4.9%
Ralph Schmitt	669,058 (8)	1.4%
Michael J. Salameh	372,126 (9)	*
Vijay Meduri	261,990 (10)	*
David Raun	239,140 (11)	*
Michael Grubisich	223,475 (12)	*
Gene Schaeffer	205,519 (13)	*
Arthur O. Whipple	203,800 (14)	*

Thomas Riordan	64,000 (15)	*
John H. Hart	39,000 (16)	*
Robert H. Smith	34,000 (17)	*
Patrick Verderico	34,000 (18)	*

All directors and executive officers as a group (13 persons):	4,576,283 (19)	10.0%

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

(2)	Based upon 45,567,974 shares of common stock issued and outstanding as of March 31, 2013.

(3)
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

(4)
Based on a Schedule 13D/A (Amendment No. 4) filed with the SEC on April 19, 2013, by the following persons who report that they may be deemed a group having beneficial ownership of an aggregate of 3,166,417 shares listed in the table above (with the individually reported numbers of shares and powers indicated in parentheses after each name):  Potomac Capital Partners II, L.P. (1,935,278, shared voting and dispositive power), Potomac Capital Management II, L.L.C. (1,935,278, shared voting and dispositive power), Potomac Capital Partners III, L.P. (115,749, shared voting and dispositive power), Potomac Capital Management III, L.L.C. (115,749, shared voting and dispositive power), Potomac Capital Partners L.P. (906,576, shared voting and dispositive power), Potomac Capital Management, L.L.C. (906,576, shared voting and dispositive power), Paul J. Solit (2,957,603, shared voting and dispositive power), Eric Singer (178,314, sole voting and dispositive power; 2,051,027, shared voting and dispositive power), Martin Colombatto (30,500, sole voting and dispositive power), Stephen Domenik (0), Mark Schwartz (0), and Arthur Swift (0).  Interested persons may read Amendment No. 4 and previous (and, if any, subsequent) Schedule 13D filings by the reporting persons relating to PLX stock for additional information concerning the reporting persons, the purpose and recent history of their ownership of PLX stock, and other details.

(5)	Based on a Schedule 13G filed with the SEC on February 14, 2013, AQR Capital Management, LLC reported shared voting and dispositive power over all of the shares reported as beneficially owned by it.

(6)	Based on a Schedule 13G/A filed with the SEC on February 13, 2013, BlackRock, Inc. reported sole voting and dispositive power over all of the shares reported as beneficially owned by it.

(7)
Based on information set forth in a Schedule 13D filed with the SEC on March 16, 2010. Includes the right to purchase 2,181,259 shares that are currently held by Mr. Mark Guzy, within 60 days of March 31, 2013, which purchase right is held by Mr. D. James Guzy, Sr., Mrs. Marcia Guzy, his wife, and Arbor Company, of which each of Mr. and Mrs. Guzy are general partners. Also includes 39,000 shares subject to options exercisable within 60 days of March 31, 2013. Mr. Mark Guzy filed a Schedule 13G/A on April 9, 2013, stating his belief that he alone has exclusive rights in the 2,181,259 shares.

(8)
Includes 648,249 shares subject to options exercisable within 60 days of March 31, 2013 and 2,809 shares allocated to this person’s account in the ESOP, as to which this person has the right to direct the vote.

(9)	Includes 34,000 shares subject to options exercisable within 60 days of March 31, 2013 and 8,400 shares held by Mr. Salameh’s children.

(10)
Includes 234,666 shares subject to options exercisable within 60 days of March 31, 2013 and 2,809 shares allocated to this person’s account in the ESOP, as to which this person has the right to direct the vote.

(11)
Includes 203,331 shares subject to options exercisable within 60 days of March 31, 2013 and 2,809 shares allocated to this person’s account in the ESOP, as to which this person has the right to direct the vote.

(12)
Includes 215,666 shares subject to options exercisable within 60 days  of March 31, 2013 and 2,809 shares allocated to this person’s account in the ESOP, as to which this person has the right to direct the vote.

(13)
Includes 193,644 shares subject to options exercisable within 60 days of March 31, 2013 and 1,875 shares allocated to this person’s account in the ESOP, as to which this person has the right to direct the vote.

(14)
Includes 169,791 shares subject to options exercisable within 60 days  of March 31, 2013 and 2,809 shares allocated to this person’s account in the ESOP, as to which this person has the right to direct the vote.

(15)	Includes 64,000 shares subject to options exercisable within 60 days of March 31, 2013.

(16)	Includes 39,000 shares subject to options exercisable within 60 days of March 31, 2013.

(17)	Includes 34,000 shares subject to options exercisable within 60 days of March 31, 2013.

(18)	Includes 34,000 shares subject to options exercisable within 60 days of March 31, 2013.

(19)	Includes 1,909,347 shares subject to options exercisable within 60 days of March 31, 2012 and includes 15,920 shares allocated to the accounts of the executive officers in the ESOP.

(*)           Less than 1%.

Equity Compensation Plans

The following table sets forth information about shares of the Company’s Common Stock that may be issued under the Company’s equity compensation plans, all of which have been approved by the Company’s stockholders, except for the HiNT Corporation 2000 Stock Plan, assumed upon the Company’s acquisition of HiNT Corporation. Information in the table is as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	4,219,493	$4.10	2,334,534

Equity compensation plans not approved by security holders (2)	3,059	$2.55	-

Total / Weighted Ave./ Total	4,222,552	$4.10	2,334,534

(1)
Represents shares of the Company’s Common Stock issuable upon exercise of options outstanding under the following equity compensation plans: 1998 Stock Incentive Plan, 1999 Stock Incentive Plan, 1999 Non-Employee Director Option Program and 2008 Equity Incentive Plan.

(2)
As of December 31, 2012, options and rights to purchase an aggregate of 3,059 shares of the Company’s Common Stock at a weighted average exercise price of $2.55 were outstanding under the HiNT Corporation 2000 Stock Plan, which options and rights were assumed in connection with the acquisition of HiNT Corporation by the Company. No further option grants will be made under the assumed equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by BDO USA, LLP for the integrated audits of the Company’s annual financial statements for the years ended December 31, 2011 and 2012, and fees billed for other services rendered by BDO USA, LLP for the years ended December 31, 2011 and 2012.

	2011	2012
Audit Fees (1)	$537,000	$554,000
Audit-Related Fees (2)	44,000	235,000
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$581,000	$789,000

(1)
Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements, internal control over financial reporting, and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by BDO USA, LLP in connection with statutory and regulatory filings or engagements for the years ended December 31, 2011 and 2012.

(2)
Audit-Related Fees consist of fees billed for services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and internal controls and are not reported under “Audit Fees”.  Audit related fees in 2011 are related to audit work performed in conjunction with the divestiture of the UK design team to OCZ and the audit related fees in 2012 are related to audit work performed in conjunction with the subsequently terminated IDT acquisition related filings and the sale of the PHY business.

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

Report of Independent Registered Public Accounting Firm*

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting*

Consolidated Balance Sheets as of December 31, 2012 and 2011*

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2012*

Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2012*

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2012*

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012*

Notes to Consolidated Financial Statements*

	2.	Financial Statement Schedule

As of and for each of the three years in the period ended December 31, 2011-II Valuation and Qualifying Accounts.*

All other schedules have been omitted because they are not applicable.

	3.	Exhibit Index

See Exhibit Index immediately following the signature page for a list of exhibits filed or incorporated by reference as a part of this report.

(b)	Exhibits

The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15 (a) (3) above.

(*) Previously filed with the Annual Report on Form 10-K with the SEC on March 15, 2013, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2013	PLX Technology, Inc. by: /s/ David Raun Name: David Raun Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description
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

3.2	Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Company's Form 8-K, filed on January 27, 2013, and incorporated herein by reference.
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

10.5*^	PLX Technology, Inc. 2012 Variable Compensation Plan.
10.6
Loan and Security Agreement, dated as of September 30, 2011, by and between Silicon Valley Bank and PLX Technology, Inc., filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herin by reference.

10.7*
Form of Indemnification Agreement between the Company and each of its officers and directors, attached as Exhibit 10.9 to the Company's Form 10-K filed on March 13, 2012 and incorporated herein by reference.

10.8*	PLX Severance Plan for Executive Management, incorporated herein by this reference from Exhibit 10.1 to the Company’s Form 8-K filed on April 30, 2012, reporting the agreement under Item 5.02.
14.1	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Company’s Form 10-K, filed on March 7, 2006, and incorporated herein by reference.
21.1^	Subsidiaries of the Company.
23.1^	Consent of Independent Registered Public Accounting Firm.
24.1^	Power of Attorney (See Signature page).
31.1^	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2^	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^^	Certification of Chief Executive Officer Pursuant to 18 U.S.C.Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2^^	Certification of Chief Financial Officer Pursuant to 18 U.S.C.Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema Document
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB^	XBRL Taxonomy Extension Label Linkbase Document
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
^	Previously filed with the Annual Report on Form 10-K filed with the SEC on March 15, 2013, which is being amended hereby.
^^	Previously furnished with the Annual Report on Form 10-K filed with the SEC on March 15, 2013, which is being amended hereby.