Form 10-Q
period 2013-03-31
PLX TECHNOLOGY INC
filed 2013-05-08
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

As of March 31, 2013 there were 45,567,974 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2013

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31,	December 31,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$11,262	$14,673
Short-term marketable securities	2,326	1,787
Accounts receivable, net	13,003	10,635
Inventories	9,630	10,560
Other current assets	3,112	2,894
Total current assets	39,333	40,549
Property and equipment, net	10,878	11,267
Goodwill	20,461	20,461
Long-term marketable securities	-	251
Other assets	308	451
Total assets	$70,980	$72,979

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,305	$10,738
Accrued compensation and benefits	2,407	4,493
Accrued commissions	502	817
Short term borrowing against line of credit	8,000	8,000
Other accrued expenses	2,074	2,259
Total current liabilities	20,288	26,307

Stockholders' Equity:
Common stock, par value	46	45
Additional paid-in capital	190,824	189,444
Accumulated other comprehensive loss	(229)	(226)
Accumulated deficit	(139,949)	(142,591)
Total stockholders' equity	50,692	46,672
Total liabilities and stockholders' equity	$70,980	$72,979

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Net revenues	$26,218	$24,532
Cost of revenues	10,693	10,555
Gross margin	15,525	13,977

Operating expenses:
Research and development	5,961	6,545
Selling, general and administrative	6,419	8,522
Acquisition and restructuring related costs	291	-
Amortization of acquired intangible assets	-	81
Total operating expenses	12,671	15,148

Income (loss) from operations	2,854	(1,171)
Interest income (expense) and other, net	(71)	(5)
Income (loss) from continuing operations before provision for income taxes	2,783	(1,176)

Provision for income taxes	84	48

Income (loss) from continuing operations, net of tax	2,699	$(1,224)
Loss from discontinued operations, net of tax	(57)	(6,216)
Net income (loss)	$2,642	$(7,440)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.06	$(0.03)
Loss from discontinued operations	$-	$(0.14)
Net income (loss)	$0.06	$(0.17)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.06	$(0.03)
Loss from discontinued operations	$-	$(0.14)
Net income (loss)	$0.06	$(0.17)

Shares used to compute per share amounts
Basic	45,366	44,729
Diluted	46,096	44,729

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income (loss)	$2,642	$(7,440)
Unrealized gain (loss) on marketable securities, net	-	(6)
Foreign currency translation adjustments	(3)	(30)
Comprehensive net income (loss)	$2,639	$(7,476)

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows used in operating activities:
Net income (loss)	$2,642	$(7,440)
Adjustments to reconcile net loss to net cash flows used in operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	603	861
Share-based compensation expense	594	413
Amortization of acquired intangible assets	-	1,731
Write-downs of inventories	110	239
Other non-cash items	13	24
Changes in operating assets and liabilities:
Accounts receivable	(2,368)	(2,868)
Inventories	820	465
Other current assets	(218)	(1,332)
Other assets	49	137
Accounts payable	(3,434)	2,801
Accrued compensation and benefits	(2,087)	328
Other accrued expenses	(499)	103
Net cash used in operating activities	(3,775)	(4,538)

Cash flows from investing activities:
Purchases of marketable securities	(1,438)	(2,123)
Maturities of marketable securities	1,142	2,085
Sales of marketable securities	-	3,019
Purchase of property and equipment	(125)	(1,008)
Net cash provided by (used in) investing activities	(421)	1,973

Cash flows from financing activities:
Borrowings against line of credit	-	7,000
Proceeds from exercise of common stock options	1,107	86
Taxes paid related to net share settlement of equity awards	(321)	-
Principal payment on acquisition note	-	(4,848)
Principal payments on capital lease obligations	-	(149)
Net cash provided by financing activities	786	2,089

Effect of exchange rate fluctuations on cash and cash equivalents	(1)	(30)

Net decrease in cash and cash equivalents	(3,411)	(506)
Cash and cash equivalents at beginning of period	14,673	12,097
Cash and cash equivalents at end of period	$11,262	$11,591

Supplemental disclosure of cash flow information:
Cash from income tax refunds	$-	$4
Cash paid for interest	$57	$150

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLX Technology, Inc. and its wholly-owned subsidiaries (collectively, “PLX” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Accumulated Other Comprehensive Loss

The components of accumulated comprehensive loss were as follows (in thousands):

	March 31,	December 31,
	2013	2012
Unrealized gain on investments, net	$1	$1
Cumulative translation adjustments	(230)	(227)
Accumulated other comprehensive loss	$(229)	$(226)

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

Employee Stock Ownership Plan

In January 2009, the Company established the PLX Technology, Inc. Employee Stock Ownership Plan (the “ESOP”). The ESOP is a tax-qualified defined contribution retirement plan that is non-contributory.  PLX regular employees (other than nonresident aliens with no U.S.-source income, employees covered by a collective bargaining agreement, leased employees and employees of a non-participating subsidiary of PLX) who are at least 18 years old and have worked for PLX for at least 12 consecutive months are eligible to participate in the ESOP.  The Company makes cash contributions equal to a percentage of eligible compensation that is determined annually by the Board of Directors. Eligible compensation is limited to $150,000.  The contributions are used to purchase common stock of the Company. Since the adoption of the ESOP, the Company has made annual contributions of 2% of each employee's eligible compensation up to a maximum of $3,000 for any single employee (2% of $150,000 of eligible compensation).  In accordance with the IDT merger agreement, which was subsequently terminated, the Company ceased contributing to the plan after the April 2012 contribution. The reinstatement of contributions was approved by the Company’s Board of Directors effective the first quarter of 2013. Eligible participants receive a share allocation at the end of the plan year based on the contributions plus an additional allocation for forfeitures that occurred during the plan year.  The shares and forfeitures are allocated to each ESOP participant who is employed on the last day of the ESOP Plan Year (December 31) in the same proportion that the compensation (up to the $150,000 limit) of each ESOP participant bears to the eligible compensation of all ESOP participants.

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

	Three Months Ended
	March 31,
	2013	2012
Risk-free interest rate	0.66%	0.87%
Expected volatility	62.90%	60.80%
Expected life (years)	4.34	4.35

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

As share-based compensation expense recognized in the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table shows total share-based compensation and employee stock ownership plan expenses recorded for the three months ended March 31, 2013 and 2012, included in the respective line items of the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of revenues	$(23)	$13
Research and development	225	141
Selling, general and administrative	563	244
Discontinued operations (1)	(54)	154
Total share-based compensation expense	$711	$552

(1)	Recorded in loss from discontinued operations in the Condensed Consolidated Statements of Operations.

Share-based compensation expense from employee stock options and restricted stock units (“RSUs”) for the three months ended March 31, 2013 and 2012 were $0.6 million and $0.4 million, respectively. For the same periods, ESOP expenses were $0.1 million and $0.1 million, respectively.

A summary of option activity under the Company’s stock equity plans during the three months ended March 31, 2013 is as follows:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
Options	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2012	4,212,552	$4.11	3.76	$1,751,614
Granted	253,000	4.73
Exercised	(306,726)	3.60
Cancelled	(225,268)	5.85

Outstanding at March 31, 2013	3,933,558	$4.09	4.09	$3,652,196

Exercisable at March 31, 2013	2,474,976	$3.98	3.18	$2,889,833

The Black-Scholes weighted average fair values of options granted during the three months ended March 31, 2013 and 2012 were $2.33 and $1.55, respectively.

The following table summarizes ranges of outstanding and exercisable options as of March 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$1.80-$2.54	877,680	2.75	$2.03	877,680	$2.03
$2.55-$3.73	874,006	4.76	3.41	457,289	3.42
$3.74-$4.47	791,131	5.07	4.03	194,912	3.84
$4.48-$4.94	827,892	4.76	4.85	507,589	4.83
$4.95-$15.58	562,849	2.74	7.31	437,506	7.54
Total	3,933,558	4.09	$4.09	2,474,976	$3.98

The total intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was $0.3 million and $47,000, respectively. The fair value of options vested during the three months ended March 31, 2013 was approximately $0.7 million. As of March 31, 2013, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $1.1 million which is expected to be recognized as expense over a weighted average period of approximately 1.18 years.

The following table summarizes the activity for our nonvested restricted stock units (“RSUs”) during the three months ended March 31, 2013:

	Nonvested Restricted Stock Units
	Number of	Weighted Average
	Shares	Grant-Date Fair Value
December 31, 2012	240,100	$6.20
Vested	(240,100)	$6.20
March 31, 2013	-	$-

As of March 31, 2013, there are no unvested RSUs.

3.  Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	March 31,	December 31,
	2013	2012
Work-in-process	$5,540	$4,986
Finished goods	4,090	5,574
Total	$9,630	$10,560

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

4.  Net Income (Loss) Per Share

The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2013	2012

Net income (loss) from continuing operations	$2,699	$(1,224)

Weighted average shares outstanding - basic	45,366	44,729
Dilutive effect of stock options	730	-
Weighted average shares outstanding - diluted	46,096	44,729

Basic net income (loss) per share from continuing operations	$0.06	$(0.03)
Diluted net income (loss) per share from continuing operations	$0.06	$(0.03)

Weighted average employee stock options to purchase approximately 1.9 million shares for the three month period ended March 31, 2013, respectively, were outstanding, but were not included in the computation of diluted earnings per share as the exercise price of the options was greater than the average share price of the Company’s stock and, therefore, the effect would have been anti-dilutive.

As the Company incurred a net loss for the three month period ended March 31, 2012, the effect of dilutive securities, totaling 4.4 million shares has been excluded from the computation of diluted loss per share, as its impact would be anti-dilutive. Dilutive securities are comprised of options to purchase common stock.

5.  Fair Value Measurements

The accounting guidance for fair value measurements provides a framework for measuring fair value and expands related disclosures. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The guidance also establishes a hierarchy which requires an entity to maximize the use of observable inputs, when available.  The guidance requires fair value measurement be classified and disclosed in one of the following three categories:

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

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement as of Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$583	$583	$-	$-
Certificate of deposit	3,436	-	3,436	-
Marketable securities	1,107	-	1,107	-
Escrow receivable	1,600	-	-	1,600
Total	$6,726	$583	$4,543	$1,600

		Fair Value Measurement as of Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$1,809	$1,809	$-	$-
Certificate of deposit	2,707	-	2,707	-
Marketable securities	1,259	-	1,259	-
Escrow receivable	1,600	-	-	1,600
Total	$7,375	$1,809	$3,966	$1,600

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

The estimated fair value of the escrow payment is based on assumptions made regarding potential claims against the escrow using historical and market data and a 3.25% discount rate to consider present value. The Company estimated a claims rate of 17%. These assumptions and fair value estimate are subject to change. Changes in these inputs would change the assessed fair value of the escrow receivable. See Note 12 of the condensed consolidated financial statements for more information on the escrow receivable.

6.  Investments

As of March 31, 2013, the Company’s securities consisted of certificate of deposits and debt securities and were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices or prices quoted in markets that are not active, with unrealized gains and losses reported in a separate component of stockholders’ equity.  The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity, both of which are included in interest income.  Realized gains and losses are recorded on the specific identification method.

The fair value of available-for-sale investments is as follows (in thousands):

	March 31, 2013
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$3,436	$-	$-	$3,436
Marketable securities:
Corporate bonds and notes	275	-	-	275
Municipal bonds	831	1	-	832
Total	$4,542	$1	$-	$4,543
Less amounts classified as cash equivalents				(2,217)
Total short and long-term available-for-sale investments				$2,326

Contractual maturity dates for investments:
Less than one year:				2,326
				$2,326

	December 31, 2012
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Certificate of deposit	$2,707	$-	$-	$2,707
Marketable securities:
Corporate bonds and notes	278	-	-	278
Municipal bonds	981	-	-	981
Total	$3,966	$-	$-	$3,966
Less amounts classified as cash equivalents				(1,928)
Total short and long-term available-for-sale investments				$2,038

Contractual maturity dates for investments:
Less than one year:				1,787
One to two years:				251
				$2,038

As of March 31, 2013 and December 31, 2012, the Company had an aggregate unrealized loss of less than $1,000.

The Company reviews its available for sale investments for impairment at the end of each period.  Investments in debt securities are considered impaired when the fair value of the debt security is below its amortized cost. If an impairment exists and the Company determines it has intent to sell the debt security or if it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis, an other-than-temporary impairment loss is recognized in earnings to write the debt security down to its fair value. However, even if the Company does not expect to sell the debt security, it must evaluate expected cash flows to be received and determine if a credit loss exists. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recognized in other comprehensive income (loss). The Company did not record any other-than-temporary write-downs in the accompanying financial statements.

7.  Acquisition and Restructuring Costs

In the three months ended March 31, 2013, the Company recorded approximately $0.3 million of severance and benefit related costs, included in acquisition and restructuring related costs in the Condensed Consolidated Statement of Operations, related to the termination of 4 employees worldwide as part of the restructuring of SG&A activities as a result of the divestiture of the PHY business. The Company expects all severance and benefit accruals to be paid by April 30, 2013.

Liability at December 31, 2012	$315
Expense	279
Cash payments	(576)
Liability at March 31, 2013	$18

The Company recorded $12,000 of outside legal and accounting costs associated with the wrap up of the IDT acquisition activities, which were terminated in December 2012. These expenses were also included in operating expenses under acquisition and restructuring related costs in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2013.

8.  Segments of an Enterprise and Related Information

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

Revenues from continuing operations by geographic region based on customer location were as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Revenues:
China	$7,036	$5,378
United States	5,833	3,668
Singapore	4,468	3,231
Taiwan	4,110	6,234
Germany	2,407	3,612
Other Asia Pacific	1,802	1,935
Europe, Middle East and Africa	444	429
The Americas - excluding United States	118	45
Total	$26,218	$24,532

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues from continuing operations:

	Three Months Ended
	March 31,
	2013	2012
Excelpoint Systems Pte Ltd	34%	25%
Avnet, Inc.	27%	25%
Answer Technology, Inc.	11%	22%

The following distributors accounted for 10% or more of the total accounts receivable balance:

	March 31,
	2013	2012
Excelpoint Systems Pte Ltd	42%	27%
Answer Technology, Inc.	15%	27%
Avnet, Inc.	15%	19%

9. Line of Credit

On September 30, 2011, the Company entered into an agreement with Silicon Valley Bank to establish a two-year $10.0 million revolving loan facility. The facility provides for revolving advances based on a borrowing-base formula tied to the Company’s receivables and also provides for month-end and fiscal quarter-end advances beyond the borrowing-base formula subject to certain limitations and requirements. Borrowings under the credit facility bear interest at rates equal to the prime rate announced from time to time in The Wall Street Journal. As of March 31, 2013 the prime rate was 3.25%.  The facility also provides for commitment, unused facility and letter-of-credit fees. The facility is secured by liens on the Company’s personal property assets except for intellectual property, which is subject to a negative pledge against encumbrance. As of March 31, 2013 there is $8.0 million outstanding against the facility and borrowing availability was $2.0 million. Interest payments are paid monthly with principal due at maturity.

The facility is subject to certain financial covenants for EBITDA, as defined in the agreement, and a monthly quick ratio computation (PLX’s cash, investments and accounts receivable divided by current liabilities). The Company was in compliance with all financial covenants associated with this facility as of March 31, 2013.

On April 22, 2013, the agreement was amended to increase the facility to $15.0 million and extend the maturity date to September 30, 2015.

10. Contingencies

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

11.  Income Taxes

A provision for income tax from continuing operations of $84,000 has been recorded for the three month period ended March 31, 2013, compared to a provision of $48,000 for the same period in 2012.  Income tax expense for the three months ended March 31, 2013 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes. Income tax expense for the three months ended March 31, 2012 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items which are fully recognized in the period they occur and miscellaneous state income taxes. The Company excluded from its 2012 calculation of the effective tax rate losses in the US since it cannot benefit those losses.

The Company has determined that negative evidence supports the need for a full valuation allowance against its net deferred tax assets at this time. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of March 31, 2013, the Company had unrecognized tax benefits of approximately $5.4 million of which none, if recognized, would result in a reduction of the Company’s effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the three months ended March 31, 2013. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. The Company does not believe the amount of its unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  The tax years 2008 through 2012 remain open to examination by the federal and most state tax authorities. Net operating loss and tax credit carryforwards generated in prior periods remain open to examination.

12. Discontinued Operations

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

The consideration for the combined sale of the PHY business totaled $12.0 million and consisted of cash received at closing in connection with the Aquantia APA of $2.0 million, the Entropic APA of $3.0 million and the License Agreement of $4.0 million, the accelerated product acceptance milestone payment of $1.4 million and the rights to the estimated fair value of the escrow payment under the Entropic APA of $1.6 million.  The estimated fair value of the escrow payment is included in the Company’s balance sheet as other current assets and is based on assumptions made regarding potential claims against the escrow using historical and market data and is subject to change.  Future payments of up to $1.0 million which are contingent on future milestone achievements were not included in the initial consideration and will be accounted for when they are received. The Company recorded a gain of $3.5 million related to this divestiture. The following table summarizes the components of the gain (in thousands):

Cash proceeds from sale (including fair value amount held escrow)	$12,000
Less carrying value of assets transferred and asset write-offs:
Inventory transferred	(1,254)
Fixed assets transferred	(631)
Intangible assets write-off	(5,783)
Goodwill write-off	(877)
Other adjustments	(5)
Gain on disposal	$3,450

The following is selected financial information included in net loss from discontinued operations:

	Three Months Ended
	March 31,
	2013	2012
	in thousands
Revenues	$-	$885
Loss before income taxes	(57)	(6,235)
Benefit from income taxes	-	(19)
Loss from discontinued operations	$(57)	$(6,216)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Forward-looking statements include statements regarding our revenue growth in the second quarter of 2013, our future research and development expenses, our future unrecognized tax benefits, our ability to meet our capital requirements for the next twelve months, our future capital requirements, that current high turns fill requirements will continue indefinitely and our anticipation that sales to a small number of customers will account for a significant portion of our sales.  Actual results could differ materially from those projected in such forward-looking statements.  Factors that could cause actual results to differ include unexpected changes in the mix of our product sales, unexpected pricing pressures, unexpected capital requirements that may arise due to other possible acquisitions or other events, unanticipated changes in the businesses of our suppliers, and unanticipated cash shortfalls.  Actual results could also differ for the reasons noted under the sub-heading “Factors That May Affect Future Operating Results” in Item 1A, Risk Factors in Part II of this report on Form 10-Q and in other sections of this report on Form 10-Q.  All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012

Net Revenues

The following table shows the revenue by type (in thousands) and as a percentage of net revenues:

	Three Months Ended
	March 31,
	2013		2012
PCI Express Revenue	$18,644	71.1%	$15,907	64.8%
Connectivity Revenue	7,574	28.9%	8,625	35.2%
	$26,218		$24,532

Net revenues consist primarily of product revenues generated principally by sales of our semiconductor devices. Net revenues for the three months ended March 31, 2013 increased 6.9%, or $1.7 million, compared to the same period in 2012. The increase was due to higher sales of our PCI Express because of  the ramp of our Gen 2 and Gen 3 products, partially offset by lower sales of our Connectivity products as a result of the decline in demand for products used in systems nearing end of life and the customer transition from our legacy products to our PCI Express products.

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Three Months Ended
	March 31,
	2013	2012
Excelpoint Systems Pte Ltd	34%	25%
Avnet, Inc.	27%	25%
Answer Technology, Inc.	11%	22%

We currently expect to see revenue growth in the second quarter of 2013 for our PCI Express products and continued declines in the revenues of our Connectivity products. Future demand for our products is uncertain and is highly dependent on general economic conditions and the demand for products that contain our chips. Customer demand for semiconductors can change quickly and unexpectedly.  Our revenue levels have been highly dependent on the amount of new orders that are received for products to be delivered to the customer within the same quarter, also called “turns fill” orders.  Because of the long cycle time to build our products and our lack of visibility into demand when turns fill orders are high, it is difficult to predict which products to build to match future demand.  We believe the current high turns fill requirements will continue indefinitely.  The high turns fill orders pattern, together with the uncertainty of product mix and pricing, makes it difficult to predict future levels of sales and profitability and may require us to carry higher levels of inventory.

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

	Three Months Ended
	March 31,
	2013	2012
	in thousands
Gross profit	$15,525	$13,977
Gross margin	59.2%	57.0%

Gross profit for the three months ended March 31, 2013 increased by 11.1%, or $1.5 million compared to the same period in 2012 while gross margin increased 2.2 percentage points or 3.8%. The increase in absolute dollars was due to the increase in overall product sales. The increase in product gross margin percentage was due primarily to increased sales, product and customer mix and reduced costs on our PCI Express Gen 3 builds as we move from our early revision products to our production revision products and into production volume builds.

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

	Three Months Ended
	March 31,
	2013	2012
	in thousands
R&D expenses	$5,961	$6,545
As a percentage of revenues	22.7%	26.7%

R&D expenses decreased by $0.6 million or 8.9% in the three months ended March 31, 2013 compared to the same period in 2012. The decrease in R&D in absolute dollars and as a percentage of revenue was primarily due to decreases in R&D spending on tape-out related activities of $0.4 million and consulting services of $0.2 million due to timing of projects taped-out.

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

	Three Months Ended
	March 31,
	2013	2012
	in thousands
SG&A expenses	$6,419	$8,522
As a percentage of revenues	24.5%	34.7%

SG&A expenses decreased by $2.1 million or 24.7% in the three months ended March 31, 2013 compared to the same period in 2012. The decrease in SG&A in absolute dollars and a percentage of revenue was due primarily to a decrease in legal fees of $2.0 million due to the charges incurred in the three months ended March 31, 2012 in connection with the Internet Machines patent infringement lawsuit and the February 2012 trial of the First Suit.

Acquisition and Restructuring Related Costs

	Three Months Ended
	March 31,
	2013	2012
	in thousands
Severance costs	$279	$-
Deal costs	12	-
	$291	$-

In the three months ended March 31, 2013, we recorded approximately $0.3 million of severance and benefit related costs, included in acquisition and restructuring related costs in the Condensed Consolidated Statement of Operations, related to the termination of 4 employees worldwide as part of the restructuring of SG&A activities as a result of the divestiture of the PHY business.

In the three months ended March 31, 2013, we recorded $12,000 of outside legal and accounting costs associated with the wrap up of the IDT acquisition activities, which were terminated in December 2012. These expenses were also included in operating expenses under acquisition and restructuring related costs in the Condensed Consolidated Statement of Operations.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets consists of amortization expense related to developed core technology, trade name and customer base acquired as a result of the Oxford acquisition in January 2009.

	Three Months Ended
	March 31,
	2013	2012
	in thousands
Amortization of acquired intangible assets	$-	$81
As a percentage of revenues	0.0%	0.3%

Amortization of acquired intangible assets in the three months ended March 31, 2012 was related to the Oxford NAS developed core technology which became fully amortized in December 2012. There was no amortization expense in the three months ended March 31, 2013.

Interest Income (Expense) and Other, Net

	Three Months Ended
	March 31,
	2013	2012
	in thousands
Interest income	$4	$10
Interest expense	(65)	(24)
Other income (expense)	(10)	9
	$(71)	$(5)

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term investment balances.

Interest expense for the three months ended March 31, 2013 was due to interest recorded on the line of credit borrowings. For the same periods in 2012, interest expense consisted of interest recorded on the line of credit borrowings and our capital lease obligations.

Other income includes foreign currency transaction gains and losses and other miscellaneous transactions. Other income may fluctuate significantly due to currency fluctuations.

Provision for Income Taxes

A provision for income tax of $84,000 has been recorded for the three month period ended March 31, 2013, compared to a provision of $48,000 million for the same period in 2012. Income tax expense for the three months ended March 31, 2013 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes. Income tax expense for the three months ended March 31, 2012 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items which are fully recognized in the period they occur and miscellaneous state income taxes. We excluded from our 2012 calculation of the effective tax rate losses in the US since we cannot benefit those losses.

We have determined that negative evidence supports the need for a full valuation allowance against our net deferred tax assets at this time. We will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of March 31, 2013, we had unrecognized tax benefits of approximately $5.4 million of which none, if recognized, would result in a reduction of our effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the three months ended March 31, 2013. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. We do not believe the amount of our unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  The tax years 2008 through 2012 remain open to examination by the federal and most state tax authorities. Net operating loss and tax credit carryforwards generated in prior periods remain open to examination.

Liquidity and Capital Resources

Cash and Investments

We invest excess cash predominantly in certificate of deposits and debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of March 31, 2013 cash, cash equivalents, short and long-term marketable securities were $13.6 million, a decrease of $3.1 million from $16.7 million at December 31, 2012.

Operating Activities

	Three Months Ended
	March 31,
	2013	2012
	in thousands
Income from continuing operations, net of non-cash items	$4,072	$94
Loss from discontinued operations, net of non-cash items	(111)	(4,266)
Changes in working capital	(7,736)	(366)
Net cash used in operating activities	$(3,775)	$(4,538)

Cash used in operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, provisions for excess and obsolete inventories, other non-cash items, and the effect of changes in working capital and other activities. Cash used in operating activities for the three months ended March 31, 2013 was $3.8 million compared to cash used in operating activities of $4.5 million in the same period in 2012. 2012 included loss from discontinued operations, adjusted for non-cash items, of $4.3 million. The increase in cash flow used in continuing operations was primarily due to changes in our working capital as a result of larger vendor payments related to the IDT acquisition activities and employee variable compensation payments in the first quarter of 2013 compared to 2012, partially offset by an increase in income from continuing operations, net of non-cash items. Our days sales outstanding and days payable outstanding were relatively flat. The increase in inventory from March 31, 2012 reflects the strong demand for our PCI Express products.

Investing Activities

Our investing activities are primarily driven by investment of our excess cash, sales of investments, business acquisitions and divestitures and capital expenditures. Capital expenditures have generally been comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures. The cash used in investing activities for the three months ended March 31, 2013 of $0.4 million was due to purchases of investments (net of sales and maturities) of $0.3 million and capital expenditures of $0.1 million. Cash provided by investing activities for the three months ended March 31, 2012 of $2.0 million was due to the sales and maturities of investments (net of purchases) of $3.0 million, partially offset by capital expenditures of $1.0 million.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2013 of $0.8 million was due to proceeds from the exercise of stock options of $1.1 million, partially offset by taxes paid related to net share settlements of restricted stock units of $0.3 million. Cash provided by financing activities for the three month ended March 31, 2012 of $2.1 million was primarily due to borrowings against the line of credit of $7.0 million, partially offset by the payment of the note associated with the 2010 acquisition of Teranetics of $4.8 million.

Obligations

As of March 31, 2013, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
		Less than	1-3	More than
	Total	1 Year	Years	3 Years
Operating leases - facilities and equipment	$553	$258	$295	$-
Software licenses	6,266	4,102	2,164	-
Inventory purchase commitments	9,000	9,000	-	-
Borrowing against line of credit	8,000	8,000	-	-
Total cash obligations	$23,819	$21,360	$2,459	$-

On September 30, 2011, we entered into an agreement with Silicon Valley Bank to establish a two-year $10.0 million revolving loan facility. Borrowings under the credit facility bear interest at rates equal to the prime rate announced from time to time in The Wall Street Journal. As of March 31, 2013 the prime rate was 3.25%.  The facility also provides for commitment, unused facility and letter-of-credit fees. As of March 31, 2013, we have outstanding borrowings of $8.0 million. The facility is subject to certain financial covenants for EBITDA, as defined in the agreement, and a monthly quick ratio computation (PLX’s cash, investments and accounts receivable divided by current liabilities). We were in compliance with all financial covenants associated with this facility as of March 31, 2013. See Note 9 of the condensed consolidated financial statements for additional information.

On April 22, 2013, the agreement was amended to increase the facility to $15.0 million and extend the maturity date to September 30, 2015.

We believe that our existing resources, together with cash generated from our operations will be sufficient to meet our capital requirements for at least the next twelve months.  Our future capital requirements will depend on many factors, including the level of investment we make in new technologies and improvements to existing technologies and the levels of monthly expenses required to launch new products.  To the extent that existing resources and future earnings are insufficient to fund our future activities, we may need to raise additional funds through public or private financings.  Additional funds may be difficult to obtain and may not be available or, if available, we may not be able to obtain them on terms favorable to us and our stockholders.

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

As of March 31, 2013, we offer pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. We analyze current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program.  We also offer stock rotation rights to three distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. We analyze inventory at distributors, current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required for this program.  Provisions for reserves are charged directly against revenue and related reserves are recorded as a reduction to accounts receivable.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on length of time the receivables are past due. Generally, our customers have between thirty and forty five days to remit payment of invoices. We record reserves for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected.  Once we have exhausted collection efforts, we will reduce the related accounts receivable against the allowance established for that receivable. We have certain customers with individually large amounts due at any given balance sheet date.  Any unanticipated change in one of those customers’ creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material adverse effect on our results of operations in the period in which such changes or events occur. Historically, our write-offs have been insignificant.

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

Long-lived Assets

We review long-lived assets, principally property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows generated by the asset.  If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. In addition, if we determine the useful life of an asset is shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful life.

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

Taxes

We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of March 31, 2013, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. We will maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance.

Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents, short-term investments and long-term investments of $4.5 million at March 31, 2013.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  We invest primarily in high quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $10,000 decrease (less than 1%) in the fair value of our available-for-sale securities.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including those set forth below.  The following risk factors have been updated from those set forth in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, and are included herein in their entirety.

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

Global Economic Conditions May Continue to Have an Adverse Effect on Our Businesses and Results of Operations

In late 2008 and 2009, the severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy contributed to slowdowns in the industries in which we operate.  Economic uncertainty exacerbated negative trends in spending and caused certain customers to push out, cancel, or refrain from placing orders, which reduced revenue. We have seen market conditions improve; however, a slowdown in the economic recovery or worsening global economic conditions may result in difficulties in obtaining capital and uncertain market conditions may lead to the inability of some customers to obtain affordable financing, resulting in lower sales. Customers with liquidity issues may lead to additional bad debt expense. These conditions may also similarly affect key suppliers, which could affect their ability to deliver parts and result in delays in the availability of product.  Further, these conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. If the current improving economic conditions are not sustained or begin to deteriorate again, or if we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

Because A Substantial Portion Of Our Net Revenues Are Generated By A Small Number Of Large Customers, If Any Of These Customers Delays Or Reduces Its Orders, Our Net Revenues And Earnings Will Be Harmed

Historically, a relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. See Note 8 of the consolidated financial statements for customer concentrations.

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

In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions.  Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business.  See “Business – Products,” and “—Competition” in Part I of Item 1 of our Form 10-K for the year ended December 31, 2012.

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

Defects In Our Products Could Increase Our Costs And Delay Our Product Shipments

Our products are complex and we use third party developed intellectual property, including serdes, in the design of our products. While we test our products, these products may still have errors, defects or bugs that we find only after commercial production has begun. We have experienced errors, defects and bugs in the past in connection with new products.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. Sales through distributors for the three months ended March 31, 2013 and 2012 accounted for approximately 89% and 90%, respectively, of our net revenues.  Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

See Note 10 of the condensed consolidated financial statements for a description of the four lawsuits filed against us by a company alleging patent infringement.

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

Sales outside of the United States accounted for 78% and 85% of our net revenues in the three months ended March 31 2013 and 2012, respectively.  Sales outside of the United States may fluctuate in future periods and may continue to account for a large portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the Unites States, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of the United States. Accordingly, we are subject to international risks, including:

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

The Company’s Business Could Be Negatively Affected If We Become Subject To A Proxy Contest Or Other Action Contesting The Strategic Direction Of Our Company

On January 25, 2013, Potomac Capital Partners II, L.P and associated reporting persons (collectively, “Potomac”) filed a Schedule 13D with the SEC, reporting beneficial ownership of 5.1% of our outstanding common shares (which ownership was increased to approximately 7% as reported in Potomac's Schedule 13D/A filed April 19, 2013).  This filing included a copy of a letter Potomac had delivered to our board of directors, and stated in part that “The letter concluded that as a result of the recent divestiture of unprofitable non-core businesses and $20 million annual operating expense reduction, the Issuer [PLX] represents an even more attractive acquisition target today and, therefore, shareholder value can be maximized only through a robust exploration and evaluation of all available strategic options and value-maximizing opportunities.”

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

 If Potomac or other persons initiate or pursue efforts to replace or otherwise change our board of directors, or if Potomac or other persons should initiate a proxy contest or pursue other actions to elect one or more directors other than those expected to be nominated by our board of directors at the 2013 annual meeting of stockholders or other actions that contest or conflict with our company’s strategic direction, any such actions could have an adverse effect on our company because:

•
responding to actions by stockholders that contest the company’s director nominees or pursue efforts to replace or otherwise change our board of directors can be costly and time-consuming, disrupt our operations, and divert the attention of our management and employees away from their regular duties;

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

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.2	Bylaws of PLX Technology, Inc., as amended and restated as of March 28, 2013, incorporated by reference to Exhibit 3.2 in our Form 8-K filed April 1, 2013.

10.1	Amendment to Loan and Security Agreement, dated as of April 22, 2013, by and between PLX Technology, Inc. and Silicon Valley Bank.

10.2	PLX Technology, Inc. 2013 Variable Compensation Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

PLX TECHNOLOGY, INC.

Date: May 8, 2013

By     /s/ Arthur O. Whipple

         Arthur O. Whipple
         Chief Financial Officer
         (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number	Description

3.2	Bylaws of PLX Technology, Inc., as amended and restated as of March 28, 2013, incorporated by reference to Exhibit 3.2 in our Form 8-K filed April 1, 2013.

10.1	Amendment to Loan and Security Agreement, dated as of April 22, 2013, by and between PLX Technology, Inc. and Silicon Valley Bank.

10.2	PLX Technology, Inc. 2013 Variable Compensation Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.