Form 10-Q
period 2013-06-30
PLX TECHNOLOGY INC
filed 2013-08-08
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

As of June 30, 2013 there were 45,651,992 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2013

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$10,862	$14,673
Short-term marketable securities	4,137	1,787
Accounts receivable, net	12,187	10,635
Inventories	10,600	10,560
Other current assets	3,881	2,894
Total current assets	41,667	40,549
Property and equipment, net	10,632	11,267
Goodwill	20,461	20,461
Long-term marketable securities	535	251
Other assets	127	451
Total assets	$73,422	$72,979

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,890	$10,738
Accrued compensation and benefits	2,925	4,493
Accrued commissions	515	817
Short term borrowing against line of credit	-	8,000
Other accrued expenses	2,958	2,259
Total current liabilities	12,288	26,307
Long term borrowing against line of credit	8,000	-
Total liabilities	20,288	26,307

Stockholders' Equity:
Common stock, par value	46	45
Additional paid-in capital	191,619	189,444
Accumulated other comprehensive loss	(255)	(226)
Accumulated deficit	(138,276)	(142,591)
Total stockholders' equity	53,134	46,672
Total liabilities and stockholders' equity	$73,422	$72,979

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenues	$26,850	$25,437	$53,068	$49,969
Cost of revenues	11,777	10,370	22,470	20,925
Gross margin	15,073	15,067	30,598	29,044

Operating expenses:
Research and development	6,480	5,993	12,441	12,538
Selling, general and administrative	6,804	7,587	13,223	16,109
Acquisition and restructuring related costs	-	2,350	291	2,350
Amortization of acquired intangible assets	-	78	-	159
Total operating expenses	13,284	16,008	25,955	31,156

Income (loss) from operations	1,789	(941)	4,643	(2,112)
Interest income (expense) and other, net	(55)	(55)	(126)	(60)
Income (loss) from continuing operations before provision for income taxes	1,734	(996)	4,517	(2,172)

Provision (benefit) for income taxes	61	(513)	145	(465)

Income (loss) from continuing operations, net of tax	1,673	$(483)	$4,372	$(1,707)
Loss from discontinued operations, net of tax	-	(17,736)	(57)	(23,952)
Net income (loss)	$1,673	$(18,219)	$4,315	$(25,659)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.04	$(0.01)	$0.10	$(0.04)
Loss from discontinued operations	$-	$(0.40)	$-	$(0.54)
Net income (loss)	$0.04	$(0.41)	$0.10	$(0.58)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.04	$(0.01)	$0.09	$(0.04)
Loss from discontinued operations	$-	$(0.40)	$-	$(0.54)
Net income (loss)	$0.04	$(0.41)	$0.09	$(0.58)

Shares used to compute per share amounts
Basic	45,611	44,797	45,487	44,763
Diluted	46,299	44,797	46,195	44,763

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$1,673	$(18,219)	$4,315	$(25,659)
Unrealized gain (loss) on marketable securities, net	(1)	(2)	(1)	(8)
Foreign currency translation adjustments	(25)	(36)	(28)	(66)
Comprehensive net income (loss)	$1,647	$(18,257)	$4,286	$(25,733)

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows used in operating activities:
Net income (loss)	$4,315	$(25,659)
Adjustments to reconcile net loss to net cash flows used in operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	1,104	1,676
Share-based compensation expense	1,082	1,301
Amortization of acquired intangible assets	-	3,459
Impairment of assets	-	10,343
Write-downs of inventories	158	307
Other non-cash items	19	48
Changes in operating assets and liabilities:
Accounts receivable	(1,552)	(4,498)
Inventories	(198)	(2,197)
Other current assets	(987)	(1,030)
Other assets	230	146
Accounts payable	(4,848)	4,937
Accrued compensation and benefits	(1,568)	1,562
Other accrued expenses	398	(81)
Net cash used in operating activities	(1,847)	(9,686)

Cash flows from investing activities:
Purchases of marketable securities	(5,763)	(4,112)
Maturities of marketable securities	3,113	3,194
Sales of marketable securities	-	3,019
Purchase of property and equipment	(381)	(1,668)
Net cash provided by (used in) investing activities	(3,031)	433

Cash flows from financing activities:
Borrowings against line of credit	-	9,500
Principal payments on line of credit	-	(3,000)
Proceeds from exercise of common stock options	1,414	662
Taxes paid related to net share settlement of equity awards	(321)	-
Principal payment on acquisition note	-	(4,848)
Principal payments on capital lease obligations	-	(348)
Net cash provided by financing activities	1,093	1,966

Effect of exchange rate fluctuations on cash and cash equivalents	(26)	(70)

Net decrease in cash and cash equivalents	(3,811)	(7,357)
Cash and cash equivalents at beginning of period	14,673	12,097
Cash and cash equivalents at end of period	$10,862	$4,740

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$98	$14
Cash from income tax refunds	$1	$15
Cash paid for interest	$123	$209

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

Accumulated Other Comprehensive Loss

The changes in the components of accumulated comprehensive loss were as follows (in thousands):

	Unrealized gain (loss)	Foreign currency
	on marketable securities	translation adjustments	Total
Balance at January 1, 2013	$1	$(227)	$(226)
Current period net change	(1)	(28)	(29)
Balance at June 30, 2013	$-	$(255)	$(255)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Risk-free interest rate	1.01%	0.62%	0.84%	0.73%
Expected volatility	58.60%	63.60%	60.60%	62.40%
Expected life (years)	4.34	4.35	4.34	4.35

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

As share-based compensation expense recognized in the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table shows total share-based compensation and employee stock ownership plan expenses recorded for the three and six months ended June 30, 2013 and 2012, included in the respective line items of the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of revenues	$14	$36	$(9)	$49
Research and development	191	228	416	369
Selling, general and administrative	362	430	925	674
Discontinued operations (1)	-	236	(54)	390
Total share-based compensation expense	$567	$930	$1,278	$1,482

(1)	Recorded in loss from discontinued operations in the Condensed Consolidated Statements of Operations.

Share-based compensation expense from employee stock options and restricted stock units (“RSUs”) for the three months ended June 30, 2013 and 2012 were $0.5 million and $0.9 million, respectively. For the same periods, ESOP expenses were $0.1 million and $42,000, respectively.

Share-based compensation expense from employee stock options and RSUs for the six months ended June 30, 2013 and 2012 were $1.1 million and $1.3 million, respectively. For the same periods, ESOP expenses were $0.2 million and $0.2 million, respectively.

A summary of option activity under the Company’s stock equity plans during the six months ended June 30, 2013 is as follows:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
Options	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2012	4,212,552	$4.11	3.76	$1,751,614
Granted	1,147,000	4.59
Exercised	(395,744)	3.57
Cancelled	(282,909)	5.60

Outstanding at June 30, 2013	4,680,899	$4.18	4.49	$4,212,525

Exercisable at June 30, 2013	2,633,386	$4.02	3.33	$3,253,614

The Black-Scholes weighted average fair values of options granted during the three months ended June 30, 2013 and 2012 were $2.12 and $2.17, respectively.

The Black-Scholes weighted average fair values of options granted during the six months ended June 30, 2013 and 2012 were $2.17 and $2.16, respectively.

The following table summarizes ranges of outstanding and exercisable options as of June 30, 2013:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$1.80-$2.69	1,004,882	2.90	$2.12	922,336	$2.07
$2.70-$3.87	848,397	4.34	3.62	559,995	3.63
$3.88-$4.53	738,627	5.85	4.19	276,336	4.28
$4.54-$4.85	1,011,594	6.72	4.60	677	4.68
$4.86-$15.58	1,077,399	3.08	6.13	874,042	6.25
Total	4,680,899	4.49	$4.18	2,633,386	$4.02

The total intrinsic value of options exercised during the three and six months ended June 30, 2013 was $0.1 million and $0.4 million, respectively. For the same periods in 2012, the total intrinsic value of options exercised was $0.4 million and $0.5 million, respectively. The fair value of options vested during the three and six months ended June 30, 2013 was approximately $1.0 million and $1.6 million, respectively. As of June 30, 2013, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $2.1 million which is expected to be recognized as expense over a weighted average period of approximately 1.53 years.

The following table summarizes the activity for our nonvested restricted stock units (“RSUs”) during the six months ended June 30, 2013:

	Nonvested Restricted Stock Units
	Number of	Weighted Average
	Shares	Grant-Date Fair Value
December 31, 2012	240,100	$6.20
Vested	(240,100)	$6.20
June 30, 2013	-	$-

As of June 30, 2013, there are no unvested RSUs.

3.  Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	June 30,	December 31,
	2013	2012
Work-in-process	$6,573	$4,986
Finished goods	4,027	5,574
Total	$10,600	$10,560

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

4.  Net Income (Loss) Per Share

The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss) from continuing operations	$1,673	$(483)	$4,372	$(1,707)

Weighted average shares outstanding - basic	45,611	44,797	45,487	44,763
Dilutive effect of stock options	688	-	708	-
Weighted average shares outstanding - diluted	46,299	44,797	46,195	44,763

Basic net income (loss) per share from continuing operations	$0.04	$(0.01)	$0.10	$(0.04)
Diluted net income (loss) per share from continuing operations	$0.04	$(0.01)	$0.09	$(0.04)

Weighted average employee stock options to purchase approximately 2.7 million and 2.2 million shares for the three and six month periods ended June 30, 2013, respectively, were outstanding, but were not included in the computation of diluted earnings per share as the exercise price of the options was greater than the average share price of the Company’s stock and, therefore, the effect would have been anti-dilutive.

As the Company incurred a net loss for the three and six month periods ended June 30, 2012, the effect of dilutive securities, totaling 5.3 million shares has been excluded from the computation of diluted loss per share, as its impact would be anti-dilutive. Dilutive securities are comprised of options to purchase common stock.

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

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement as of Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificate of deposit	$4,115	$-	$4,115	$-
Marketable securities	1,446	-	1,446	-
Escrow receivable	1,600	-	-	1,600
Total	$7,161	$-	$5,561	$1,600

		Fair Value Measurement as of Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$1,809	$1,809	$-	$-
Certificate of deposit	2,707	-	2,707	-
Marketable securities	1,259	-	1,259	-
Escrow receivable	1,600	-	-	1,600
Total	$7,375	$1,809	$3,966	$1,600

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

The estimated fair value of the escrow payment is based on assumptions made regarding potential claims against the escrow using historical and market data and a 3.25% discount rate to consider present value. The Company estimated a claims rate of 17%. These assumptions and fair value estimate are subject to change. Changes in these inputs would change the assessed fair value of the escrow receivable. See Note 13 of the condensed consolidated financial statements for more information on the escrow receivable.

6.  Investments

As of June 30, 2013, the Company’s securities consisted of certificate of deposits and debt securities and were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices or prices quoted in markets that are not active, with unrealized gains and losses reported in a separate component of stockholders’ equity.  The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity, both of which are included in interest income.  Realized gains and losses are recorded on the specific identification method.

The fair value of available-for-sale investments is as follows (in thousands):

	June 30, 2013
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Certificate of deposit	$4,115	$-	$-	$4,115
Marketable securities:
Municipal bonds	1,446	1	(1)	1,446
Total	$5,561	$1	$(1)	$5,561
Less amounts classified as cash equivalents				(889)
Total short and long-term available-for-sale investments				$4,672

Contractual maturity dates for investments:
Less than one year:				4,137
One to two years:				535
				$4,672

	December 31, 2012
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Certificate of deposit	$2,707	$-	$-	$2,707
Marketable securities:
Corporate bonds and notes	278	-	-	278
Municipal bonds	981	-	-	981
Total	$3,966	$-	$-	$3,966
Less amounts classified as cash equivalents				(1,928)
Total short and long-term available-for-sale investments				$2,038

Contractual maturity dates for investments:
Less than one year:				1,787
One to two years:				251
				$2,038

As of June 30, 2013 and December 31, 2012, the Company had an aggregate unrealized loss of less than $1,000.

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

7.  Acquisition and Restructuring Costs

In the six months ended June 30, 2013, the Company recorded approximately $0.3 million of severance and benefit related costs, included in acquisition and restructuring related costs in the Condensed Consolidated Statement of Operations, related to the termination of 4 employees worldwide as part of the restructuring of SG&A activities as a result of the divestiture of the PHY business. As of June 30, 2013 all of the severance and benefit accruals were paid.

Liability at December 31, 2012	$315
Expense	279
Cash payments	(594)
Liability at June 30, 2013	$-

In the six months ended June 30, 2013, the Company recorded $12,000 of outside legal and accounting costs associated with the wrap up of the IDT acquisition activities, which were terminated in December 2012. For the three and six months ended June 30, 2012, the Company recorded $2.4 million of acquisition costs, primarily for outside legal and investment banking fees associated with the IDT acquisition activities. These expenses were also included in operating expenses under acquisition and restructuring related costs in the Company’s Condensed Consolidated Statement of Operations.

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

Revenues from continuing operations by geographic region based on customer location were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
China	$7,752	$8,034	$14,788	$13,412
United States	4,944	3,857	10,777	7,525
Singapore	4,632	2,937	9,100	6,168
Taiwan	4,816	5,318	8,926	11,552
Germany	2,399	2,475	4,806	6,087
Other Asia Pacific	2,002	2,188	3,804	4,123
Europe, Middle East and Africa	204	480	648	909
The Americas - excluding United States	101	148	219	193
Total	$26,850	$25,437	$53,068	$49,969

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues from continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Excelpoint Systems Pte Ltd	32%	25%	33%	25%
Avnet, Inc.	22%	21%	24%	23%
Answer Technology, Inc.	14%	19%	13%	21%

There were no direct end customers that accounted for more than 10% or more of the total accounts receivable balance. The following distributors accounted for 10% or more of the total accounts receivable balance:

	June 30,
	2013	2012
Excelpoint Systems Pte Ltd	39%	34%
Answer Technology, Inc.	19%	23%
Avnet, Inc.	*	13%

*           Less than 10%

9. Line of Credit

On September 30, 2011, the Company entered into an agreement with Silicon Valley Bank to establish a two-year $10.0 million revolving loan facility. On April 22, 2013, the agreement was amended to increase the facility to $15.0 million and extend the maturity date to September 30, 2015. The facility provides for revolving advances based on a borrowing-base formula tied to the Company’s receivables and also provides for month-end and fiscal quarter-end advances beyond the borrowing-base formula subject to certain limitations and requirements. Borrowings under the credit facility bear interest at rates equal to the prime rate announced from time to time in The Wall Street Journal. As of June 30, 2013 the prime rate was 3.25%.  The facility also provides for commitment, unused facility and letter-of-credit fees. The facility is secured by liens on the Company’s personal property assets except for intellectual property, which is subject to a negative pledge against encumbrance. As of June 30, 2013 there is $8.0 million outstanding against the facility and borrowing availability was $7.0 million. Interest payments are paid monthly with principal due at maturity.

The facility is subject to certain financial covenants for EBITDA, as defined in the agreement, and a monthly quick ratio computation (PLX’s cash, investments and accounts receivable divided by current liabilities). The Company was in compliance with all financial covenants associated with this facility as of June 30, 2013.

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

On February 21, 2012, through February 29, 2012, the claims and defenses asserted in the First Suit were tried to a seven-member jury in the United States District Court for the Eastern District of Texas, Tyler Division.  On February 29, 2012, the jury returned its verdict, finding the patents-in-suit valid and infringed and awarded money damages against PLX in the amount of $1.0 million.  On June 19, 2013, the Court issued its ruling on the post-verdict motions filed by the parties and entered an appealable judgment, affirming the jury’s findings of validity and infringement.  The judgment entered by the Court further affirmed the monetary award found by the jury.  On July 17, 2013, the Company filed a notice of appeal with the Court, appealing the judgment to the United States Court of Appeals for the Federal Circuit.  The Company intends to continue to vigorously seek reversal of the jury’s verdict and the Court’s judgment on appeal.

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

On March 25, 2011, a related entity, Internet Machines MC LLC, filed a lawsuit against PLX, entitled Internet Machines MC LLC v. PLX Technology, Inc., et al., in the United States District Court for the Eastern District of Texas, Marshall Division.  Internet Machines MC LLC, however, did not serve the initial complaint on PLX.  Instead, on August 26, 2011, Internet Machines MC LLC filed a first amended complaint, which has now been served on PLX, alleging infringement by PLX and the other defendants in the lawsuit of one patent held by Internet Machines MC LLC.  The complaint in this lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of Internet Machines MC LLC's patents.  On November 11, 2011, the Company filed its answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  On March 5, 2012, the Court held an initial case-management conference in this matter.  The Court entered a scheduling order in this matter, and trial was originally set for July 2013.

On September 4, 2012, the Court entered an order staying the Second and Third Suits and the lawsuit brought by Internet Machines MC LLC discussed in the preceding paragraph.  Pursuant to the Court’s order, those lawsuits are stayed until a final non-appealable judgment is entered in the First Suit, again styled Internet Machines LLC v. Alienware Corp., et al., Cause No. 6:10-CV-023, in the United States District Court for the Eastern District of Texas. While it is not possible to determine the ultimate outcome of these suits, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position, but it is unable to estimate a range of possible loss, if any.

As a result of the jury’s February 29, 2012 verdict on the First Suit, the Company accrued $1.0 million as of December 31, 2011.  Based on the June 19, 2013 Court’s ruling, the Company accrued an additional $0.9 million. As noted above, the Company has filed an appeal of the jury’s verdict and the Court’s judgment issued in the First Suit.  A change in the ruling as a result of that appeal could change the estimated liability in the period in which the outcome of the appeal is known.

11.  Income Taxes

A provision for income tax from continuing operations of $0.1 million has been recorded for the six month period ended June 30, 2013, compared to a benefit of $0.5 million for the same period in 2012.  Income tax expense for the six months ended June 30, 2013 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes. Income tax benefit for the six months ended June 30, 2012 is a result of applying the estimated annual effective tax rate to cumulative loss before taxes and miscellaneous state income taxes.

The Company has determined that negative evidence supports the need for a full valuation allowance against its net deferred tax assets at this time. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of June 30, 2013, the Company had unrecognized tax benefits of approximately $5.4 million of which none, if recognized, would result in a reduction of the Company’s effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the six months ended June 30, 2013. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. The Company does not believe the amount of its unrecognized tax benefits will significantly change within the next twelve months.

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

13. Discontinued Operations

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

Cash proceeds from sale (including fair value amount held escrow)	$12,000
Less carrying value of assets transferred and asset write-offs:
Inventory transferred	(1,254)
Fixed assets transferred	(631)
Intangible assets write-off	(5,783)
Goodwill write-off	(877)
Other adjustments	(5)
Gain on disposal	$3,450

The following is selected financial information included in net loss from discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	in thousands
Revenues	$-	$627	$-	$1,512
Loss before income taxes	-	(17,193)	(57)	(23,428)
Provision for income taxes	-	543	-	524
Loss from discontinued operations	$-	$(17,736)	$(57)	$(23,952)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Forward-looking statements include statements regarding our PCI Express revenue growth in the third quarter of 2013, our future research and development expenses, our future unrecognized tax benefits, our ability to meet our capital requirements for the next twelve months, our future capital requirements, that current high turns fill requirements will continue indefinitely and our anticipation that sales to a small number of customers will account for a significant portion of our sales.  Actual results could differ materially from those projected in such forward-looking statements.  Factors that could cause actual results to differ include unexpected changes in the mix of our product sales, unexpected pricing pressures, unexpected capital requirements that may arise due to other possible acquisitions or other events, unanticipated changes in the businesses of our suppliers, and unanticipated cash shortfalls.  Actual results could also differ for the reasons noted under the sub-heading “Factors That May Affect Future Operating Results” in Item 1A, Risk Factors in Part II of this report on Form 10-Q and in other sections of this report on Form 10-Q.  All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

Net Revenues

The following table shows the revenue by type (in thousands) and as a percentage of net revenues:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013		2012		2013		2012
PCI Express Revenue	$20,103	74.9%	$17,133	67.4%	$38,747	73.0%	$33,040	66.1%
Connectivity Revenue	6,747	25.1%	8,304	32.6%	14,321	27.0%	16,929	33.9%
	$26,850		$25,437		$53,068		$49,969

Net revenues consist primarily of product revenues generated principally by sales of our semiconductor devices. Net revenues for the three months ended June 30, 2013 increased 5.6%, or $1.4 million, compared to the same period in 2012. Net revenues for the six months ended June 30, 2013 increased 6.2%, or $3.1 million, compared to the same period in 2012. The increases in the three and six month periods were due to higher sales of our PCI Express because of the ramp of our Gen 2 and Gen 3 products, partially offset by lower sales of our Connectivity products as a result of the decline in demand for products used in systems nearing end of life and the customer transition from our legacy products to our PCI Express products.

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Excelpoint Systems Pte Ltd	32%	25%	33%	25%
Avnet, Inc.	22%	21%	24%	23%
Answer Technology, Inc.	14%	19%	13%	21%

We currently expect to see revenue growth in the third quarter of 2013 for our PCI Express products and continued declines in the revenues of our Connectivity products. Future demand for our products is uncertain and is highly dependent on general economic conditions and the demand for products that contain our chips. Customer demand for semiconductors can change quickly and unexpectedly.  Our revenue levels have been highly dependent on the amount of new orders that are received for products to be delivered to the customer within the same quarter, also called “turns fill” orders.  Because of the long cycle time to build our products and our lack of visibility into demand when turns fill orders are high, it is difficult to predict which products to build to match future demand.  We believe the current high turns fill requirements will continue indefinitely.  The high turns fill orders pattern, together with the uncertainty of product mix and pricing, makes it difficult to predict future levels of sales and profitability and may require us to carry higher levels of inventory.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	in thousands
Gross profit	$15,073	$15,067	$30,598	$29,044
Gross margin	56.1%	59.2%	57.7%	58.1%

Gross profit for the three months ended June 30, 2013 was flat at $15.1 million compared to the same period in 2012 while gross margin decreased 3.1 percentage points or 5.2%. The decrease in product gross margin percentage was due primarily to product and customer mix.

Gross profit for the six months ended June 30, 2013 increased by 5.4%, or $1.6 million compared to the same period in 2012 while gross margin decreased 0.4 percentage point or 0.7%. The increase in absolute dollars was due to the increase in overall product sales. The decrease in product gross margin percentage was due primarily to product and customer mix, partially offset by reduced costs on our PCI Express Gen 3 builds as we move from our early revision products to our production revision products and into production volume builds.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	in thousands
R&D expenses	$6,480	$5,993	$12,441	$12,538
As a percentage of revenues	24.1%	23.6%	23.4%	25.1%

R&D expenses increased by $0.5 million or 8.1% in the three months ended June 30, 2013 compared to the same period in 2012. The increase in R&D in absolute dollars and as a percentage of revenue was primarily due to increases in spending on tape-out related activities of $0.5 million due to timing of projects taped-out.

R&D expenses for the six months ended June 30, 2013 were relatively flat compared to the same period in 2012. The decrease in R&D as a percentage of revenue was primarily due to an increase in net revenues. R&D spending on compensation and benefit related expenses increased $0.3 million due to the increase in headcount while spending on consulting services decreased $0.4 million as a result of the headcount increase as well as the timing of projects taped-out.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	in thousands
SG&A expenses	$6,804	$7,587	$13,223	$16,109
As a percentage of revenues	25.3%	29.8%	24.9%	32.2%

SG&A expenses decreased by $0.8 million or 10.3% in the three months ended June 30, 2013 compared to the same period in 2012. The decrease in SG&A in absolute dollars and a percentage of revenue was due primarily to decreases in legal expenses related to the Internet Machines patent infringement lawsuit of $0.9 million and compensation and benefit related expenses due to the decrease in headcount of $0.4 million, partially offset by an accrual of $0.9 million as a result of the Court’s post-verdict ruling in the Internet Machine’s lawsuit.

SG&A expenses decreased by $2.9 million or 17.9% in the six months ended June 30, 2013 compared to the same period in 2012. The decrease in SG&A in absolute dollars and a percentage of revenue was due primarily to a decrease in legal fees of $2.9 million due to the charges incurred in the first half of 2012 in connection with the Internet Machines patent infringement lawsuit and the February 2012 trial of the First Suit and a decrease in compensation and benefit related expenses due to the decrease in headcount of $0.5 million, partially offset by an accrual of $0.9 million as a result of the Court’s post-verdict ruling in the Internet Machine’s lawsuit.

On June 19, 2013, the Court in the Internet Machines infringement lawsuit issued its ruling on the post-verdict motions filed by the parties and entered an appealable judgment. Based on the Court’s ruling, we accrued an additional $0.9 million in the three and six months ended June 30, 2013. On July 17, 2013, we filed a notice of appeal with the Court, appealing the judgment to the United States Court of Appeals for the Federal Circuit. We plan to vigorously seek reversal of the ruling. See Note 10 of the condensed consolidated financial statements for more information on the Internet Machines litigation.

Acquisition and Restructuring Related Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	in thousands
Severance costs	$-	$-	$279	$-
Deal costs	-	2,350	12	2,350
	$-	$2,350	$291	$2,350

In the six months ended June 30, 2013, we recorded approximately $0.3 million of severance and benefit related costs, included in acquisition and restructuring related costs in the Condensed Consolidated Statement of Operations, related to the termination of 4 employees worldwide as part of the restructuring of SG&A activities as a result of the divestiture of the PHY business.

In the six months ended June 30, 2013, we recorded $12,000 of outside legal and accounting costs associated with the wrap up of the IDT acquisition activities, which were terminated in December 2012. For the three and six months ended June 30, 2012 we recorded $2.4 million primarily for outside legal and banking expenses associated with the IDT acquisition activities. These expenses were also included in operating expenses under acquisition and restructuring related costs in the Condensed Consolidated Statement of Operations.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets consists of amortization expense related to developed core technology, trade name and customer base acquired as a result of the Oxford acquisition in January 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	in thousands
Amortization of acquired intangible assets	$-	$78	$-	$159
As a percentage of revenues	0.0%	0.3%	0.0%	0.3%

Amortization of acquired intangible assets in the three and six months ended June 30, 2012 was related to the Oxford NAS developed core technology which became fully amortized in December 2012. There was no amortization expense in the three and six months ended June 30, 2013.

Interest Income (Expense) and Other, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	in thousands
Interest income	$4	$8	$8	$18
Interest expense	(65)	(66)	(130)	(90)
Other income (expense)	6	3	(4)	12
	$(55)	$(55)	$(126)	$(60)

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term investment balances.

Interest expense for the three and six months ended June 30, 2013 was due to interest recorded on the line of credit borrowings. For the same periods in 2012, interest expense consisted of interest recorded on the line of credit borrowings and our capital lease obligations.

Other income includes foreign currency transaction gains and losses and other miscellaneous transactions. Other income may fluctuate significantly due to currency fluctuations.

Provision for Income Taxes

A provision for income tax of $0.1 million has been recorded for the six month period ended June 30, 2013, compared to a benefit of $0.5 million for the same period in 2012. Income tax expense for the six months ended June 30, 2013 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes. Income tax expense for the six months ended June 30, 2012 is a result of applying the estimated annual effective tax rate to cumulative loss before taxes and miscellaneous state income taxes.

We have determined that negative evidence supports the need for a full valuation allowance against our net deferred tax assets at this time. We will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of June 30, 2013, we had unrecognized tax benefits of approximately $5.4 million of which none, if recognized, would result in a reduction of our effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the six months ended June 30, 2013. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. We do not believe the amount of our unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  The tax years 2008 through 2012 remain open to examination by the federal and most state tax authorities. Net operating loss and tax credit carryforwards generated in prior periods remain open to examination.

Liquidity and Capital Resources

Cash and Investments

We invest excess cash predominantly in certificate of deposits and debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of June 30, 2013 cash, cash equivalents, short and long-term marketable securities were $15.5 million, a decrease of $1.2 million from $16.7 million at December 31, 2012.

Operating Activities

	Six Months Ended
	June 30,
	2013	2012
	in thousands
Income from continuing operations, net of non-cash items	$6,789	$1,183
Loss from discontinued operations, net of non-cash items	(111)	(9,707)
Changes in working capital	(8,525)	(1,162)
Net cash used in operating activities	$(1,847)	$(9,686)

Cash used in operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, provisions for excess and obsolete inventories, impairments, other non-cash items, and the effect of changes in working capital and other activities. Cash used in operating activities for the six months ended June 30, 2013 was $1.8 million compared to cash used in operating activities of $9.7 million in the same period in 2012. 2012 included loss from discontinued operations, adjusted for non-cash items, of $9.7 million. The increase in cash flow used in continuing operations was primarily due to changes in our working capital as a result of larger vendor payments related to the IDT acquisition activities and employee variable compensation payments in the first quarter of 2013 compared to 2012, partially offset by an increase in income from continuing operations, net of non-cash items. Our days sales outstanding decreased due to more linear monthly shipments in the second quarter of 2013 compared to strong shipments late in June 2012. Our days payable outstanding decreased as we paid off the payables related to the IDT acquisition activities. Inventory was relatively flat.

Investing Activities

Our investing activities are primarily driven by investment of our excess cash, sales of investments, business acquisitions and divestitures and capital expenditures. Capital expenditures have generally been comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures. The cash used in investing activities for the six months ended June 30, 2013 of $3.0 million was due to purchases of investments (net of sales and maturities) of $2.6 million and capital expenditures of $0.4 million. Cash provided by investing activities for the six months ended June 30, 2012 of $0.4 million was due to the sales and maturities of investments (net of purchases) of $2.1 million, partially offset by capital expenditures of $1.7 million.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2013 of $1.1 million was due to proceeds from the exercise of stock options of $1.4 million, partially offset by taxes paid related to net share settlements of restricted stock units of $0.3 million. Cash provided by financing activities for the six months ended June 30, 2012 of $2.0 million was primarily due to borrowings against the line of credit (net of principal payments) of $6.5 million, partially offset by the payment of the note associated with the 2010 acquisition of Teranetics of $4.8 million.

Obligations

As of June 30, 2013, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
		Less than	1-3	More than
	Total	1 Year	Years	3 Years
Operating leases - facilities and equipment	$450	$222	$228	$-
Software licenses	5,035	3,480	1,555	-
Inventory purchase commitments	7,219	7,219	-	-
Borrowing against line of credit	8,000	-	8,000	-
Total cash obligations	$20,704	$10,921	$9,783	$-

On September 30, 2011, we entered into an agreement with Silicon Valley Bank to establish a two-year $10.0 million revolving loan facility. On April 22, 2013, the agreement was amended to increase the facility to $15.0 million and extend the maturity date to September 30, 2015. Borrowings under the credit facility bear interest at rates equal to the prime rate announced from time to time in The Wall Street Journal. As of June 30, 2013 the prime rate was 3.25%.  The facility also provides for commitment, unused facility and letter-of-credit fees. As of June 30, 2013, we have outstanding borrowings of $8.0 million. The facility is subject to certain financial covenants for EBITDA, as defined in the agreement, and a monthly quick ratio computation (PLX’s cash, investments and accounts receivable divided by current liabilities). We were in compliance with all financial covenants associated with this facility as of June 30, 2013. See Note 9 of the condensed consolidated financial statements for additional information.

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

As of June 30, 2013, we offer pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. We analyze current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program.  We also offer stock rotation rights to two distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. We analyze inventory at distributors, current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required for this program.  Provisions for reserves are charged directly against revenue and related reserves are recorded as a reduction to accounts receivable.

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

Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on length of time the receivables are past due. Generally, our customers have between thirty and forty five days to remit payment of invoices. We record reserves for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected.  Once we have exhausted collection efforts, we will reduce the related accounts receivable against the allowance established for that receivable. We have certain customers with individually large amounts due at any given balance sheet date.  Any unanticipated change in one of those customers’ creditworthiness or other matters affecting the collectability of amounts due from such customers could have a material adverse effect on our results of operations in the period in which such changes or events occur. Historically, our write-offs have been insignificant.

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

Taxes

We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of June 30, 2013, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. We will maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance.

Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents, short-term investments and long-term investments of $5.6 million at June 30, 2013.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  We invest primarily in high quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $27,000 decrease (less than 1%) in the fair value of our available-for-sale securities.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On February 21, 2012, through February 29, 2012, the claims and defenses asserted in the First Suit were tried to a seven-member jury in the United States District Court for the Eastern District of Texas, Tyler Division.  On February 29, 2012, the jury returned its verdict, finding the patents-in-suit valid and infringed and awarded money damages against PLX in the amount of $1.0 million.  On June 19, 2013, the Court issued its ruling on the post-verdict motions filed by the parties and entered an appealable judgment, affirming the jury’s findings of validity and infringement.  The judgment entered by the Court further affirmed the monetary award found by the jury.  On July 17, 2013, we filed a notice of appeal with the Court, appealing the judgment to the United States Court of Appeals for the Federal Circuit.  We intend to continue to vigorously seek reversal of the jury’s verdict and the Court’s judgment on appeal.

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

On March 25, 2011, a related entity, Internet Machines MC LLC, filed a lawsuit against PLX, entitled Internet Machines MC LLC v. PLX Technology, Inc., et al., in the United States District Court for the Eastern District of Texas, Marshall Division.  Internet Machines MC LLC, however, did not serve the initial complaint on PLX.  Instead, on August 26, 2011, Internet Machines MC LLC filed a first amended complaint, which has now been served on PLX, alleging infringement by PLX and the other defendants in the lawsuit of one patent held by Internet Machines MC LLC.  The complaint in this lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of Internet Machines MC LLC's patents.  On November 11, 2011, we filed our answer to the live complaint and asserted counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  On March 5, 2012, the Court held an initial case-management conference in this matter. The Court entered a scheduling order in this matter, and trial was originally set for July 2013.

On September 4, 2012, the Court entered an order staying the Second and Third Suits and the lawsuit brought by Internet Machines MC LLC discussed in the preceding paragraph.  Pursuant to the Court’s order, those lawsuits are stayed until a final non-appealable judgment is entered in the First Suit, again styled Internet Machines LLC v. Alienware Corp., et al., Cause No. 6:10-CV-023, in the United States District Court for the Eastern District of Texas. While it is not possible to determine the ultimate outcome of these suits, we believe that we have meritorious defenses with respect to the claims asserted against us and intend to vigorously defend our position, but we are unable to estimate a range of possible loss, if any.

As a result of the jury’s February 29, 2012 verdict on the First Suit, we accrued $1.0 million as of December 31, 2011.  Based on the June 19, 2013 Court’s ruling, we accrued an additional $0.9 million. As noted above, we filed an appeal of the jury’s verdict and the Court’s judgment issued in the First Suit.  A change in the ruling as a result of that appeal could change the estimated liability in the period in which the outcome of the appeal is known.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. Sales through distributors for the six months ended June 30, 2013 and 2012 accounted for approximately 87% and 87%, respectively, of our net revenues.  Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

Sales outside of the United States accounted for 80% and 85% of our net revenues in the six months ended June 30, 2013 and 2012, respectively.  Sales outside of the United States may fluctuate in future periods and may continue to account for a large portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the Unites States, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of the United States. Accordingly, we are subject to international risks, including:

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

Customer Demands And New Regulations Related To Conflict-Free Minerals May Force Us To Incur Additional Expenses

In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in their products. These new requirements will require companies to investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. In January 2013, the SEC’s conflicts minerals disclosure rules became effective, requiring companies to make their first conflict minerals disclosures on or before May 31, 2014 for the 2013 calendar year. We are currently evaluating the disclosure requirements in order to comply with these disclosures, if any, within the prescribed time frame.

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

On January 25, 2013, Potomac Capital Partners II, L.P and associated reporting persons (collectively, “Potomac”) filed a Schedule 13D with the SEC, initially reporting beneficial ownership of 5.1% of our outstanding common shares (which ownership was increased to approximately 9.4% as reported in Potomac's Schedule 13D/A filed June 27, 2013).  The January 25, 2013 filing included a copy of a letter Potomac had delivered to our board of directors, and stated in part that “The letter concluded that as a result of the recent divestiture of unprofitable non-core businesses and $20 million annual operating expense reduction, the Issuer [PLX] represents an even more attractive acquisition target today and, therefore, shareholder value can be maximized only through a robust exploration and evaluation of all available strategic options and value-maximizing opportunities.”

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

Date: August 8, 2013

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