Form 10-Q
period 2013-09-30
PLX TECHNOLOGY INC
filed 2013-11-07
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

As of September 30, 2013 there were 45,696,349 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2013

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$12,441	$14,673
Short-term marketable securities	5,011	1,787
Accounts receivable, net	12,014	10,635
Inventories	10,070	10,560
Other current assets	3,602	2,894
Total current assets	43,138	40,549
Property and equipment, net	10,390	11,267
Goodwill	20,461	20,461
Long-term marketable securities	533	251
Other assets	204	451
Total assets	$74,726	$72,979

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,697	$10,738
Accrued compensation and benefits	3,744	4,493
Accrued commissions	500	817
Short term borrowing against line of credit	-	8,000
Other accrued expenses	3,060	2,259
Total current liabilities	13,001	26,307
Long term borrowing against line of credit	6,000	-
Total liabilities	19,001	26,307

Stockholders' Equity:
Common stock, par value	46	45
Additional paid-in capital	192,237	189,444
Accumulated other comprehensive loss	(267)	(226)
Accumulated deficit	(136,291)	(142,591)
Total stockholders' equity	55,725	46,672
Total liabilities and stockholders' equity	$74,726	$72,979

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenues	$25,725	$26,866	$78,793	$76,834
Cost of revenues	11,265	10,808	33,735	31,732
Gross margin	14,460	16,058	45,058	45,102

Operating expenses:
Research and development	6,107	8,823	18,548	21,362
Selling, general and administrative	6,309	6,654	19,532	22,764
Acquisition and restructuring related costs	-	2,830	291	5,179
Amortization of acquired intangible assets	-	64	-	223
Total operating expenses	12,416	18,371	38,371	49,528

Income (loss) from operations	2,044	(2,313)	6,687	(4,426)
Interest income (expense) and other, net	(2)	(60)	(128)	(119)
Income (loss) from continuing operations before provision for income taxes	2,042	(2,373)	6,559	(4,545)

Provision for income taxes	57	931	202	466

Income (loss) from continuing operations, net of tax	1,985	$(3,304)	$6,357	$(5,011)
Loss from discontinued operations, net of tax (1)	-	(3,013)	(57)	(26,965)
Net income (loss)	$1,985	$(6,317)	$6,300	$(31,976)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.04	$(0.07)	$0.14	$(0.11)
Loss from discontinued operations	$-	$(0.07)	$-	$(0.60)
Net income (loss)	$0.04	$(0.14)	$0.14	$(0.71)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.04	$(0.07)	$0.14	$(0.11)
Loss from discontinued operations	$-	$(0.07)	$-	$(0.60)
Net income (loss)	$0.04	$(0.14)	$0.14	$(0.71)

Shares used to compute per share amounts
Basic	45,682	44,946	45,553	44,824
Diluted	46,692	44,946	46,332	44,824

(1)	Loss from discontinued operations includes gain on disposal of $2,097 for the three and nine months ended September 30, 2012

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$1,985	$(6,317)	$6,300	$(31,976)
Unrealized gain (loss) on marketable securities, net	1	1	-	(7)
Foreign currency translation adjustments	(13)	(26)	(41)	(92)
Comprehensive net income (loss)	$1,973	$(6,342)	$6,259	$(32,075)

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$6,300	$(31,976)
Adjustments to reconcile net income (loss) to net cash flows from operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	1,588	2,305
Share-based compensation expense	1,558	2,342
Amortization of acquired intangible assets	-	5,262
Impairment of assets	-	10,343
Gain on sale of business	-	(2,097)
Write-downs of inventories	453	771
Other non-cash items	28	71
Changes in operating assets and liabilities:
Accounts receivable	(1,379)	(3,059)
Inventories	37	(3,368)
Other current assets	(708)	(440)
Other assets	153	271
Accounts payable	(5,041)	8,414
Accrued compensation and benefits	(749)	2,189
Other accrued expenses	484	1,624
Net cash provided by (used) in operating activities	2,724	(7,348)

Cash flows from investing activities:
Proceeds from sale of business	-	9,000
Purchases of marketable securities	(8,194)	(4,112)
Maturities of marketable securities	4,666	5,172
Sales of marketable securities	-	3,019
Purchase of property and equipment	(624)	(1,989)
Net cash provided by (used in) investing activities	(4,152)	11,090

Cash flows from financing activities:
Borrowings against line of credit	-	9,500
Principal payments on line of credit	(2,000)	(6,500)
Proceeds from exercise of common stock options	1,556	1,006
Taxes paid related to net share settlement of equity awards	(321)	(47)
Principal payment on acquisition note	-	(4,848)
Principal payments on capital lease obligations	-	(478)
Net cash used in financing activities	(765)	(1,367)

Effect of exchange rate fluctuations on cash and cash equivalents	(39)	(98)

Net increase (decrease) in cash and cash equivalents	(2,232)	2,277
Cash and cash equivalents at beginning of period	14,673	12,097
Cash and cash equivalents at end of period	$12,441	$14,374

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$143	$14
Cash from income tax refunds	$1	$15
Cash paid for interest	$190	$282

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

Accumulated Other Comprehensive Loss

The changes in the components of accumulated comprehensive loss were as follows (in thousands):

	Unrealized gain	Foreign currency
	on marketable securities	translation adjustments	Total
Balance at January 1, 2013	$1	$(227)	$(226)
Current period net change	-	(41)	(41)
Balance at September 30, 2013	$1	$(268)	$(267)

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

Employee Stock Ownership Plan

In January 2009, the Company established the PLX Technology, Inc. Employee Stock Ownership Plan (the “ESOP”). The ESOP is a tax-qualified defined contribution retirement plan that is non-contributory.  PLX regular employees (other than nonresident aliens with no U.S.-source income, employees covered by a collective bargaining agreement, leased employees and employees of a non-participating subsidiary of PLX) who are at least 18 years old and have worked for PLX for at least 12 consecutive months are eligible to participate in the ESOP.  The Company makes cash contributions equal to a percentage of eligible compensation that is determined annually by the Board of Directors. Eligible compensation is limited to $150,000.  The contributions are used to purchase common stock of the Company. Since the adoption of the ESOP, the Company has made annual contributions of 2% of each employee's eligible compensation up to a maximum of $3,000 for any single employee (2% of $150,000 of eligible compensation).  In accordance with the IDT merger agreement, which was subsequently terminated, the Company ceased contributing to the plan after the April 2012 contribution. The reinstatement of contributions was approved by the Company’s Board of Directors effective as of the first quarter of 2013. Eligible participants receive a share allocation at the end of the plan year based on the contributions plus an additional allocation for forfeitures that occurred during the plan year.  The shares and forfeitures are allocated to each ESOP participant who is employed on the last day of the ESOP Plan Year (December 31) in the same proportion that the compensation (up to the $150,000 limit) of each ESOP participant bears to the eligible compensation of all ESOP participants.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Risk-free interest rate	1.18%	0.55%	0.96%	0.68%
Expected volatility	57.10%	64.10%	59.40%	62.90%
Expected life (years)	4.34	4.35	4.34	4.35

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

As share-based compensation expense recognized in the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table shows total share-based compensation and employee stock ownership plan expenses recorded for the three and nine months ended September 30, 2013 and 2012, included in the respective line items of the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of revenues	$9	$49	$-	$98
Research and development	193	349	609	719
Selling, general and administrative	343	516	1,268	1,189
Discontinued operations (1)	-	126	(54)	517
Total share-based compensation expense	$545	$1,040	$1,823	$2,523

(1)	Recorded in loss from discontinued operations in the Condensed Consolidated Statements of Operations.

Share-based compensation expense from employee stock options and restricted stock units (“RSUs”) for the three months ended September 30, 2013 and 2012 were $0.5 million and $1.0 million, respectively. For the three months ended September 30, 2013, ESOP expenses were $0.1 million. As a result of the April 2012 cessation of ESOP contributions noted above, there were no ESOP expenses recorded in the three months ended September 30, 2012.

Share-based compensation expense from employee stock options and RSUs for the nine months ended September 30, 2013 and 2012 were $1.6 million and $2.3 million, respectively. For the same periods, ESOP expenses were $0.3 million and $0.2 million, respectively.

A summary of option activity under the Company’s stock equity plans during the nine months ended September 30, 2013 is as follows:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
Options	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2012	4,212,552	$4.11	3.76	$1,751,614
Granted	1,160,000	4.59
Exercised	(440,101)	3.53
Cancelled	(309,193)	5.55

Outstanding at September 30, 2013	4,623,258	$4.19	4.25	$9,332,201

Exercisable at September 30, 2013	2,717,241	$4.04	3.15	$6,199,818

The Black-Scholes weighted average fair values of options granted during the three months ended September 30, 2013 and 2012 were $2.23 and $2.90, respectively.

The Black-Scholes weighted average fair values of options granted during the nine months ended September 30, 2013 and 2012 were $2.17 and $2.16, respectively.

The following table summarizes ranges of outstanding and exercisable options as of September 30, 2013:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$1.80-$2.69	986,382	2.65	$2.12	912,678	$2.07
$2.70-$4.10	1,394,904	4.67	3.82	781,570	3.75
$4.11-$4.55	966,000	6.40	4.54	114,000	4.53
$4.56-$6.66	1,003,548	4.10	5.11	636,569	5.03
$6.67-$15.58	272,424	0.88	8.91	272,424	8.91
Total	4,623,258	4.25	$4.19	2,717,241	$4.04

The total intrinsic value of options exercised during the three and nine months ended September 30, 2013 was $0.1 million and $0.5 million, respectively. For the same periods in 2012, the total intrinsic value of options exercised was $0.3 million and $0.7 million, respectively. The fair value of options vested during the three and nine months ended September 30, 2013 was approximately $0.5 million and $2.1 million, respectively. As of September 30, 2013, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $1.8 million which is expected to be recognized as expense over a weighted average period of approximately 1.38 years.

The following table summarizes the activity for our nonvested restricted stock units (“RSUs”) during the nine months ended September 30, 2013:

	Nonvested Restricted Stock Units
	Number of	Weighted Average
	Shares	Grant-Date Fair Value
December 31, 2012	240,100	$6.20
Vested	(240,100)	$6.20
September 30, 2013	-	$-

As of September 30, 2013, there are no unvested RSUs.

3.  Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	September 30,	December 31,
	2013	2012
Work-in-process	$6,059	$4,986
Finished goods	4,011	5,574
Total	$10,070	$10,560

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

4.  Net Income (Loss) Per Share

The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss) from continuing operations	$1,985	$(3,304)	$6,357	$(5,011)

Weighted average shares outstanding - basic	45,682	44,946	45,553	44,824
Dilutive effect of stock options	1,010	-	779	-
Weighted average shares outstanding - diluted	46,692	44,946	46,332	44,824

Basic net income (loss) per share from continuing operations	$0.04	$(0.07)	$0.14	$(0.11)
Diluted net income (loss) per share from continuing operations	$0.04	$(0.07)	$0.14	$(0.11)

Weighted average employee stock options to purchase approximately 1.5 million and 2.4 million shares for the three and nine month periods ended September 30, 2013, respectively, were outstanding, but were not included in the computation of diluted earnings per share as the exercise price of the options was greater than the average share price of the Company’s stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices was greater than the weighted average number of shares underlying outstanding option and, therefore, the effect would have been anti-dilutive.

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

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement as of Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificate of deposit	$3,645	$-	$3,645	$-
Marketable securities	2,132	-	2,132	-
Escrow receivable	1,657	-	-	1,657
Total	$7,434	$-	$5,777	$1,657

		Fair Value Measurement as of Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$1,809	$1,809	$-	$-
Certificate of deposit	2,707	-	2,707	-
Marketable securities	1,259	-	1,259	-
Escrow receivable	1,600	-	-	1,600
Total	$7,375	$1,809	$3,966	$1,600

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

6.  Investments

As of September 30, 2013, the Company’s securities consisted of certificate of deposits and debt securities and were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices or prices quoted in markets that are not active, with unrealized gains and losses reported in a separate component of stockholders’ equity.  The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity, both of which are included in interest income.  Realized gains and losses are recorded on the specific identification method.

The fair value of available-for-sale investments is as follows (in thousands):

	September 30, 2013
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Certificate of deposit	$3,645	$-	$-	$3,645
Marketable securities:
Municipal bonds	1,541	1	-	1,542
US treasury and government agencies securities	590	-	-	590
Total	$5,776	$1	$-	$5,777
Less amounts classified as cash equivalents				(233)
Total short and long-term available-for-sale investments				$5,544

Contractual maturity dates for investments:
Less than one year:				5,011
One to two years:				533
				$5,544

	December 31, 2012
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Certificate of deposit	$2,707	$-	$-	$2,707
Marketable securities:
Corporate bonds and notes	278	-	-	278
Municipal bonds	981	-	-	981
Total	$3,966	$-	$-	$3,966
Less amounts classified as cash equivalents				(1,928)
Total short and long-term available-for-sale investments				$2,038

Contractual maturity dates for investments:
Less than one year:				1,787
One to two years:				251
				$2,038

As of September 30, 2013 and December 31, 2012, the Company had an aggregate unrealized loss of less than $1,000.

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

7.  Acquisition and Restructuring Costs

In the nine months ended September 30, 2013, the Company recorded approximately $0.3 million of severance and benefit related costs, included in acquisition and restructuring related costs in the Condensed Consolidated Statement of Operations, related to the termination of 4 employees worldwide as part of the restructuring of SG&A activities as a result of the divestiture of the PHY business. As of September 30, 2013 all of the severance and benefit accruals were paid.

Liability at December 31, 2012	$315
Expense	279
Cash payments	(594)
Liability at September 30, 2013	$-

In the nine months ended September 30, 2013, the Company recorded $12,000 of outside legal and accounting costs associated with the wrap up of the IDT acquisition activities, which were terminated in December 2012. For the three and nine months ended September 30, 2012, the Company recorded $2.8 million and $5.2 million, respectively, of acquisition costs, primarily for outside legal and investment banking fees associated with the IDT acquisition activities. These expenses were also included in operating expenses under acquisition and restructuring related costs in the Company’s Condensed Consolidated Statement of Operations.

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

Revenues from continuing operations by geographic region based on customer location were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
China	$7,389	$6,640	$22,177	$20,052
United States	4,998	4,671	15,775	12,195
Singapore	4,409	4,326	13,509	10,494
Taiwan	4,052	6,403	12,978	17,955
Germany	1,895	2,398	6,701	8,485
Other Asia Pacific	2,531	2,070	6,335	6,193
Europe, Middle East and Africa	330	266	978	1,175
The Americas - excluding United States	121	92	340	285
Total	$25,725	$26,866	$78,793	$76,834

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Excelpoint Systems Pte Ltd	34%	30%	33%	27%
Avnet, Inc.	22%	24%	23%	24%
Answer Technology, Inc.	11%	18%	12%	20%

There were no direct end customers that accounted for more than 10% or more of the total accounts receivable balance.  The following distributors accounted for 10% or more of the total accounts receivable balance:

	September 30,
	2013	2012
Excelpoint Systems Pte Ltd	46%	38%
Answer Technology, Inc.	14%	22%
Avnet, Inc.	*	11%

*           Less than 10%

9. Line of Credit

On September 30, 2011, the Company entered into an agreement with Silicon Valley Bank to establish a two-year $10.0 million revolving loan facility. On April 22, 2013, the agreement was amended to increase the facility to $15.0 million and extend the maturity date to September 30, 2015. The facility provides for revolving advances based on a borrowing-base formula tied to the Company’s receivables and also provides for month-end and fiscal quarter-end advances beyond the borrowing-base formula subject to certain limitations and requirements. Borrowings under the credit facility bear interest at rates equal to the prime rate announced from time to time in The Wall Street Journal. As of September 30, 2013 the prime rate was 3.25%.  The facility also provides for commitment, unused facility and letter-of-credit fees. The facility is secured by liens on the Company’s personal property assets except for intellectual property, which is subject to a negative pledge against encumbrance. As of September 30, 2013 there is $6.0 million outstanding against the facility. In addition, the Company issued an irrevocable letter of credit of $0.8 million against the facility for the bond issued as a result of the judgment in the Internet Machines litigation. Borrowing availability as of September 30, 2013 was $8.1 million. Interest payments are paid monthly with principal due at maturity.

The facility is subject to certain financial covenants for EBITDA, as defined in the agreement, and a monthly quick ratio computation (PLX’s cash, investments and accounts receivable divided by current liabilities). The Company was in compliance with all financial covenants associated with this facility as of September 30, 2013.

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

On February 21, 2012, through February 29, 2012, the claims and defenses asserted in the First Suit were tried to a seven-member jury in the United States District Court for the Eastern District of Texas, Tyler Division.  On February 29, 2012, the jury returned its verdict, finding the patents-in-suit valid and infringed and awarded money damages against PLX in the amount of $1.0 million.  On June 19, 2013, the Court issued its ruling on the post-verdict motions filed by the parties and entered an appealable judgment, affirming the jury’s findings of validity and infringement.  The judgment entered by the Court further affirmed the monetary award found by the jury.  On July 17, 2013, the Company filed a notice of appeal with the Court and on October 7, 2013 it filed the appeal brief, appealing the judgment to the United States Court of Appeals for the Federal Circuit.  The Company intends to continue to vigorously seek reversal of the jury’s verdict and the Court’s judgment on appeal.

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

As a result of the jury’s February 29, 2012 verdict on the First Suit, the Company accrued $1.0 million as of December 31, 2011. Based on the June 19, 2013 Court’s ruling, the Company accrued an additional $0.9 million. As noted above, the Company has filed an appeal of the jury’s verdict and the Court’s judgment issued in the First Suit.  The Company will continue to accrue royalties, under the Court’s direction, until the appeal is finalized. A change in the ruling as a result of that appeal could change the estimated liability in the period in which the outcome of the appeal is known.

From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. Any claims or proceedings against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require the Company to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to the Company or at all. If management believes that a loss arising from these matters is probable and can be reasonably estimated, the Company will record a reserve for the loss.

11.  Income Taxes

A provision for income tax from continuing operations of $0.2 million has been recorded for the nine month period ended September 30, 2013, compared to a provision of $0.5 million for the same period in 2012.  Income tax expense for the nine months ended September 30, 2013 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes. Income tax provision for the nine months ended September 30, 2012 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items which are fully recognized in the period they occur and miscellaneous state income taxes.

The Company has determined that negative evidence supports the need for a full valuation allowance against its net deferred tax assets at this time. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. The Company continues to review its conclusions about the appropriate amount of its deferred income tax asset valuation allowance in light of circumstances existing in current periods and considering the expected future period results and will maintain a full valuation until sufficient positive evidence exists to support a reversal of the valuation allowance. If in the future the Company determines based on its current and expected future profitability that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of adjustment and material income tax provisions in periods beyond this adjustment. Such release of the valuation allowance could occur in the foreseeable future provided the Company results continue to remain positive.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012, or ATRA. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31, 2011. The ATRA extends the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011. There was no benefit to the Company of the restated credit in the three quarters of 2013 due to the full valuation allowance.

As of September 30, 2013, the Company had unrecognized tax benefits of approximately $5.4 million of which none, if recognized, would result in a reduction of the Company’s effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the nine months ended September 30, 2013. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. The Company does not believe the amount of its unrecognized tax benefits will significantly change within the next twelve months.

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

The consideration for the combined sale of the PHY business totaled $12.0 million and consisted of cash received at closing in connection with the Aquantia APA of $2.0 million, the Entropic APA of $3.0 million and the License Agreement of $4.0 million, the accelerated product acceptance milestone payment of $1.4 million and the rights to the estimated fair value of the escrow payment under the Entropic APA of $1.6 million.  The estimated fair value of the escrow payment is included in the Company’s balance sheet as other current assets and is based on assumptions made regarding potential claims against the escrow using historical and market data and is subject to change.  Future payments of up to $1.0 million which are contingent on future milestone achievements were not included in the initial consideration and will be accounted for when they are received. The Company recorded a gain of $3.5 million in 2012 related to this divestiture, of which $2.1 million was recorded in the third quarter of 2012. As a result of the November 2012 Entropic amendment, $1.4 million recoded as a gain in the fourth quarter of 2012. The following table summarizes the components of the gain (in thousands):

Cash proceeds from sale (including fair value amount held escrow)	$12,000
Less carrying value of assets transferred and asset write-offs:
Inventory transferred	(1,254)
Fixed assets transferred	(631)
Intangible assets write-off	(5,783)
Goodwill write-off	(877)
Other adjustments	(5)
Gain on disposal	$3,450

The following is selected financial information included in net loss from discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	in thousands
Revenues	$-	$1,435	$-	$2,947
Gain on disposal (1)	-	2,097	-	2,097
Loss before income taxes	-	(3,935)	(57)	(27,363)
Provision for income taxes	-	(922)	-	(398)
Loss from discontinued operations	$-	$(3,013)	$(57)	$(26,965)

(1)
The Company recorded a gain on disposal of $3.5 million in 2012, of which $2.1 million was recorded in the third quarter of 2012. As a result of the November 2012 Entropic amendment, $1.4 million recoded as a gain in the fourth quarter of 2012.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Forward-looking statements include statements regarding our PCI Express revenue growth in the fourth quarter of 2013, our future research and development expenses, our future unrecognized tax benefits, our ability to meet our capital requirements for the next twelve months, our future capital requirements, that current high turns fill requirements will continue indefinitely and our anticipation that sales to a small number of customers will account for a significant portion of our sales.  Actual results could differ materially from those projected in such forward-looking statements.  Factors that could cause actual results to differ include unexpected changes in the mix of our product sales, unexpected pricing pressures, unexpected capital requirements that may arise due to other possible acquisitions or other events, unanticipated changes in the businesses of our suppliers, and unanticipated cash shortfalls.  Actual results could also differ for the reasons noted under the sub-heading “Factors That May Affect Future Operating Results” in Item 1A, Risk Factors in Part II of this report on Form 10-Q and in other sections of this report on Form 10-Q.  All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

Net Revenues

The following table shows the revenue by type (in thousands) and as a percentage of net revenues:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013		2012		2013		2012
PCI Express Revenue	$18,226	70.8%	$17,484	65.1%	$56,973	72.3%	$50,523	65.8%
Connectivity Revenue	7,499	29.2%	9,382	34.9%	21,820	27.7%	26,311	34.2%
	$25,725		$26,866		$78,793		$76,834

Net revenues consist primarily of product revenues generated principally by sales of our semiconductor devices. Net revenues for the three months ended September 30, 2013 decreased 4.3%, or $1.1 million, compared to the same period in 2012. Net revenues for the nine months ended September 30, 2013 increased 2.6%, or $2.0 million, compared to the same period in 2012. The decreases in the three month period was due to lower sales of our Connectivity products as a result of the decline in demand for products used in systems nearing end of life and the customer transition from our legacy products to our PCI Express products, partially offset by higher sales of our PCI Express products. The increase in the nine month period were due to higher sales of our PCI Express products because of the ramp of our Gen 2 and Gen 3 products, partially offset by lower sales of our Connectivity products.

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Excelpoint Systems Pte Ltd	34%	30%	33%	27%
Avnet, Inc.	22%	24%	23%	24%
Answer Technology, Inc.	11%	18%	12%	20%

We currently expect to see revenue growth in the fourth quarter of 2013 for our PCI Express products and continued declines in the revenues of our Connectivity products. Future demand for our products is uncertain and is highly dependent on general economic conditions and the demand for products that contain our chips. Customer demand for semiconductors can change quickly and unexpectedly.  Our revenue levels have been highly dependent on the amount of new orders that are received for products to be delivered to the customer within the same quarter, also called “turns fill” orders.  Because of the long cycle time to build our products and our lack of visibility into demand when turns fill orders are high, it is difficult to predict which products to build to match future demand.  We believe the current high turns fill requirements will continue indefinitely.  The high turns fill orders pattern, together with the uncertainty of product mix and pricing, makes it difficult to predict future levels of sales and profitability and may require us to carry higher levels of inventory.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	in thousands
Gross profit	$14,460	$16,058	$45,058	$45,102
Gross margin	56.2%	59.8%	57.2%	58.7%

Gross profit for the three months ended September 30, 2013 decreased by 10.0%, or $1.6 million compared to the same period in 2012 while gross margin decreased 3.6 percentage points or 6.0%. The decrease in absolute dollars and product gross margin percentage was due primarily to product and customer mix of our PCI Express products and the royalty accrual associated with the Internet Machines litigation, which had approximately a 1.0 percentage point impact on gross margin. See Note 10 of the condensed consolidated financial statements for more information on the Internet Machines litigation.

Gross profit for the nine months ended September 30, 2013 was flat at $45.1 million compared to the same period in 2012 while gross margin decreased 1.5 percentage point or 2.6%. The decrease in product gross margin percentage was due primarily to product and customer mix of our PCI Express products, partially offset by reduced costs on our PCI Express Gen 3 builds as we move from our early revision products to our production revision products and into production volume builds.

Future gross profit and gross margin are highly dependent on the product and customer mix, our ability to secure cost reductions from our suppliers, provisions and sales of previously written down inventory, the position of our products in their respective life cycles and specific manufacturing costs.  Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of tape-out costs at our independent foundries, salaries and related costs, including share-based compensation and expenses for outside engineering consultants.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	in thousands
R&D expenses	$6,107	$8,823	$18,548	$21,362
As a percentage of revenues	23.7%	32.8%	23.5%	27.8%

R&D expenses decreased by $2.7 million or 30.8% in the three months ended September 30, 2013 compared to the same period in 2012. The decrease in R&D in absolute dollars and as a percentage of revenue was primarily due to a decrease in spending on tape-out related activities of $3.4 million due to timing of projects taped-out, partially offset by an increase in compensation and benefit related expenses of $0.3 million due to the increase in headcount.

R&D expenses decreased by $2.8 million or 13.2% in the nine months ended September 30, 2013 compared to the same period in 2012. The decrease in R&D in absolute dollars and as a percentage of revenue was primarily due to a decrease in spending on tape-out related activities of $3.3 million due to timing of projects taped-out, partially offset by an increase in compensation and benefit related expenses of $0.6 million due to the increase in headcount.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	in thousands
SG&A expenses	$6,309	$6,654	$19,532	$22,764
As a percentage of revenues	24.5%	24.8%	24.8%	29.6%

SG&A expenses decreased by $0.3 million or 5.2% in the three months ended September 30, 2013 compared to the same period in 2012. The decrease in SG&A in absolute dollars was due primarily to the 2012 retention measures that were put in place as a result of the IDT acquisition activities, particularly RSU grants and a one-time increase in employee related commissions.

SG&A expenses decreased by $3.2 million or 14.2% in the nine months ended September 30, 2013 compared to the same period in 2012. The decrease in SG&A in absolute dollars and a percentage of revenue was due primarily to decreases in legal fees of $3.0 million due to the charges incurred in the first half of 2012 in connection with the Internet Machines patent infringement lawsuit, which included the February 2012 trial of the First Suit, compensation and benefit related expenses due to the decrease in headcount of $0.6 million, and employee related commissions of $0.3 million, partially offset by an accrual of $1.0 million in 2013 as a result of the Court’s post-verdict ruling in the Internet Machine’s lawsuit.

On June 19, 2013, the Court in the Internet Machines infringement lawsuit issued its ruling on the post-verdict motions filed by the parties and entered an appealable judgment. Based on the Court’s ruling, we accrued an additional $1.0 million in the nine months ended September 30, 2013. On October 7, 2013, we filed our appeal with the Court, appealing the judgment to the United States Court of Appeals for the Federal Circuit. We plan to vigorously seek reversal of the ruling. See Note 10 of the condensed consolidated financial statements for more information on the Internet Machines litigation.

Acquisition and Restructuring Related Costs

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	in thousands
Severance costs	$-	$-	$279	$-
Deal costs	-	2,830	12	5,179
	$-	$2,830	$291	$5,179

In the nine months ended September 30, 2013, we recorded approximately $0.3 million of severance and benefit related costs, included in acquisition and restructuring related costs in the Condensed Consolidated Statement of Operations, related to the termination of 4 employees worldwide as part of the restructuring of SG&A activities as a result of the divestiture of the PHY business.

In the nine months ended September 30, 2013, we recorded $12,000 of outside legal and accounting costs associated with the wrap up of the IDT acquisition activities, which were terminated in December 2012. For the three and nine months ended September 30, 2012 we recorded $2.8 million and $5.2 million, respectively, primarily for outside legal and banking expenses associated with the IDT acquisition activities. These expenses were also included in operating expenses under acquisition and restructuring related costs in the Condensed Consolidated Statement of Operations.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets consists of amortization expense related to developed core technology, trade name and customer base acquired as a result of the Oxford acquisition in January 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	in thousands
Amortization of acquired intangible assets	$-	$64	$-	$223
As a percentage of revenues	0.0%	0.2%	0.0%	0.3%

Amortization of acquired intangible assets in the three and nine months ended September 30, 2012 was related to the Oxford NAS developed core technology which became fully amortized in December 2012. There was no amortization expense in the three and nine months ended September 30, 2013.

Interest Income (Expense) and Other, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	in thousands
Interest income	$62	$8	$70	$27
Interest expense	(67)	(72)	(197)	(162)
Other income (expense)	3	4	(1)	16
	$(2)	$(60)	$(128)	$(119)

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term investment balances.

Interest expense for the three and nine months ended September 30, 2013 was due to interest recorded on the line of credit borrowings. For the same periods in 2012, interest expense consisted of interest recorded on the line of credit borrowings and our capital lease obligations.

Other income includes foreign currency transaction gains and losses and other miscellaneous transactions. Other income may fluctuate significantly due to currency fluctuations.

Provision for Income Taxes

A provision for income tax of $0.2 million has been recorded for the nine month period ended September 30, 2013, compared to a provision of $0.5 million for the same period in 2012.  Income tax expense for the nine months ended September 30, 2013 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes. Income tax provision for the nine months ended September 30, 2012 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes adjusted for certain discrete items which are fully recognized in the period they occur and miscellaneous state income taxes.

We have determined that negative evidence supports the need for a full valuation allowance against our net deferred tax assets at this time. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. We continue to review our conclusions about the appropriate amount of our deferred income tax asset valuation allowance in light of circumstances existing in current periods and considering the expected future period results and will maintain a full valuation until sufficient positive evidence exists to support a reversal of the valuation allowance. If in the future we determine based on our current and expected future profitability that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of adjustment and material income tax provisions in periods beyond this adjustment. Such release of the valuation allowance could occur in the foreseeable future provided our results continue to remain positive.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012, or ATRA. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31, 2011. The ATRA extends the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011. There was no benefit to us of the restated credit in the three quarters of 2013 due to the full valuation allowance.

As of September 30, 2013, we had unrecognized tax benefits of approximately $5.4 million of which none, if recognized, would result in a reduction of our effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the nine months ended September 30, 2013. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. We do not believe the amount of our unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  The tax years 2008 through 2012 remain open to examination by the federal and most state tax authorities. Net operating loss and tax credit carryforwards generated in prior periods remain open to examination.

Liquidity and Capital Resources

Cash and Investments

We invest excess cash predominantly in certificate of deposits and debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of September 30, 2013 cash, cash equivalents, short and long-term marketable securities were $18.0 million, an increase of $1.3 million from $16.7 million at December 31, 2012.

Operating Activities

	Nine Months Ended
	September 30,
	2013	2012
	in thousands
Income (loss) from continuing operations, net of non-cash items	$10,038	$(51)
Loss from discontinued operations, net of non-cash items	(111)	(12,928)
Changes in working capital	(7,203)	5,631
Net cash provided by (used in) operating activities	$2,724	$(7,348)

Cash used in operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, provisions for excess and obsolete inventories, impairments, other non-cash items, and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2013 was $2.7 million compared to cash used in operating activities of $7.3 million in the same period in 2012. 2012 included loss from discontinued operations, adjusted for non-cash items, of $12.9 million. Excluding the impact from discontinued operations, cash provided by operating activities was $2.8 million and $5.6 million, respectively. The decrease in cash flow provided by continuing operations was primarily due to changes in our working capital as a result of larger vendor payments related to the IDT acquisition activities and employee variable compensation payments in the first quarter of 2013 compared to 2012, partially offset by an increase in income from continuing operations, net of non-cash items. Our days sales outstanding decreased due to stronger shipments late in September 2012 compared to September 2013. Our days payable outstanding decreased as we paid off the payables related to the IDT acquisition activities. Inventory was relatively flat.

Investing Activities

Our investing activities are primarily driven by investment of our excess cash, sales of investments, business acquisitions and divestitures and capital expenditures. Capital expenditures have generally been comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures. The cash used in investing activities for the nine months ended September 30, 2013 of $4.2 million was due to purchases of investments (net of sales and maturities) of $3.5 million and capital expenditures of $0.6 million. Cash provided by investing activities for the nine months ended September 30, 2012 of $11.1 million was due to proceeds received from the sale of the PHY business of $9.0 million and the sales and maturities of investments (net of purchases) of $4.1 million, partially offset by capital expenditures of $2.0 million.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2013 of $0.8 million was due to principal payments against the line of credit of $2.0 million and taxes paid related to net share settlements of restricted stock units of $0.3 million, partially offset by proceeds from the exercise of stock options of $1.6 million. Cash used in financing activities for the nine months ended September 30, 2012 of $1.4 million was primarily due to the payment of the note associated with the 2010 acquisition of Teranetics of $4.8 million and payments made on capital lease obligations of $0.5 million, partially offset by borrowings against the line of credit (net of principal payments) of $3.0 million and proceeds from the exercise of stock options of $1.0 million.

Obligations

As of September 30, 2013, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
		Less than	1-3	More than
	Total	1 Year	Years	3 Years
Operating leases - facilities and equipment	$377	$195	$182	$-
Software licenses	4,473	3,306	1,167	-
Inventory purchase commitments	8,091	8,091	-	-
Borrowing against line of credit	6,000	-	6,000	-
Total cash obligations	$18,941	$11,592	$7,349	$-

On September 30, 2011, we entered into an agreement with Silicon Valley Bank to establish a two-year $10.0 million revolving loan facility. On April 22, 2013, the agreement was amended to increase the facility to $15.0 million and extend the maturity date to September 30, 2015. Borrowings under the credit facility bear interest at rates equal to the prime rate announced from time to time in The Wall Street Journal. As of September 30, 2013 the prime rate was 3.25%.  The facility also provides for commitment, unused facility and letter-of-credit fees. As of September 30, 2013 there is $6.0 million outstanding against the facility. In addition, the company issued an irrevocable letter of credit of $0.8 million against the facility for the bond issued as a result of the judgment in the Internet Machines litigation. The facility is subject to certain financial covenants for EBITDA, as defined in the agreement, and a monthly quick ratio computation (PLX’s cash, investments and accounts receivable divided by current liabilities). We were in compliance with all financial covenants associated with this facility as of September 30, 2013. See Note 9 of the condensed consolidated financial statements for additional information.

Based on the June 19, 2013 Court’s ruling in the Internet Machines litigation, we were required to issue a bond of $2.7 million for pre-judgment damages awarded and future royalties. As of September 30, 2013, we accrued $2.1 million of the $2.7 million judgment under other accrued expenses in our Condensed Consolidated Balance Sheet. Future royalties will be accrued as incurred. See Note 10 of the condensed consolidated financial statements for more information on the Internet Machines litigation.

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

As of September 30, 2013, we offer pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. We analyze current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program.  We also offer stock rotation rights to two distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. We analyze inventory at distributors, current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required for this program.  Provisions for reserves are charged directly against revenue and related reserves are recorded as a reduction to accounts receivable.

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

Taxes

We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of September 30, 2013, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. We will maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance.

Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents, short-term investments and long-term investments of $5.8 million at September 30, 2013.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  We invest primarily in high quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $30,000 decrease (less than 1%) in the fair value of our available-for-sale securities.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On February 21, 2012, through February 29, 2012, the claims and defenses asserted in the First Suit were tried to a seven-member jury in the United States District Court for the Eastern District of Texas, Tyler Division.  On February 29, 2012, the jury returned its verdict, finding the patents-in-suit valid and infringed and awarded money damages against PLX in the amount of $1.0 million.  On June 19, 2013, the Court issued its ruling on the post-verdict motions filed by the parties and entered an appealable judgment, affirming the jury’s findings of validity and infringement.  The judgment entered by the Court further affirmed the monetary award found by the jury.  On July 17, 2013, we filed a notice of appeal with the Court and on October 7, 2013 we filed the appeal brief, appealing the judgment to the United States Court of Appeals for the Federal Circuit.  We intend to continue to vigorously seek reversal of the jury’s verdict and the Court’s judgment on appeal.

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

As a result of the jury’s February 29, 2012 verdict on the First Suit, we accrued $1.0 million as of December 31, 2011.  Based on the June 19, 2013 Court’s ruling, we accrued an additional $0.9 million. As noted above, we filed an appeal of the jury’s verdict and the Court’s judgment issued in the First Suit.  We will continue to accrue royalties, under the Court’s direction, until the appeal is finalized. A change in the ruling as a result of that appeal could change the estimated liability in the period in which the outcome of the appeal is known.

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

Other circumstances that can affect our operating results include:

•	the timing of significant orders, order cancellations and reschedulings;
•	the loss of one or more significant customers;
•	introduction of products and technologies by our competitors or partners;
•	the availability of production capacity at the fabrication facilities that manufacture our products;
•	our significant customers could lose market share that may affect our business;
•	integration of our product functionality into our customers’ products;
•	our ability to develop, introduce and market new products and technologies on a timely basis;
•	unexpected issues that may arise with devices in production;
•	shifts in our product mix toward lower margin products;
•	changes in our pricing policies or those of our competitors or suppliers, including decreases in unit average selling prices of our products;
•	contractual terms of supply agreements with our customers;
•	the availability and cost of materials to our suppliers;
•	costs associated with third party legal actions;
•	general macroeconomic conditions;
•	environmental related conditions, such as natural disasters; and
•	political climate.

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

In addition, our results of operations, including revenue, gross margin, expenses and interest and other, would likely be adversely affected in the event of widespread financial and business disruption on account of a default by the U.S. on U.S. government obligations and/or a prolonged failure to maintain significant U.S. government operations.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. Sales through distributors for the nine months ended September 30, 2013 and 2012 accounted for approximately 86% and 89%, respectively, of our net revenues.  Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

Sales outside of the United States accounted for 80% and 84% of our net revenues in the nine months ended September 30, 2013 and 2012, respectively.  Sales outside of the United States may fluctuate in future periods and may continue to account for a large portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the Unites States, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of the United States. Accordingly, we are subject to international risks, including:

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

Our Business Could Be Materially Adversely Affected As A Result Of Natural Disasters, Acts Of War Or Terrorism

Our operations and those of our suppliers and customers are vulnerable to interruption by fire, earthquake, flood and other natural disasters, as well as act of terrorism, war and other events beyond our control. If such events were to occur, it could result in a significant reduction of end-customer demand and/or availability of materials, a disruption of the global supply chain and an increase in the cost of products that we purchase. Any of these events would have a material adverse effect on our business.

The Anti-Takeover Provisions In Our Certificate of Incorporation And Bylaws Could Adversely Affect The Rights Of The Holders Of Our Common Stock

Anti-takeover provisions of Delaware law, our Certificate of Incorporation and our Bylaws may make a change in control of PLX more difficult, even if a change in control would be beneficial to the stockholders.  These provisions may allow the Board of Directors to prevent changes in the management and control of PLX.

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

Proxy Contests Threatened Or Commenced Against Us Could Be Disruptive And Costly And The Possibility That Activist Shareholders May Wage Proxy Contests Or Gain Representation On Or Control Of Our Board Of Directors Could Cause Uncertainty About The Strategic Direction Of Our Business

On March 6, 2013, Potomac Capital Partners II, L.P., a stockholder in PLX (“Potomac”), delivered a letter to PLX indicating that it intended to nominate up to five individuals for election to the PLX Board of Directors at the 2013 annual meeting.  On October 28, 2013, Potomac filed with the SEC a preliminary proxy statement indicating that it intended to solicit proxies for the election of these five individuals to the PLX Board at the 2013 annual meeting.  If Potomac is successful in its proxy contest against PLX, it would obtain control of PLX without paying any PLX stockholders a premium for such control.  Potomac has indicated in its most recent filings with the SEC that it owns approximately 9.8% of PLX’s issued and outstanding common stock.

If Potomac continues to pursue a proxy contest or other actions at the 2013 annual meeting of stockholders to elect directors other than those recommended by our board of directors, or other actions that contest or conflict with our company’s strategic direction, any such actions could have an adverse effect on our company because:

•
responding to proxy contests and other actions by activist stockholders such as Potomac can be costly and time-consuming, disrupt our operations, and divert the attention of our management and employees away from their regular duties;

•
perceived uncertainties as to our future direction as a result of changes to composition of our board may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential customers, may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners;

•
these types of actions could cause significant fluctuations in our company’s stock based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and

•	if individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.

For additional information concerning the above matters, please refer to the information under the caption “Background of Proxy Solicitation” in the most recently filed PLX proxy statement and other relevant SEC filings by PLX and Potomac.

ITEM 6.  EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLX TECHNOLOGY, INC.

Date: November 7, 2013

By     /s/ Arthur O. Whipple

         Arthur O. Whipple
         Chief Financial Officer
         (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document