Form 10-K
period 2013-12-31
PLX TECHNOLOGY INC
filed 2014-03-07
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]    Smaller Reporting Company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's common stock on June 30, 2013, as reported on The NASDAQ Global Market, was $204,608,867.

The number of shares of common stock outstanding at February 28, 2014 was 45,858,525.

DOCUMENTS INCORPORATED BY REFERENCE
PART III OF THIS REPORT ON FORM 10-K INCORPORATES INFORMATION BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT FOR ITS 2014 ANNUAL MEETING OF STOCKHOLDERS - ITEMS 10, 11, 12, 13 AND 14.

PLX Technology, Inc.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2013

PART I

ITEM 1: BUSINESS

Overview

PLX Technology, Inc. (“We”, "PLX" or the "Company"), designs, develops, manufactures and sells integrated circuits that perform critical system connectivity functions.  These interconnect products are fundamental building blocks for standards-based electronic equipment.  The Company markets its products to major customers worldwide that sell electronic systems in the enterprise, consumer, server, storage, communications, personal computer (PC), peripheral and embedded markets.

The explosive growth of cloud-based computing has provided a significant opportunity for PLX, since the data centers that house cloud data and applications have traditionally been limited by their ability to offer high-performance, low-cost, low-power, scalable interconnections.  Large public and private data center companies are aggressively promoting open architectures for all types of equipment and software that enables use of off-the-shelf components and systems, allowing significant cost and density improvements. The level of integration is increasing, and the need for rapid expansion forces these customers to build their systems using standards-based, off-the-shelf devices.

The Company is a market share leader in PCI Express switches and bridges.  We recognized the trend towards this serial, switched interconnect technology early, launched products for this market long before our competitors and have deployed multiple generations of products to serve a general-purpose market.  In addition to enabling customer differentiation through our product features, the breadth of those products’ range is in itself a significant benefit to our customers, since we can serve the complete needs of our customers with cost-effective solutions tailored to specific system requirements.  The Company supplies an industry-leading, extensive portfolio of PCI Express switches; PCI Express bridges that allow backward compatibility to the previous PCI standard; and other bridging technology that enables seamless interoperability between two of the most popular mainstream interconnects: PCI Express and Universal Serial Bus (USB).  Our extensive experience with PCI Express connectivity products enables PLX to deliver reliable devices that operate in non-ideal, real-world system environments.

Several trends within the data center industry are putting more emphasis on the performance and features of standard interconnection products.  These include:

•	High-density data centers, which make the traditional solutions inadequate in terms of power consumption and management, and cost of ownership;
•	I/O Virtualization, which allows multiple host processors to share communication and storage devices;
•	Convergence, which enables different protocols to be delivered on standard, high-volume interconnection technologies;
•
Growth in on-line transactions and high-performance computing that are driving increased use of solid state disk (SSD) subsystems for performance, which demands high-bandwidth interconnection in order to scale effectively and benefits from interconnection features that reduce overhead and increase performance; and

•	The SSD market is growing at 2-3x annually.

PLX offers a complete solution consisting of semiconductor devices, software development kits, hardware design kits, software drivers and firmware solutions that enable added-value features in our products.  We differentiate our products by offering higher performance at lower power, enabling a richer customer experience based on proprietary features that enable system-level customer advantages, offering the industry’s broadest PCI Express portfolio and providing capabilities that enable a customer to get to market more quickly.

The Company has enhanced its systems and software capability in particular over the past several years.  This has become important, since the high level of integration of the silicon devices has driven more of the intelligence of the system into fewer devices.  This has made the architecture of the building blocks critical to overall system performance, necessitating a closer relationship between the vendor and customer to achieve aggressive system operating goals.  In addition, the highly integrated solutions have become more complex, and both time-to-market goals and performance targets can only be reasonably attained if the device vendor supplies the appropriate software as part of the overall solution.  PLX’s customers view the Company as a resource from the start of their system development, defining their architectures and making their trade-offs based on the features available in PLX products.

The PLX growth strategy has several key components:

•	Identify the technology trends and discontinuities that drive high-volume markets and deliver highly differentiated products to that market before the competition;
•	Offer added-value features that enable our customers to differentiate their products;
•	Focus on adding value at competitive prices that enable high-volume adoption of our customers’ solutions;
•	Deliver comprehensive solutions, including semiconductor devices, the necessary software and development kits to allow rapid time-to-market and worldwide local technical support;
•	Identify where PLX can enable the market and expand the total addressable market (TAM) built from our leadership silicon and complimentary software.

PLX is a Delaware corporation established in 1986, with headquarters at 870 W. Maude Avenue, Sunnyvale, California 94085.  The telephone number is (408) 774-9060.  Additional information about PLX is available on our Website at http://www.plxtech.com.  Information contained in the Website is not part of this report.

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports and the Proxy Statement for our Annual Meeting of Stockholders, are made available, free of charge, on our Website, http://www.plxtech.com, as soon as reasonably practicable after the reports have been filed with or furnished to the Securities and Exchange Commission.

Industry Background

High speed interconnect technology has largely consolidated over the past decade, converging on several mainstream standards that serve different roles within the system.  PCI Express has become the dominant interconnect within enterprise-class individual electronic systems (sometimes referred to as “within the box”), while Ethernet and USB are the primary general-purpose interconnect technologies between individual electronic systems (sometimes referred to as “box-to-box”).  PCI Express is now being pursued as an ideal box-to-box alternative to Ethernet and InfiniBand in certain applications, due to its high performance, low power, low cost, and ease of connectivity to native PCI Express devices within the box.

The convergence of interconnects is happening due to the inherent cost and power advantages that accrue when many companies compete based on commonly used interconnection and has been enabled by the mainstream standards being enhanced to allow them to fit into a wider variety of usage models.

Cloud-based computing, where basic storage and computational functions have been consolidated into a smaller number of extremely large compute and storage farms, has invigorated the enterprise market in particular, and has put renewed focus on the ability to move data around quickly and efficiently, and within very aggressive cost and power envelopes.  This industry shift has made the choice of interconnect technology into a key differentiator -- and a standards-based approach crucial to success.

The need to achieve ambitious price points is important, since the vendors who supply cloud services are competing with each other, and this can only be accomplished by spreading the development cost of the subsystems over a broad customer base.  This is only possible within the framework of a standards-based approach that allows the industry at large to use the same basic building blocks.

Power dissipation has become critical, since the density of computing and storage has reached the point where there are tangible, significant costs associated with supplying power to the computer room, and in cooling the equipment.  This need for lower power pushes the industry toward even deeper submicron fabrication technologies, with the costs of this move also favoring those who can amortize their development investments over a wide customer base.  This is possible only through a framework based on standards.

Although the connections on PLX-based products employ industry standards that allow interoperability between vendors, PLX differentiates its products by offering lower overall system cost, lower power, higher performance and a rich feature-set.  The Company is currently focused solely on the PCI Express standard and developing its industry-leading switch portfolio.  In order to supplement the usage of PCI Express, the Company also offers a variety of other bridging solutions, the most significant of which bridge PCI Express to USB and legacy PCI.

PCI Express, also known as PCIe, is the primary interconnection mechanism inside computing systems today.    Since there is at least one, and sometimes many, PCI Express ports on most system building blocks, the least costly and highest-performance approach for connecting the various system devices together is through this interconnection pathway.  To provide appropriate connection between subsystems in complex multi-chip systems, a switch is the most cost-effective approach.  The switch is thus a fundamental building block for the system, carrying data to and from the subsystems without impeding the native performance of the underlying devices.  For many of the end-points that do not have native PCI Express connections, PLX also provides bridging solutions to translate the protocol.

The USB standard was designed to replace the expensive, slow, unreliable and un-scalable parallel interconnects of the time. USB was originally used to connect PCs with peripherals such as printers and external storage.  Its speed has been upgraded continuously since its initial rollout, and USB has become the most popular interconnect between electronic systems in the consumer market and commonly used in multi-function printers in office environments.  USB has also become the natural way that users add to/upgrade their systems with peripherals, eliminating the need to open the case and add plug-in cards.

There are several trends accelerating the penetration of PLX products in the enterprise and cloud markets.  The first is the rapid growth of data mining, Internet searches, social media, rich multi-media content, cloud storage/computing and on-line transactions.  This requires instant presentation of data or content to the applications or users.  Traditional storage based on hard disk drive (HDD) is not fast enough to keep-up with high-speed content access requirements of these new applications and users.  The industry has created multiple tiers for data based on the application needs.  Such data needed for ultra-fast transitions is stored in system RAM (“ultra-hot”), whereas data for very fast transitions (“hot”) is kept in flash devices, normal (“warm”) data is stored in HDDs and data not actively accessed (“cold”) is stored in tape-based systems.  As the nature of the data changes from ultra-hot to cold, it moves from one storage medium to the other.

SSDs, often referred to as flash-based storage, at one point were exorbitantly expensive and had limited life due to the limited number of time one could write data into them.  However, recent technology enhancements have allowed higher densities, a greater number of write cycles and reduced cost.  This has enabled huge architectural changes in enterprise and cloud computing, with storage and SSDs now part of every system in the data center.

Initial migration to SSDs started with the use of Serial Attached SCSI (SAS), Serial ATA (SATA) and Fibre Channel, but this requires translation from PCI Express to the respective protocol as all x86-based enterprise CPUs only offer PCI Express ports that connect to external I/Os.  This adds to the latency of the data or content being transferred. The enterprise portion of the SSD market is moving to PCI Express as one of the primary and preferred interfaces, and new standards have been defined, such as NVMe, SATA Express and SCSI Express.

This has created a significant opportunity for PLX as the industry is adopting PCI Express-based SSD solutions at a very fast pace, potentially resulting in rapid growth for the PCI Express switches that connect these SSDs to host systems or provide fan-out capabilities.

The second industry trend that favors the PLX product focus is the continued increase in CPU and I/O speeds, especially in communication and storage subsystems.  As speeds of these subsystems increase, the demand for greater bandwidth in the component-level interconnect grows.  Since PLX is the leader in mainstream PCI Express interconnection technology, it is in a unique position to satisfy this demand.

PCI Express has become so common that it is often the main connectivity port on CPU, storage and communication devices, or one of a select few.  This has created an opportunity for the technology to expand beyond its board-level dominance to being a single, converged fabric inside cloud and data center racks.  And since PLX is already supplying the majority of the stand-alone switching and bridging devices, it enables the company to identify and deploy products that take advantage of the synergies between inside-the-box and outside-the-box solutions.

The trend toward greater processing and I/O performance has been paralleled by several other trends: I/O virtualization and fabric convergence.  Computing systems have long used the concept of virtualization to enable individual users on a single system to appear to have all of the processor, I/O and storage -- all managed by the hardware and operating system.  As the processing power increased, and as standard operating systems such as Windows and Linux became dominant, virtualization was expanded to include even the operating system.  In current systems, not only do users believe that they have all of the resources, they also write their code based on one of the supported operating systems, and users co-exist without knowledge that other users are “running” on something entirely different.  These improvements have led to the common use of special-purpose virtualization hardware features supported by software.

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

The next phase of this evolution is to enable multiple host processors to share all of the I/O subsystems in the same way.  Today, there is no standard, widely deployed method to do this with hardware assistance.  The existing solutions are either proprietary or niche.  The most effective place for this multi-host I/O virtualization to exist is in the fabric that connects together the host processors and I/O.  This fabric can be based on PCI Express, and the company is currently designing solutions that include hardware and software enabling the next phase of the virtualization.  To be successful, the solution needs to allow a step-by-step migration from the current system to the new, more powerful systems, and that is the approach the Company is taking.

The final pertinent migration trend in the data center is fabric convergence.  The benefits of consolidation and standardization have been discussed several times, and they especially apply to the pathways over which information travels to and from the processing systems.  The economies of scale, rapid deployment, redundancy and development cost advantages are significant when a wide range of different communication and storage protocols – each one well suited to a specific purpose – can share a mainstream, high-performance connectivity technology.

The clear advantages made possible by separating the CPU, communication and storage subsystems -- and by allowing them to interact through a high-speed, mainstream converged interconnect mechanism -- are driving significant industry trends.  One of the more high-profile industry initiatives to address this need is the Open Compute Platform, which has brought together industry leaders with the goal of a broadly supported standard approach.

One final trend that offers an opportunity for PLX is the use of large numbers of lower power-processors or systems-on-a-chip (SOCs) to address certain popular applications such as data analytics and Web hosting.   These systems, called microservers, offer reduced cost and power by replacing high-end processors with many smaller engines working in parallel to solve the same problem.  Current microserver systems use either proprietary interconnects, or low-bandwidth standard interconnects to create the platform.

Both of these approaches have the drawbacks already explored earlier.  The proprietary interconnects limit the system to a small subset of the possible devices; those that have been ported to that interconnect.  And low-bandwidth standard interconnects, such as 1G Ethernet, limit the ultimate performance of the system, relegating them to the applications with little inter-processor communication.

Microservers are ideal platforms for a properly featured PCI Express interconnection.  Since the processing or SOC engines have PCI Express as one of their ports, they can be connected together through PCI Express, with the advantage of provisioning the bandwidth necessary for a wide range of applications.  This is all done with standards in mind, and can leverage the wide variety of PCI Express devices in use.

PLX identified these trends several years ago, and began an initiative to create a high-speed, virtualized, converged fabric based on PCI Express.  This solution has been given the name ExpressFabric® technology, and it combines the features discussed above.  ExpressFabric is meant to satisfy the demands of a single data center rack or several racks, and will co-exist with other mainstream interconnect technologies such as Ethernet and InfiniBand -- each technology dominating the subsystems in which its technical capability and historical advantages are best suited.

Strategy

PLX provides standards-based, off-the-shelf interconnect solutions to enable high performance, low cost, added-value features and rapid customer time-to-market.  Although the external connections are standard in order to enable high volume markets, the products themselves offer proprietary advantages through innovative technology.

PLX seeks to identify technology trends and to provide products that cater to these trends during the early, high-growth phase of technology market discontinuities.  This allows the Company to establish itself as a product leader and has provided a powerful incumbency benefit as the target technology becomes mainstream.

•
We recognized the promise of PCI Express in the early days of the standard, and brought to market industry-leading switches and bridges in 2004, gaining market share at key customers necessary for success.  We continue to enjoy market share leadership in the PCI Express interconnect market and invest to maintain this position, if not grow it.  Our rise to this position included a broad PCI Express Gen2 product line rollout in 2007, and our newest products based on the Gen3 specification.  The Company now offers an industry-leading 18 PCI Express Gen3 switches with many more in development or planned.

•
Given the company’s focus on interconnect, and the high penetration into our target markets, PLX has identified which standards are most important to bridge and introduced devices that allow PCI Express devices to bridge to USB 3.0.  This unique technology allows customer products that have PCI Express as a connection point inside the box – which is the most common capability on both standard products and ASICs – to interconnect with devices outside the box based on the most popular consumer-level, general- purpose USB standard.

•
The Company recognized several years ago that the increasing use of PCI Express as the dominant connection on CPU, storage and communication devices targeted for the enterprise and computing markets -- and the need for a lower-cost, lower-power solution in high-density enterprise and cloud data centers -- created an opportunity to extend the use of PCI Express outside the box.  PLX then identified the additional features that were necessary to make this a successful solution, and initiated the design of switching solutions to complete the migration from the existing solutions to PCI Express.  This is being done within a standards-based approach, and these products are expected to be deployed in enterprise systems starting in late 2014 and growing over the next several years.

The Company has identified software capability as both a strategic necessity for PLX and an effective way to differentiate itself.  As systems become more integrated, and as PCI Express takes on a far greater role as a connection both inside and outside the box, allowing the same basic hardware to be modified for particular uses opens up new business opportunities.  In particular, allowing a general-purpose processing engine to direct how a switching device operates expands the available market for switches by making them suitable for non-traditional usages.

The trends cited here, especially I/O virtualization and fabric convergence, cannot be properly addressed through hardware-only mechanisms.  It takes too long to bring out a hardware product with features tailored for a wide variety of different uses, and it is too expensive to modify it to suit each one effectively.  PLX switches have been successful with a hardware-based approach since the same basic functions can be used in many systems.  But in order to extend into the subsystems that are being guided by the switch, a significant software component is needed.

This software approach does more than just extend what a particular switching device can do.  It also substantially raises the barrier for alternate approaches to the same problem.   The Company has always been dedicated to supporting and conforming to standards, and to robust interoperability.  And the PLX software strategy takes this same approach.  PLX software-enhanced switches will operate with existing operating systems, drivers and applications, and thus allow the reuse of the large and diverse library of such programs. But the underlying building blocks that are deeply embedded in the PLX hardware/software hybrid solution are specific to the Company.  By offering industry-leading features, performance, power and cost, customers are offered a strong and unique value proposition by adopting the PLX approach.  Once adopted, there is a virtuous cycle of reuse, making it possible to bring a subsequent product to market more quickly.

In addition, once these software-enhanced switches have been deployed, it offers an additional revenue opportunity for PLX.  Many customers will take PLX reference code and enhance it for their own use.  They purchase the Company’s switches, but do their own software development.  However, given the significant impact that the software has on the switch’s capability, and the fact that PLX has a better understanding of its devices than anyone not involved in their development, some customers will benefit from having PLX provide software building blocks tuned to their specifications.  In addition to getting software that will perform better on PLX hardware than it would had they developed the software themselves, customers can in some cases they get to market more quickly by having PLX provide the service, which allows them to focus on the areas that are their own added value.

PLX focuses on offering leadership features to our customers at price points made possible through high-volume delivery of standards-based solutions.

•
We focus on system-level performance in all of our products.  Since interconnect choice has such a large impact on system performance, we identify those areas that might limit overall latency or throughput and enhance them.  This is done through advanced silicon design techniques, and also through innovative software and firmware that identify where the overhead is in the system.

•
We provide low-power solutions to our customers since this has become a major differentiator for total system cost and environmental reasons.  PLX enables reduced power through its wide range of devices designers select from for optimal designs, and through design techniques that modulate power for sections of the device that are not in use.

•
We offer added-value features that enable customer product differentiation.  For PCI Express, this includes features such as the capability for hosts to communicate with each other in a high-performance manner, multiple virtual channels for greater control of data flow, integrated DMA for higher performance in control planes, and the ability to share I/O virtually.

•
We focus on providing these capabilities at competitive prices.  We have a full customer owned tooling (COT) capability, whereby PLX handles all of the design, placement and layout of the circuits, and we manage the packaging and test pipeline.  We deploy our products on mainstream, high-volume semiconductor technology process nodes, using advanced synthesis and layout techniques to provide the best trade-off between features and cost.

PLX provides more than just semiconductor devices; we focus on providing the whole product, and offer technical expertise that enables our customers to get to market quickly with a robust high-end product.

•
We supply hardware-based rapid development kits (RDK) as part of our standard offering.  This allows customers to evaluate our products easily, and enables software development and interoperability testing to begin prior to customers developing their own hardware.

•	We provide simulation models to customers that allow them to develop their own devices and verify that they interoperate with our products prior to getting silicon.
•
We provide complete software development kits (SDKs) that includes kernel-level drivers, a user-level application programming interface (API), customized binary software for each customer, sample code for some of the advanced features and a state-of-the-art graphical user interface (GUI) that allows customers to easily bring up their system.  Our solutions comply with industry-leading operating systems.

•
In addition to these visible features, our products also include on-chip capabilities that allow rapid debug of complex system problems in order to improve time-to-market.  This allows high-speed signals to be effectively measured and debugged during development, in manufacturing and even in the field, without adding special and often expensive instrumentation.

•	We offer worldwide technical experts, with local, direct field applications engineers (FAEs) in North America, Europe and throughout Asia.

Discontinued Operations

PLX attempted to extend its penetration into the overall enterprise market through the October 2010 acquisition of Teranetics, Inc., a privately held fabless provider of high-performance mixed-signal semiconductors.  Teranetics, the broadly recognized leader in 10 Gigabit Ethernet over copper physical layer (10GBase-T PHY) technology, delivered the industry’s first fully integrated single-chip implementation of single-port and dual-port 10GBase-T PHY silicon.

The 10G Ethernet market developed more slowly than had previously been anticipated and, as a result, the Company divested the associated products. The Company completed the sale of a portion of its physical layer 10GBase-T integrated circuit (“PHY”) family of products pursuant to an Asset Purchase Agreement between the Company and Aquantia Corporation dated September 14, 2012.  The Company had also entered into an Asset Purchase Agreement with Entropic Communications, Inc. on July 6, 2012, as amended on November 21, 2012, pursuant to which the Company completed the sale of its digital channel stacking switch product line within the PHY product family, including certain assets exclusively related to the product line. Together, these divestitures completed the sale of the PHY business. These divestitures were intended to reduce future spending and operating losses associated with this business.

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

Semiconductor Design. Our engineers have substantial expertise in designing complex, reliable, high-performance products.  We utilize state-of-the-art electronic design automation (EDA) tools and techniques for the entire design pipeline, and have developed proprietary verification mechanisms to ensure robust operation prior to committing to silicon.  It is relatively straightforward to get a device to operate in normal, error-free environments.  However, it is much more challenging to have that device operate predictably and reliably in environments where errors occur in the system and where unexpected or complex combinations of transactions occur.  PLX has built up an industry-leading suite of tests that ensure such reliable operation in real-world customer systems.

In addition to software-based simulation techniques, we have also invested in flexible emulation platforms that enable our designers to run real software on a version of our design prior to committing to silicon.  This allows our products to operate in more complex system-level environments, where subtle and undocumented behaviors often exist.

PLX has a dedicated team and the appropriate EDA tools to translate the design into the database used to fabricate the device.  This physical design capability allows the Company to provide a smaller, lower-power product, since the engineers who are doing this placement and layout work are part of our staff and work with the design engineers from the start of the project.  This capability also allows us to produce a product with higher signal integrity, which enables the device to work in a wider range of noisy environments more predictably.

When we receive our initial sample silicon back from the third-party wafer fabrication facility, we validate the product prior to sending it to our demanding customer base.  As with the pre-silicon verification, this post-silicon phase makes use of our years of product releases to ensure robust product operation.  We have invested in the talent and equipment, and use our extensive proprietary test suites, to fully validate the device.  In addition, we have built up a broad interoperability lab, where we exercise the product with a growing number of other components and subsystems to ensure reliable operation in a range of real-world environments.

Software Technology. We have invested in a complete software development capability.  In order to enable our customers to get to market quickly, PLX provides device drivers that support our products for the most popular operating systems, as well as API libraries that allow programmers to quickly make use of our products.   In order to ensure that our products provide the highest performance possible, we have developed the tools and expertise to understand where the software bottlenecks occur in real-world systems, and our device drivers make use of this knowledge to increase the performance of targeted applications.  In addition to the software that resides on the host device, we offer embedded software, also known as firmware, that runs on standard, general-purpose processors.

System Level Expertise. As part of the PLX ExpressFabric initiative, the Company has developed the expertise necessary to go beyond just the chip, and we can now enable our customers to deploy systems that use our PCI Express switches in flexible, rack-level configurations.  This expertise includes an understanding of how systems are constructed, where application performance can be improved through a combination of special-purpose hardware and the supporting software, and how best to migrate current designs to higher-performing, lower-power and lower-cost PCI Express-based systems.  In order to achieve this proficiency, the Company has hired industry experts, and created development and demonstration systems for PLX and customer use.

This new capability includes a significantly enhanced and qualitatively different approach to software development and deployment by the Company.  In the past, we have focused on providing sample code and software packages that exercised specific features of our chips.  As part of our new system focus, we offer fully working firmware that controls the advanced new hardware that we are designing into our newest switches, and host software that completes a basic, fully functional rack-based fabric.  Having developed the expertise to complete the system, the Company can better advise and support our customers in how they should create their own platforms, and we can even offer added-value development services for customers who wish to hire PLX to create portions of their software offering.

PLX has also developed demonstration and development hardware platforms that go beyond what we have provided in the past.  The development kits that we have developed prior to the ExpressFabric initiative were generally simple boards that allowed a limited amount of low-level evaluation and development of designs based on PLX devices.  With our new system focus, we have created a rack-level platform that offers a working fabric box.  This includes a compact 1U form factor box that can be hooked up to the rest of the system through standard networking cables, and firmware and software to complete the package.  PLX has publicly demonstrated preliminary versions of this system, which have been delivered to early customers.

Real-World Debug Capability. Our products have proprietary hardware features that allow complex problems to be solved in the field without special instrumentation, and performance monitoring hardware that makes visible important system performance metrics.  We include software as part of our normal release that takes these hardware features and allows them to be easily deployed through a modern GUI interface.  We also enable the programmer to view and change the registers in our device quickly and easily, and provide access to data books for an explanation of the registers.  A full complement of collateral and software downloads are accessible via our public website.

One important skill that the company has developed is the ability to validate and characterize high-speed SerDes and PHY signals, especially with regard to how they perform in dense configurations and often-unfriendly operating environments.  PLX has done this through many generations of products that have been deployed in customers’ highly diverse systems.  The company has added special-purpose hardware capabilities within the newer generations of devices and enabled them through the appropriate software. This has created validation and characterization platforms that rely on a combination of state-of-the-art test equipment and a deep level of knowledge shaped by years of experience.

Products

Our products consist of interconnect semiconductors, fully supported by the software and hardware kits that enable our customers to get to market quickly with robust, differentiated solutions.

PCI Express Switches.  Since PCI Express is a point-to-point serial interconnect standard, it generally requires a switch to connect multiple devices to each other.  Examples of applications include fan-out in servers and storage systems, multi-graphics engines in gaming and workstation systems, control planes in networking and communications systems and backplanes in embedded and industrial equipment.  PLX switches allow aggregation of multi-channel Ethernet, Fibre Channel, graphics and SAS cards to the host.  PLX switch products are offered in various configurations as requirements vary from one application to the next.  PCI Express switches have become a basic building block in today’s systems using this standard.  PLX started in 2004 with the Gen1 family of PCI Express at 2.5 Gigabits per second per lane, followed by Gen2 products in late 2007, in which the data rate doubled to 5.0 Gigabits per second per lane.  The company now offers an industry-leading 18 PCI Express Gen3 switches (8 Gigabits per second per lane), including the world’s largest Gen3 PCI Express switch at 96 lanes and 24 ports.

PCI Express Bridges.  PCI Express bridges allow devices with other standards to be used in systems that need to interoperate with PCI Express.  These bridges facilitate connection back to conventional PCI for purposes of upgrading and even include products that connect PCI Express to another popular I/O interface: USB 3.0.  Bridges of this kind allow users to quickly bring a new product to market.  Applications using these bridge devices include servers, storage host bus adapters, graphics, TV tuners and security systems.  We also offer bridges that translate PCI Express to general-purpose serial and parallel ports.

USB Interface Chips.  USB interface chips are used by computer peripherals and consumer products to interoperate through an external cabled connection.  These devices have been used on products such as multi-function printers, portable media players, portable navigation systems and hard disks.  Our USB interface chips offer connection to either PCI or a general-purpose interface, providing a simple connection that provides high performance across a wide array computing and consumer applications.  Current PLX products support the latest SuperSpeed USB 3.0 standard.

PCI Bridges.  PLX offers a range of general-purpose bridges that translate and extend the PCI bus.  These products offer a bridge between PCI and a variety of other serial and parallel general-purpose interfaces.  Our PCI-to-PCI bridges increase the number of peripheral devices that can be included in a microprocessor-based system.  PLX’s bridge product line spans the entire PCI range, from 32-bit 33MHz through 64-bit 66MHz, and include 133MHz PCI-X devices.  No new PCI products are in development.

Direct Attached Storage (DAS).  DAS devices are SOC products that allow external consumer storage peripherals to be easily connected to a PC through either a USB, 1394 or external Serial ATA (SATA) connection.  Our current products support the USB 3.0 standard.  No new DAS products are in development.

Customers, Sales and Marketing

We offer approximately 120 products to more than 1,000 active customers worldwide through both direct and indirect sales channels.  Our major customers are among the world’s leading electronics manufacturers, a customer base whose requirements call for high data communication processing and high performance.

We have sales and sales support teams in the United States, China, Japan, France, Taiwan and the United Kingdom.

We supplement our direct sales force with manufacturers’ representatives for our products in North America, South America and Europe. In addition, we have distributors who support our sales and marketing activities in North America, South America, Europe and Asia.

Sales in North America represented 21%, 16% and 20%, of net revenues for 2013, 2012 and 2011, respectively. All worldwide sales to date have been denominated in U.S. dollars. We have one operating segment, the sale of semiconductor devices. Additional segment reporting information is included in Note 15 to the consolidated financial statements in this form 10-K.

Net revenues through distributors accounted for approximately 85%, 89% and 89% of our net revenues for 2013, 2012 and 2011, respectively. Revenues related to sales through distributors are expected to continue to account for a large portion of our total revenues. See "Item 1A, Risk Factors - Certain Factors That May Affect Future Operating Results - A Large Portion of Our Revenues Is Derived from Sales to Third-Party Distributors Who May Terminate Their Relationships with Us at Any Time" in this Form 10-K.

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Years Ended December 31,
	2013	2012	2011
Excelpoint Systems Pte Ltd.	32%	27%	24%
Avnet, Inc.	23%	24%	24%
Answer Technology, Inc.	12%	19%	18%

We provide technical support and assistance to existing and potential customers in designing, testing and qualifying system designs that incorporate our products.  Technical support to customers is provided through field and factory applications engineers, technical marketing personnel, web-based support and, if necessary, product design engineers.  We believe that superior technical support plays a pivotal role in building long-term relationships with customers by providing our customers a focus on time-to-market and a high-level of customer satisfaction, while encouraging customers to use our next-generation products.

Since the components we produce are largely proprietary and generally not available from pin-compatible second sources, we consider our end customer to be the entity specifying the use of our component in their design.  These end customers may then purchase our products directly from us, from an external sales representative or distributor or through a third party manufacturer contracted to produce their designs.

Competition

The markets for our products are highly competitive and we expect competition to intensify as current competitors expand their product offerings and new competitors enter our markets.  Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit key engineering talent, execute on new product developments and pursue customers to design-in these new products into their applications.  We compete with other semiconductor suppliers that offer standard semiconductors, application-specific standard products, highly integrated CPUs and fully customized ICs, including embedded software, chips and board-level products.

The principal competitive factors in our markets include: time to market, quality of hardware/software designs and end-market system expertise; price; product benefits characterized by performance, features, quality and compatibility with standards; access to advanced process and packaging technologies at competitive prices; and sales and technical support, which includes assisting our customers with integration of our products and software into their systems, and providing support from the concept stage through design, launch and production.

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

The majority of our engineers are involved in semiconductor device development, with the remaining engineers working on software and reference design hardware.  Before development of any new products commence, our marketing managers work closely with research and development engineers and customers to develop a comprehensive requirements specification.  In addition, our marketing managers and engineers review the applicable industry standards and incorporate desired changes into the new product specifications.  After the product is designed and commercially available, our engineers continue to work with various customers on specific design issues to understand emerging requirements that may be incorporated into future product generations or product upgrades.

Our research and development expenditures totaled $24.9 million, $27.5 million and $28.2 million in 2013, 2012 and 2011, respectively. Research and development expenses consist primarily of tape-out related costs at the independent foundries, salaries and related costs, including share-based compensation and expenses for outside engineering consultants. We perform our research and development activities at our headquarters in Sunnyvale, California, and also in Bangalore, India. We periodically seek to hire additional skilled development engineers who are currently in short supply. Our business could be adversely affected if we encounter delays in hiring additional engineers.  See "Item 1A, Risk Factors - Certain Factors That May Affect Future Operating Results - We Could Lose Key Personnel Due to Competitive Market Conditions and Attrition" in this Form 10-K.

Our future performance depends on a number of factors, including our ability to identify emerging technology trends in our target markets, define and develop competitive new products in a timely manner, enhance existing products to differentiate them from those of competitors, and bring products to market at competitive prices.  The technical innovations and product development required for us to remain competitive are inherently complex and require long development cycles.  We typically must incur substantial research and development costs before the technical feasibility and commercial viability of a product can be ascertained.  We must also continue to make significant investments in research and development in order to continually enhance the performance and functionality of our products to keep pace with competitive products and customer demands for improved performance and new features.  Revenues from future products or product enhancements may not be sufficient to recover the development costs associated with these products or enhancements. The failure to successfully develop new products on a timely basis could have a material adverse effect on our business.

Manufacturing

We have adopted a "fabless" semiconductor manufacturing model and outsource all of our semiconductor manufacturing, assembly and testing. This approach allows us to focus our resources on the design, development and marketing of products, and significantly reduces our capital requirements. Currently, our products are primarily being fabricated, assembled or tested by Advanced Semiconductor Engineering, Ardentec, Atmel, Epson, Faraday, Fujitsu, First Semiconductor Technology, Open-Silicon, Renesas, STATS ChipPAC Ltd., Taiwan Semiconductor Manufacturing Corporation, UMC and Unimicron. These manufacturers fabricate, assemble and test our products based on the design and test specifications we have provided. A small number of our products are currently manufactured by more than one supplier, and we expect a substantial amount of our products to be single-source manufactured for the foreseeable future. We must place orders three to four months in advance of expected delivery of finished goods. We maintain inventory levels based on current lead times from foundries, plus safety stock to account for fluctuations in demand. Our inventory comprises a large portion of our working capital. As a result, we have limited ability to react to fluctuations in demand for our products which could cause us to have either an excess or a shortage of inventory of a particular product and reduced product revenues.

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

Intellectual Property

 Our future success and competitive position depend upon our ability to obtain and maintain the proprietary technology used in our principal products. Most of our current products include implementations of the PCI, PCI Express and USB industry standards, which are available to other companies. We hold 51 patents on PCI Express switching, interconnect and storage technologies that will expire at various dates beginning in 2014 through 2033. In the future, we plan to seek patent protection when we believe it is necessary.

 Our existing or future patents may be invalidated, circumvented, challenged or licensed to others. The rights granted may not provide competitive advantages to us. In addition, our future patent applications may not be issued with the scope of the claims sought by us, if at all. Furthermore, others may develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents owned or licensed by us. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in foreign countries where we may need this protection. We cannot be sure that steps taken by us to protect our technology will prevent misappropriation of it.

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

See the information contained under the caption “Litigation” in Note 14 of the consolidated financial statements in this Form 10-K for a description of the four lawsuits filed against us by a company alleging patent infringement.

The failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture or shipment of products or our use of processes requiring the technology. Litigation could result in significant expenses to us, adversely affect sales of the challenged product or technology and divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. In the event of an adverse result in any litigation, we could be required to pay substantial damages, cease the manufacture, use, sale or importation of infringing products, expend significant resources to develop or acquire non-infringing technology and discontinue the use of processes requiring the infringing technology or obtain licenses to the infringing technology. In addition, we may not be successful in developing or acquiring the necessary licenses under reasonable terms. This could require expenditures by us of substantial time and other resources. Any of these developments would have a material adverse effect on our business. See "Item 1A, Risk Factors - Certain Factors That May Affect Future Operating Results - Our Limited Ability to Protect Our Intellectual Property and Proprietary Rights Could Adversely Affect Our Competitive Position" in this Form 10-K.

Employees

As of December 31, 2013, we employed a total of 157 employees, including 84 engaged in research and development, 48 engaged in sales and marketing, 5 engaged in manufacturing operations and 20 engaged in general administration activities. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Global Economic Conditions May Continue to Have an Adverse Effect on Our Businesses and Results of Operations

In late 2008 and 2009, the severe tightening of the credit markets, turmoil in the financial markets and weakening global economy contributed to slowdowns in the industries in which we operate.  Economic uncertainty exacerbated negative trends in spending and caused certain customers to push out, cancel or refrain from placing orders, which reduced revenue. We have seen market conditions improve; however, a slowdown in the economic recovery or worsening global economic conditions may result in difficulties in obtaining capital and uncertain market conditions may lead to the inability of some customers to obtain affordable financing, resulting in lower sales. Customers with liquidity issues may lead to additional bad debt expense. These conditions may also similarly affect key suppliers, which could affect their ability to deliver parts and result in delays in the availability of product.  Further, these conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions and identify the risks that may affect our business, financial condition and results of operations. If the current improving economic conditions are not sustained or begin to deteriorate again or if we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

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

We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our net revenues.  Due to these factors, the following have in the past and may in the future reduce our net revenues or earnings:

•	the reduction, delay or cancellation of orders from one or more of our significant customers;
•	the selection of competing products or in-house design by one or more of our current customers;
•	the loss of one or more of our current customers; or
•	the failure of one or more of our current customers to pay our invoices.

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

Failure To Translate Design Wins Into Revenue Could Result in Delayed Revenue Growth

We had seen strong design activity with our PCI Express Gen2 products in 2009 resulting in PCI Express revenue growth between 2010 and 2012, when these designs moved into production. We are currently seeing significantly greater design activity and potential revenue with our Gen3 products. We believe that our revenue growth over the next several years will be driven by these programs moving to production.  However, if these programs do not materialize, our revenue growth may be delayed.

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

We expect to spend a significant amount of time and resources to develop new products and refine existing products. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenues from the sale of any new products. Our ability to commercially introduce and successfully market any new products is subject to a wide variety of challenges during this development cycle, including start-up bugs, design defects and other matters that could delay introduction of these products to the marketplace. In addition, since our customers are not obligated by long-term contracts to purchase our products, our anticipated product orders may not materialize or orders that do materialize may be cancelled. As a result, if we do not achieve market acceptance of new products, we may not be able to realize sufficient sales of our products in order to recoup research and development expenditures. The failure of any of our new products to achieve market acceptance would harm our business, financial condition, results of operation and cash flows.

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. Sales through distributors accounted for approximately 85%, 89% and 89% of our net revenues in 2013, 2012 and 2011, respectively. Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

Our success also depends on our ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting and managerial personnel.  Competition for such personnel in the semiconductor industry is intense, and we may not be able to retain our key personnel or to attract, assimilate or retain other highly qualified personnel in the future.  In addition, we may lose key personnel due to attrition, including health, family and other reasons.  We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications.  If we do not succeed in hiring and retaining candidates with appropriate qualifications, our business could be materially adversely affected.

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

See the information contained under the caption “Litigation” in Note 14 of the consolidated financial statements in this Form 10-K for a description of the four lawsuits filed against us by a company alleging patent infringement.  During the course of these litigations as well as any other future intellectual property litigations, we will incur costs associated with defending or prosecuting these matters. These litigations could also divert the efforts of our technical and management personnel, whether or not they are determined in our favor.  In addition, if it is determined in such a litigation that we have infringed the intellectual property rights of others, we may not be able to develop or acquire non-infringing technology or procure licenses to the infringing technology under reasonable terms.  This could require expenditures by us of substantial time and other resources.  Any of these developments would have a material adverse effect on our business.

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

Sales outside of the United States accounted for 80%, 84% and 80% of our net revenues in 2013, 2012 and 2011, respectively.  Sales outside of the United States may fluctuate in future periods and may continue to account for a large portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the Unites States, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of the United States. Accordingly, we are subject to international risks, including:

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

We May Be Required To Record A Significant Charge To Earnings If Our Goodwill Or Other Long Lived Asset Become Impaired

Under generally accepted accounting principles, we review our long lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment annually during the fourth quarter and between annual tests in certain circumstances. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or other long lived assets may not be recoverable, include a persistent decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. We have recorded goodwill related to prior acquisitions, and may do so in connection with any potential future acquisitions. In the fourth quarter of 2013, we tested the goodwill acquired and determined there was no impairment. We may be required to record a significant charge in our financial statements during the period in which any additional impairment of our goodwill or other long lived assets is determined, which would adversely impact our results of operations.

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

In the semiconductor industry, these minerals are most commonly found in metals. As there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that we will be able to obtain necessary metals in sufficient quantities or at competitive prices. Also, since our supply chain is complex and some suppliers will not share their confidential supplier information, we may face challenges with our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are “conflict free”. Some customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it becomes unsalable as a result of these regulations.

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

We Added Three New Directors To Our Board Of Directors In 2013, Which May Lead To Changes In The Execution Of Our Business Strategies And Objectives.

In connection with our annual meeting of shareholders on December 18, 2013, three new directors were elected to our board of directors. This turnover in our board of directors may lead to changes in the execution of our business strategies and objectives as these new directors analyze our business and contribute to the formulation of our business strategies and objectives.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We own one facility in Sunnyvale, California, which has approximately 55,000 square feet. This facility comprises our headquarters and includes our research and development, sales and marketing and administration departments. Internationally, we lease offices in China, India, Japan and Taiwan. These leases comprise approximately 15,138 square feet and have terms expiring in or prior to April 2016. We believe that our current facilities will be adequate through 2014.

ITEM 3: LEGAL PROCEEDINGS

The information contained under the caption “Litigation” in Note 14 of our notes to the consolidated financial statements included in Part IV, Item 15, of this Form 10-K is incorporated by reference into this Item 3.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Market and has been quoted on The NASDAQ Global Market under the symbol "PLXT" since its initial public offering on April 5, 1999. The following table sets forth, for the periods indicated, the range of quarterly high and low sales price for our common stock as reported on The NASDAQ Global Market:

2013	High	Low
First Quarter	$5.15	$3.71
Second Quarter	$4.89	$4.31
Third Quarter	$6.12	$4.66
Fourth Quarter	$6.85	$5.35

2012	High	Low
First Quarter	$4.16	$2.73
Second Quarter	$6.71	$3.70
Third Quarter	$6.38	$5.07
Fourth Quarter	$5.79	$3.41

As of February 28, 2014, there were approximately 76 holders of record of our common stock and as of that date, the last reported sales price of our common stock was $5.96.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock. In July 2008, our Board of Directors authorized an additional 2,000,000 shares under the repurchase program.  At the discretion of the management, we can repurchase the shares from time to time in the open market or in privately negotiated transactions.   We purchased approximately 1,730,000 shares for $8.4 million between 2002 and 2008. We did not purchase any additional shares in between 2009 and 2013. As of December 31, 2013, under the Board’s repurchase authorization, we had the capacity to repurchase an additional 2,269,000 shares.

Performance Graph

	Cumulative Total Return

	12/08	12/09	12/10	12/11	12/12	12/13
PLX Technology, Inc.	100.00	187.79	209.88	166.86	211.05	382.56
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
Philadelphia Semiconductor	100.00	159.68	183.23	186.05	204.93	268.55

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

	Years Ended December 31,
	2013	2012	2011	2010	2009 (2)
	in thousands, except per share data
Consolidated Statement of Operations data:
Net revenues (1)	$104,490	$100,248	$111,152	$115,540	$82,832
Gross profit (1)	59,131	58,786	64,552	67,787	46,932
Operating income (loss) from continuing operations (1)	7,522	(4,816)	6,003	6,820	(15,490)
Income (loss) from continuing operations (1)	7,136	(5,201)	3,104	4,642	(18,802)
Basic income (loss) per share from continuing operations (1)	$0.16	$(0.12)	$0.07	$0.12	$(0.53)
Shares used to compute basic per share amounts	45,603	44,882	44,559	38,942	35,653
Diluted income (loss) per share from continuing operations (1)	$0.15	$(0.12)	$0.07	$0.12	$(0.53)
Shares used to compute diluted per share amounts	46,523	44,882	45,016	39,625	35,653

	Years Ended December 31,
	2013	2012	2011	2010	2009 (2)
	in thousands
Consolidated Balance Sheet data:
Cash and cash equivalents	$11,021	$14,673	$12,097	$5,835	$11,299
Working capital	30,303	14,243	21,340	24,833	49,945
Total assets	77,160	72,979	96,818	121,971	84,020
Total long term borrowings	5,000	-	2,000	-	-
Total long term note payable and capital lease obligations	-	-	-	1,731	1,098
Total stockholders' equity	$57,906	$46,672	$75,219	$97,808	$71,999

(1)
In 2012 we completed the sale of certain assets of our PHY product family.  The results of operations for this business has been segregated and excluded from the continuing operations presented.  Periods prior to October 1, 2010, the date the disposed business was acquired, are not impacted.

(2)	Results of operations for 2009 include a loss of $3.8 million on the fair value remeasurement of the contingently convertible note payable associated with the acquisition of Oxford in January 2009.

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

Forward-looking statements include, without limitation, the statements regarding the following:

•	our plan to seek to identify technology trends and to provide products that cater to these trends during the early, high-growth phase of technology market discontinuities;

•	our expectation that our system-level products will be deployed in enterprise systems in late 2014 and will be growing over the next several years;
•	our expectation that revenues related to sales through distributors will continue to account for a large portion of total revenues;
•	our belief that superior technical support plays a pivotal role in building long-term relationships with customers;
•	our belief that our future success depends on our ability to rapidly develop and introduce new products and enhancements that meet industry standards and customer requirements;
•
our expectation that we will continue to make significant investments in research and development in order to continually enhance the performance and functionality of our products to keep pace with competitive products and customer demands for improved performance and new features;

•	our belief that we must continuously develop our devices using more advanced processes to remain competitive on a cost and performance basis;
•	our belief that the transition of our products to smaller geometries will be important for us to remain competitive;
•	our intention to retain earnings for use in our business and not to pay any cash dividend in the foreseeable future;
•	our belief that our long-term success will depend on our ability to introduce new products;
•	our belief that we may be required to carry higher levels of inventory because of the difficulty in predicting future levels of sales and profitability;
•	statements regarding industry trends that favor PLX product and statements regarding future PLX products;
•	our revenue growth in 2014 and our expected revenues in the first quarter of 2014;
•	our expected gross margin in 2014;
•	our SG&A expenses in 2014;
•	our future deferred tax valuation allowance; and
•	our belief that our existing resources, together with cash expected to be generated from our operations, will be sufficient to meet our capital requirements for at least the next twelve months.

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

Overview

PLX Technology, Inc. (“We”, "PLX" or the "Company"), designs, develops, manufactures and sells integrated circuits that perform critical system connectivity functions.  These interconnect products are fundamental building blocks for standards-based electronic equipment.  The Company markets its products to major customers worldwide that sell electronic systems in the enterprise, consumer, server, storage, communications, personal computer (PC), peripheral and embedded markets.

The explosive growth of cloud-based computing has provided a significant opportunity for PLX, since the data centers that house cloud data and applications have traditionally been limited by their ability to offer high-performance, low-cost, low-power, scalable interconnections.  Large public and private data center companies are aggressively promoting open architectures for all types of equipment and software that enables use of off-the-shelf components and systems, allowing significant cost and density improvements. The level of integration is increasing, and the need for rapid expansion forces these customers to build their systems using standards-based, off-the-shelf devices.

PLX is a market share leader in PCI Express switches and bridges.  We recognized the trend towards this serial, switched interconnect technology early, launched products for this market long before our competitors and have deployed multiple generations of products to serve a general-purpose market.  In addition to enabling customer differentiation through our product features, the breadth of those products’ range is in itself a significant benefit to our customers, since we can serve the complete needs of our customers with cost-effective solutions tailored to specific system requirements.  PLX supplies an industry-leading, extensive portfolio of PCI Express switches; PCI Express bridges that allow backward compatibility to the previous PCI standard; and other bridging technology that enables seamless interoperability between two of the most popular mainstream interconnects: PCI Express and Universal Serial Bus (USB).  Our extensive experience with PCI Express connectivity products enables PLX to deliver reliable devices that operate in non-ideal, real-world system environments.

PLX offers a complete solution consisting of semiconductor devices, software development kits, hardware design kits, software drivers and firmware solutions that enable added-value features in our products.  We differentiate our products by offering higher performance at lower power, enabling a richer customer experience based on proprietary features that enable system-level customer advantages, offering the industry’s broadest PCI Express portfolio and providing capabilities that enable a customer to get to market more quickly.

We utilize a “fabless” semiconductor business model whereby we purchase wafers and packaged and tested semiconductor devices from independent manufacturing foundries. This approach allows us to focus on defining, developing and marketing our products and eliminates the need for us to invest large amounts of capital in manufacturing facilities and work-in-process inventory.

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

Results of Operations

Comparison of Years Ended December 31, 2013, 2012 and 2011

Net Revenues. Net revenues consist of revenues generated principally by sales of our semiconductor devices as well as occasional IP and development service revenue.

The following table shows the revenue by type (in thousands) and as a percentage of net revenues:

	Years Ended December 31,
	2013		2012		2011
PCI Express revenue	$75,582	72.3%	$66,780	66.6%	$61,557	55.4%
Connectivity revenue	28,908	27.7%	33,468	33.4%	49,595	44.6%
	$104,490		$100,248		$111,152

Net revenues for the year ended December 31, 2013 were $104.5 million, an increase of $4.2 million or 4.2% from $100.2 million in 2012. The increase in 2013 was due to higher sales of our PCI Express products primarily due to the ramp of our Gen3 products, partially offset by lower sales of our Connectivity products as a result of the decline in demand for products used in systems nearing end of life and the customer transition from our legacy products to our PCI Express products.

Net revenues for the year ended December 31, 2012 were $100.2 million, a decrease of $10.9 million or 9.8% from $111.2 million in 2011. In 2011, we recorded licensed IP and development service revenue of $1.9 million primarily associated with our consumer storage technology. Excluding IP and development service revenue, revenues decreased $9.0 million or 8.3% compared to 2011.  The decrease in 2012 was due to lower sales of our Connectivity products as a result of the decline in demand for products used in systems nearing end of life and the customer transition from our legacy products to our PCI Express products, partially offset by higher sales of our PCI Express products due to the increase of Gen3 product shipments.

We currently expect to see revenue growth through 2014 for our PCI Express products and continued declines of our Connectivity products. However, the first quarter of 2014 may be relatively flat compared to the fourth quarter of 2013 as a result of a larger direct customer transitioning to a managed inventory process, which may delay inventory draws until they consume their owned inventory, thereby delaying the period of our revenue recognition. Additionally, one of our assembly manufacturers’ bumping line was shut down in late December 2013 by the Taiwanese authorities limiting the upside capacity for a few of our Gen2 products.

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Years Ended December 31,
	2013	2012	2011
Excelpoint Systems Pte Ltd.	32%	27%	24%
Avnet, Inc.	23%	24%	24%
Answer Technology, Inc.	12%	19%	18%

We continue to generate significant revenues from Asia. For the year ended December 31, 2013, 2012 and 2011, approximately 70%, 71% and 68%, respectively, of net revenues were generated from Asia.

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

	Years Ended December 31,
	2013	2012	2011
	in thousands
Gross profit	$59,131	$58,786	$64,552
Gross margin	56.6%	58.6%	58.1%

Gross profit for the year ended December 31, 2013 was relatively flat compared to 2012 while gross margin decreased 2.0 percentage points or 3.4%.  The decrease in product gross margin was due primarily to product and customer mix of our PCI Express products and lower sales of our Connectivity products, partially offset by reduced costs on our PCI Express Gen3 builds as we move from our early revision products and into production volume builds. Internet Machines contingent royalty accrual, which started in the third quarter of 2013, accounted for 0.4 percentage points of the 2013 margin decrease.

Gross profit for the year ended December 31, 2012 decreased by 8.9%, or $5.8 million compared to 2011.  Excluding the IP and development service revenue of $1.9 million which was recorded at a 100% margin in 2011, 2011 gross margin was 57.4% and gross profit was $62.7 million. 2012 gross profit decreased 6.2% or $3.9 million compared to 2011.  The decrease in absolute dollars was due to the decrease in overall product sales, while the increase in gross margin percentage was due primarily to decreased sales of the low margin Consumer Storage devices within the Connectivity product grouping.

We expect gross margin to remain relatively flat in 2014. Future gross profit and gross margin are highly dependent on the product and customer mix, provisions and sales of previously written down inventory, the position of our products in their respective life cycles and specific manufacturing costs.  Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development Expenses. Research and development (R&D) expenses consist primarily of tape-out costs at the independent foundries, salaries and related costs, including share-based compensation, software licenses and expenses for outside engineering consultants included in R&D expenses.

	Years Ended December 31,
	2013	2012	2011
	in thousands
R&D expenses	$24,876	$27,532	$28,218
As a percentage of revenues	23.8%	27.5%	25.4%

R&D expenses decreased by $2.7 million, or 9.7% in the year ended December 31, 2013 compared to 2012. The decrease was primarily due to a decrease in tape-out-related activities of $3.4 million due to timing of projects taped-out, partially offset by an increase in compensation and benefit related expenses of $0.8 million due to the increase in headcount.

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

	Years Ended December 31,
	2013	2012	2011
	in thousands
SG&A expenses	$26,442	$28,927	$28,037
As a percentage of revenues	25.3%	28.9%	25.2%

SG&A expenses decreased by $2.5 million or 8.6% in the year ended December 31, 2013 compared to 2012. The decrease was primarily due to decreases in legal fees of $3.2 million due to the charges incurred in the first half of 2012 in connection with the Internet Machines patent infringement lawsuit, which included the February 2012 trial of the First Suit, compensation and benefit related expenses due to the decrease in headcount of $0.3 million and employee related commissions of $0.5 million. These decreases were partially offset by an accrual of $1.0 million in 2013 as a result of the Court’s post-verdict ruling in the Internet Machines’ lawsuit and expenses relating to the contested proxy for our December 18, 2013 annual shareholders’ meeting of $1.0 million.

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

See Note 14 of the consolidated financial statements for additional information around the patent infringement complaints.

We expect SG&A expenses to remain relatively flat in 2014 as a result of our continued focus on cost control.

Acquisition and Restructuring Related Costs.

	Years Ended December 31,
	2013	2012	2011
	in thousands
Deal costs	$12	$6,898	$88
Escrow claim settlement	-	-	(1,397)
Severance costs	279	-	501
Lease commitment accrual	-	-	301
	$291	$6,898	$(507)

In 2013, we recorded $12,000 of outside legal and accounting costs associated with the wrap up of the IDT acquisition activities, which were terminated in December 2012. In 2012, we recorded acquisition related costs of $6.9 million, primarily for outside legal and banking expenses associated with the IDT acquisition activities. In 2011, we recorded $0.1 million in acquisition related costs associated with the October 1, 2010 acquisition of Teranetics. As a result of the indemnity claims we communicated to the Teranetics stockholders’ representative, we negotiated a $1.9 million reduction against the two promissory notes. The settlement included the cancelation of the $1.5 million note due in October 2013 and was recorded in 2011 as a reduction to acquisition and restructuring related costs in the Consolidated Statement of Operations for the assessed fair value of $1.4 million for the portion of the claims not directly related to the operations of the PHY activity.  Deal costs related primarily to outside legal and accounting costs.

In 2013, we recorded approximately $0.3 million of severance and benefit related costs, included in acquisition and restructuring related costs in the Consolidated Statement of Operations, related to the termination of 4 employees worldwide as part of the restructuring of SG&A activities as a result of the divestiture of the PHY business. In 2011, we recorded approximately $0.5 million of severance and benefit related costs related to the termination of 14 employees as a result of the downsizing and refocus of the operations in the UK early in the year and cost control efforts as a result of the Teranetics acquisition. See Note 8 of the consolidated financial statements for additional information.

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
	Years Ended December 31,
	2013	2012	2011
	in thousands
Amortization of purchased intangible assets	$-	$245	$2,801
As a percentage of revenues	0.0%	0.2%	2.5%

As of December 31, 2012 all purchased intangibles were fully amortized, and therefore there was no amortization expense in 2013. The 2012 amortization expense was related to the Oxford NAS developed core technology. Amortization of acquired intangible assets decreased by $2.6 million or 91.3% in the year ended December 31, 2012 compared to 2011. The decrease in amortization expense was due to the Oxford USB and Serial developed core technology becoming fully amortized in 2011 and the useful life change and acceleration of the Network Attached Storage (NAS) Connectivity developed core technology amortization as a result of the divestiture of the UK design team in October 2011.

Interest Income, Interest Expense and Other, Net.

	Years Ended December 31,
	2013	2012	2011
	in thousands
Interest income	$86	$33	$73
Interest expense	(247)	(203)	(165)
Other income (expense)	4	21	(56)
	$(157)	$(149)	$(148)

Interest income reflects interest earned primarily on cash, cash equivalents and short-term and long-term investment balances.

Interest expense for the years ended December 31, 2013 was due to interest recorded on the line of credit borrowings. In 2012 interest expense consisted of interest recorded on the line of credit borrowings and our capital lease obligations.  In 2011 interest expense consisted of interest recorded on the note associated with the acquisition of Teranetics and capital lease obligations.

Other income (expense) includes foreign currency transaction gains and losses and other miscellaneous transactions.  Other income may fluctuate significantly due to currency fluctuations.

Provision for Income Taxes. Provision for income taxes for the year ended December 31, 2013 was $0.2 million on pretax income of $7.4 million, compared to a provision of $0.2 million on a pretax loss of $5.0 million and a provision of $2.8 million on pretax income of $5.9 million for the periods ended December 31, 2012 and 2011, respectively. Our 2013 provision differs from the provision derived by applying the applicable U.S. federal statutory rate to income from continuing operations due primarily to the benefit of research and development tax credits and nondeductible permanent items. Our 2012 provision differs from the benefit derived by applying the applicable U.S. federal statutory rate to the loss from continuing operations due primarily to the change in valuation allowance for the net deferred tax asset, partially offset by a benefit of research and development tax credits and nondeductible permanent items. Our 2011 provision differs from the provision derived by applying the applicable U.S. federal statutory rate to income from continuing operations due primarily to nondeductible permanent items, partially offset by a benefit of research and development tax credits. See Note 12 of the consolidated financial statements for the reconciliation of statutory tax rates.

As of December 2013, we have a valuation allowance against net deferred assets. While encouraged by the pretax profit earned in 2013 and by the favorable trend of our recent financial results, management believes it is appropriate to obtain confirmatory evidence that the improvement in our results in operations is sustainable, and the realization of at least some of the deferred income tax assets are more likely than not, before reversing a portion of the valuation allowance to earnings. See Note 12 of the consolidated financial statements for additional information on our deferred tax assets.

We intend to review, on a quarterly basis, the conclusions reached about the appropriate amount of our deferred income tax asset valuation allowance.  If we continue to generate profits in 2014 and beyond, it is possible that the US valuation allowance position will be reversed in the foreseeable future.  We expect a significant benefit to be recorded in the period the valuation allowance reversal is recorded and a significantly higher effective tax rate in periods following the valuation allowance reversal.

Liquidity and Capital Resources

Cash and Investments. We invest cash not needed for current operations predominantly in certificate of deposits and debt instruments that are highly liquid, of high-quality investment grade and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of December 31, 2013 cash, cash equivalents and short and long-term marketable securities were $20.4 million, an increase of $3.7 million from $16.7 million at December 31, 2012, and an increase of $0.6 million from $19.8 million at December 31, 2011.

Operating Activities.

	Years Ended December 31,
	2013	2012	2011
	in thousands
Income from continuing operations, net of non-cash items	$12,080	$1,638	$10,397
Income (loss) from discontinued operations, net of non-cash items	147	(14,968)	(18,690)
Changes in working capital	(7,936)	893	5,637
Net cash provided by (used in) operating activities	$4,291	$(12,437)	$(2,656)

Cash provided by (used in) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, share-based compensation expense, impairments, provisions for excess and obsolete inventories, other non-cash items and the effect of changes in working capital and other activities. Cash provided by operating activities in 2013 was $4.3 million compared to cash used in operations of $12.4 million in 2012. 2012 included loss from discontinued operations, adjusted for non-cash items, of $15.0 million. Excluding the impact from discontinued operations, cash provided by operating activities was $4.1 million and $2.5 million in 2013 and 2012, respectively. The increase in cash flow provided by continuing operations was primarily due to an increase in income from continuing operations, net of non-cash items, partially offset by changes in our working capital as a result of larger vendor payments related to the IDT acquisition in 2013, which were accrued in 2012. Our days sales outstanding increased due to stronger shipments late in the fourth quarter 2013 compared to the same period in 2012. Our days payable outstanding decreased as we paid off the payables related to the IDT acquisition activities. Inventory was relatively flat.

Cash used in operating activities in 2012 was $12.4 million compared to cash used in operating activities of $2.7 million and included loss from discontinued operations, adjusted for non-cash items, of $15.0 million and $18.7 million in 2012 and 2011, respectively. Excluding the impact from discontinued operations, cash provided by operating activities was $2.5 million and $16.0 million, respectively. The decrease in cash flow provided by continuing operations was primarily due to a decrease in income from continuing operations, net of non-cash items and changes in our working capital. Our days sales outstanding was relatively flat. The increase in inventory reflects strong demand for our PCI Express products. Our days payable outstanding increased due to the increase of payable related to the IDT acquisition activities, which were subsequently terminated, and the timing of vendor payments.

Investing Activities. Our investing activities are primarily driven by investment of our excess cash, sales of investments, business acquisitions and divestitures and capital expenditures. Capital expenditures have generally been comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures. Cash used in investing activities in 2013 of $6.5 million was due to purchases of investments (net of maturities) of $7.4 million and capital expenditures of $1.1 million, partially offset by the Entropic escrow payment received of $2.0 million in connection with the sale of the PHY business. Cash provided by investing activities in 2012 of $13.4 million was due to the proceeds received from the sale of the PHY business of $10.4 million and the sales and maturities of investments (net of purchases) of $5.5 million, partially offset by capital expenditures of $2.6 million.

Financing Activities. Cash used in financing activities in 2013 of $1.4 million was primarily due to principal payments made against the line of credit of $3.0 million, partially offset by proceeds from the exercise of stock options of $1.9 million. Cash provided by financing activities in 2012 of $1.7 million was due to the borrowings against the line of credit (net of principal payments) of $6.0 million and proceeds from the exercise of stock options of $1.2 million, partially offset by the payment of the note associated with the 2010 acquisition of Teranetics of $4.8 million and payments made on capital lease obligations of $0.6 million.

As of December 31, 2013, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
		Less than	1-3	More than
	Total	1 Year	Years	3 Years
Operating leases - facilities and equipment	$379	$236	$143	$-
Software licenses	3,783	2,966	817	-
Inventory purchase commitments	8,964	8,964	-	-
Borrowings against line of credit	5,000	-	5,000	-
Total cash obligations	$18,126	$12,166	$5,960	$-

On September 30, 2011, we entered into an agreement with Silicon Valley Bank to establish a two-year $10.0 million revolving loan facility. On April 22, 2013, the agreement was amended to increase the facility to $15.0 million and extend the maturity date to September 30, 2015. Borrowings under the credit facility bear interest at rates equal to the prime rate announced from time to time in The Wall Street Journal. As of December 31, 2013 the prime rate was 3.25%.  The facility also provides for commitment, unused facility and letter-of-credit fees. As of December 31, 2013 there is $5.0 million outstanding against the facility. In addition, the company issued an irrevocable letter of credit of $0.8 million against the facility for the bond issued as a result of the judgment in the Internet Machines litigation. Borrowing availability as of December 31, 2013 is $9.2 million. The facility is subject to certain financial covenants for (“EBITDA”), as defined in the agreement, and a monthly quick ratio computation (PLX’s cash, investments and accounts receivable divided by current liabilities). We were in compliance with all financial covenants associated with this facility as of December 31, 2013. See Note 13 of the consolidated financial statements for additional information.

Based on the June 19, 2013 Court’s ruling in the Internet Machines litigation, we were required to issue a bond of $2.7 million for pre-judgment damages awarded and future royalties. As of December 31, 2013, we accrued $2.3 million of the $2.7 million judgment under other accrued expenses in our Consolidated Balance Sheet. Future royalties will be accrued as incurred. See Note 14 of the consolidated financial statements for more information on the Internet Machines litigation.

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

See Note 14 to our consolidated financial statements for additional information on our contractual obligations and commercial commitments.

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

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is reasonably assured.

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

We offer pricing protection to two distributors whereby we support the distributor’s resale product margin on certain products held in the distributor’s inventory. We analyze current requests for credit in process, also known as ship and debits, historical rates and amounts of credits issued and inventory at the distributor to determine the ending sales reserve required for this program. We also offer stock rotation rights to two distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. We analyze current stock rotation requests, past experience and ending inventory to determine the ending sales reserve required for this program. Provisions for reserves are charged directly against revenue and related reserves are recorded as a reduction to accounts receivable.

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

Share-Based Compensation. We estimate the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. We calculate expected volatility using the historical volatility of stock. We estimate the amount of forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The fair value of employee restricted stock units is equal to the market value of our common stock on the date the award is granted.

Taxes. We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2013, we have determined that negative evidence supports the need for a full valuation allowance against our net deferred tax assets. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. We continue to review our conclusions about the appropriate amount of our deferred income tax asset valuation allowance in light of circumstances existing in current periods and considering the expected future period results and will maintain a full valuation until sufficient positive evidence exists to support a reversal of the valuation allowance. If we continue to generate profits in 2014 and beyond, it is possible that the US valuation allowance position will be reversed in the foreseeable future.  We expect a significant benefit to be recorded in the period the valuation allowance reversal is recorded and a significantly higher effective tax rate in periods following the valuation allowance reversal.

Recent Accounting Pronouncements

In February 2013, the FASB issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective prospectively for reporting periods beginning after December 15, 2012. Other than a change in presentation, the adoption of this guidance did not have a material impact on our consolidated financial statements.

In July 2013, the FASB issued guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits as either a reduction of a deferred tax asset or a liability when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents short-term investments and long-term investments of approximately $10.3 million at December 31, 2013. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $58,000 decrease (less than 1%) in the fair value of our available-for-sale securities.  At December 31, 2013, we had an unrealized loss on our investments of approximately $1,000 and an unrealized gain of less than $1,000 at December 31, 2012.

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

Based on their evaluation as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal year that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (1992). Our management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on these criteria.

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

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Consolidated Financial Statements

For the following financial information included herein, see Index on page 40:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Balance Sheets as of December 31, 2013 and 2012.

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2013.

Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2013.

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2013.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013.

Notes to Consolidated Financial Statements.

	2.	Financial Statement Schedule

The financial statement schedules of the Company are included in Part IV of this report: As of and for each of the three years in the period ended December 31, 2013-II Valuation and Qualifying Accounts. All other schedules have been omitted because they are not applicable.

	3.	Exhibit Index

See Exhibit Index immediately following the signature page for a list of exhibits filed or incorporated by reference as a part of this report.

(b)	Exhibits

The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15 (a) (3) above.

PLX TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PLX Technology, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of PLX Technology, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  In connection with our audits of the financial statements, we have also audited Schedule II – Valuation and Qualifying Accounts as of and for each of the years ended December 31, 2013, 2012 and 2011.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLX Technology, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, Schedule II – Valuation and Qualifying Accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PLX Technology, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2014, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
San Jose, California
March 7, 2014

 Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
PLX Technology, Inc.
Sunnyvale, California

We have audited PLX Technology, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  PLX Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial  reporting  includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable  assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting  principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PLX Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PLX Technology, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 7, 2014, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
San Jose, California
March 7, 2014

 PLX TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$11,021	$14,673
Short-term investments	8,295	1,787
Accounts receivable, less allowances of $1,756 and $2,100	12,835	10,635
Inventories	10,289	10,560
Other current assets	2,117	2,894
Total current assets	44,557	40,549
Goodwill	20,461	20,461
Property and equipment, net	10,333	11,267
Long-term investments	1,108	251
Other assets	701	451
Total assets	$77,160	$72,979

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,511	$10,738
Accrued compensation and benefits	4,050	4,493
Accrued commissions	480	817
Other accrued expenses	3,213	2,259
Short term borrowings against line of credit	-	8,000
Total current liabilities	14,254	26,307
Long term borrowings against line of credit	5,000	-
Total liabilities	19,254	26,307

Commitments and contingencies (Notes 11 and 14)

Stockholders' equity:
Preferred stock, $0.001 par value per share:
Authorized -- 5,000,000 shares: none issued and outstanding	-	-
Common stock, $0.001 par value per share:
Authorized -- 200,000,000 shares: issued and outstanding - 45,791,169 and 45,094,668	46	45
Additional paid-in capital	193,391	189,444
Accumulated other comprehensive loss	(277)	(226)
Accumulated deficit	(135,254)	(142,591)
Total stockholders' equity	57,906	46,672
Total liabilities and stockholders' equity	$77,160	$72,979

 See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Net revenues	$104,490	$100,248	$111,152
Cost of revenues	45,359	41,462	46,600
Gross profit	59,131	58,786	64,552

Operating expenses
Research and development	24,876	27,532	28,218
Selling, general and administrative	26,442	28,927	28,037
Net acquisition and restructuring related costs	291	6,898	(507)
Amortization of purchased intangible assets	-	245	2,801
Total operating expenses	51,609	63,602	58,549

Income (loss) from operations	7,522	(4,816)	6,003
Interest income	86	33	73
Interest expense	(247)	(203)	(165)
Other income (expense), net	4	21	(56)
Income (loss) from continuing operations before provision for income taxes	7,365	(4,965)	5,855

Provision for income taxes	229	236	2,751

Income (loss) from continuing operations, net of tax	7,136	(5,201)	3,104
Income (loss) from discontinued operations, net of tax (1)	201	(27,388)	(27,927)
Net income (loss)	$7,337	$(32,589)	$(24,823)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.16	$(0.12)	$0.07
Income (loss) from discontinued operations	$-	$(0.61)	$(0.63)
Net income (loss)	$0.16	$(0.73)	$(0.56)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.15	$(0.12)	$0.07
Income (loss) from discontinued operations	$-	$(0.61)	$(0.62)
Net income (loss)	$0.15	$(0.73)	$(0.55)

Shares used to compute per share amounts
Basic	45,603	44,882	44,559
Diluted	46,523	44,882	45,016

(1)	Income (loss) from discontinued operations includes gain on disposal of $297 and $3,450 for 2013 and 2012, respectively.

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$7,337	$(32,589)	$(24,823)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities, net	(2)	(8)	15
Foreign currency translation adjustments	(49)	(71)	(14)
Comprehensive net income (loss)	$7,286	$(32,668)	$(24,822)

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common Stock		Paid-in	Income	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at December 31, 2010	44,504,371	$45	$183,090	$(148)	$(85,179)	$97,808

Share-based compensation expense	-	-	1,872	-	-	1,872
Issuance of stock:
under employee equity plans	196,747	-	361	-	-	361
Change in unrealized loss on investments	-	-	-	15	-	15
Translation adjustments	-	-	-	(14)	-	(14)
Net loss	-	-	-	-	(24,823)	(24,823)
Balance at December 31, 2011	44,701,118	45	185,323	(147)	(110,002)	75,219

Share-based compensation expense	-	-	2,963	-	-	2,963
Issuance of stock:
under employee equity plans, net of settlement for taxes	393,550	-	1,158	-	-	1,158
Change in unrealized loss on investments	-	-	-	(8)	-	(8)
Translation adjustments	-	-	-	(71)	-	(71)
Net loss	-	-	-	-	(32,589)	(32,589)
Balance at December 31, 2012	45,094,668	45	189,444	(226)	(142,591)	46,672

Share-based compensation expense	-	-	2,388	-	-	2,388
Issuance of stock:
under employee equity plans, net of settlement for taxes	696,501	1	1,559	-	-	1,560
Change in unrealized loss on investments	-	-	-	(2)	-	(2)
Translation adjustments	-	-	-	(49)	-	(49)
Net income	-	-	-	-	7,337	7,337
Balance at December 31, 2013	45,791,169	$46	$193,391	$(277)	$(135,254)	$57,906

See accompanying notes to consolidated financial statements.

PLX TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$7,337	$(32,589)	$(24,823)
Adjustments to reconcile net income (loss) to net cash flows from operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	2,086	2,993	3,510
Share-based compensation expense	2,388	2,963	1,872
Amortization of purchased intangible assets	-	5,284	10,639
Impairment of assets	-	10,343	-
Gain on sale of business	(297)	(3,450)	-
Write-downs of inventories	672	1,035	1,649
Escrow claim settlement	-	-	(1,397)
Other non-cash items	41	91	257
Changes in operating assets and liabilities:
Accounts receivable	(2,200)	434	2,481
Inventories	(401)	(3,952)	2,773
Other current assets	(926)	29	2,816
Other assets	(356)	244	(300)
Accounts payable	(4,227)	3,604	(1,649)
Accrued compensation and benefits	(443)	907	(1,612)
Accrued commissions	(337)	185	118
Other accrued expenses	954	(558)	1,010
Net cash provided by (used in) operating activities	4,291	(12,437)	(2,656)

Cash flows from investing activities:
Cash received in divestiture	2,000	10,400	500
Purchase of marketable securities	(14,442)	(5,589)	(6,257)
Maturities of marketable securities	7,040	8,091	10,035
Sales of marketable securities	-	3,019	6,204
Purchase of property and equipment	(1,054)	(2,561)	(2,956)
Net cash provided by (used in) investing activities	(6,456)	13,360	7,526

Cash flows from financing activities:
Borrowing against line of credit	-	12,500	2,000
Principal payments on line of credit	(3,000)	(6,500)	-
Proceeds from exercise of common stock options	1,881	1,224	361
Taxes paid related to net share settlement of equity awards	(321)	(66)	-
Principal payment on acquisition note	-	(4,848)	-
Principal payments on capital lease obligations	-	(583)	(906)
Net cash provided by (used in) financing activities	(1,440)	1,727	1,455
Effect of exchange rate fluctuations on cash and cash equivalents	(47)	(74)	(63)
Increase (decrease) in cash and cash equivalents	(3,652)	2,576	6,262
Cash and cash equivalents at beginning of year	14,673	12,097	5,835
Cash and cash equivalents at end of year	$11,021	$14,673	$12,097

Supplemental disclosure of cash flow information:
Cash from income tax refunds	$10	$15	$990
Cash paid for income taxes	$218	$17	$9
Cash paid for interest	$244	$334	$56

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

On September 20, 2012, the Company completed the sale of a portion of its physical layer 10GBase-T integrated circuit (“PHY”) family of products pursuant to an Asset Purchase Agreement between the Company and Aquantia Corporation dated September 14, 2012.  The Company had also entered into an Asset Purchase Agreement with Entropic Communications, Inc. on July 6, 2012, as amended on November 21, 2012, pursuant to which the Company completed the sale of its digital channel stacking switch product line within the PHY product family, including certain assets exclusively related to the product line.  Together, these divestitures completed the sale of the PHY business. The operations of the PHY related business have been segregated from continuing operations and are presented as discontinued operations in the Company’s consolidated statement of operations for the periods from October 1, 2010, the date the Company acquired the PHY business, through December 31, 2013 in these financial statements.

On April 30, 2012, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Integrated Device Technology, Inc. ("IDT") in which IDT would purchase all of the Company's outstanding shares of common stock in exchange for consideration, per share, comprised of (i) $3.50 in cash plus (ii) 0.525 of a share of IDT common stock.

The agreement was subject to various conditions, including, but not limited to (i) at least a majority of shares of PLX common stock then outstanding (calculated on a fully diluted basis) being tendered into the Offer, (ii) the expiration or termination of the applicable Hart-Scott-Rodino Act ("HSR Act") waiting period, (iii) the registration statement for IDT's common stock issuable in connection with the Offer and Merger being declared effective by the SEC and the listing of such shares on Nasdaq and (iv) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) with respect to PLX's business.

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

Investments

At December 31, 2013, the Company’s securities consisted of certificates of deposits and debt securities.  Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2013 and 2012, all debt securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices or prices quoted in markets that are not active, with unrealized gains and losses reported in a separate component of stockholders' equity. The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity both of which are included in interest income. Realized gains and losses are recorded on the specific identification method.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	December 31,
	2013	2012
Work-in-process	$5,561	$4,986
Finished goods	4,728	5,574
Total	$10,289	$10,560

The Company evaluates the need for potential inventory write downs by considering a combination of factors, including the life of the product, sales history, obsolescence, sales forecasts and expected sales prices.

Goodwill

Goodwill represents the excess of cost over the value of net assets of businesses acquired and is carried at cost unless write-downs for impairment are required. The Company’s goodwill as of December 31, 2013, is a result of the Oxford and Teranetics acquisition on January 2, 2009 and October 1, 2010, respectively, as adjusted for the 2012 divestiture of the PHY business and the 2011 divestiture of the UK design team.  The Company evaluates the carrying value of goodwill on an annual basis during the fourth quarter and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable. Such indicators would include a significant reduction in the Company's market capitalization, a decrease in operating results or a deterioration in the Company's financial position. The Company operates under a single reporting unit, and accordingly, all of its goodwill is associated with the entire company. In the fourth quarter of 2013 and 2012, the Company tested the carrying value of goodwill and determined there was no impairment.

Changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Goodwill	$55,153	$56,030
Accumulated impairment losses	(34,692)	(34,692)
Net goodwill at beginning of period	20,461	21,338

Goodwill adjustment for divestiture of PHY business	-	(877)
Net goodwill at end of period	$20,461	$20,461

Long-lived Asset Impairment

Long-lived assets, principally property and equipment, held and used by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable.  The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows generated by the asset.  If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of thirty nine years for buildings, three to eight years for building improvements and three to seven years for equipment, furniture and purchased software.

Property and equipment are as follows (in thousands):

	December 31,
	2013	2012
Land	$3,150	$3,150
Building and improvements	4,327	4,327
Equipment and furniture	15,888	14,955
Purchased software	2,401	2,371
	25,766	24,803
Accumulated depreciation	(15,433)	(13,536)
Net property and equipment	$10,333	$11,267

Depreciation and amortization expense from continuing operations pertaining to property and equipment was approximately $2.0 million, $2.2 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The Company recognizes the tax liability for uncertain income tax positions on the income tax return based on the two-step process. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires the Company to determine the probability of various possible outcomes. The Company evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit and new exposures. If the Company later determines that the exposure is lower or that the liability is not sufficient to cover its revised expectations, the Company adjusts the liability and effect a related change in its tax provision during the period in which the Company makes such determination.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is reasonably assured.

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

The Company offers pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. The Company analyzes current requests for credit in process, also known as ship and debits, historical rates and amounts of credits issued and inventory at the distributor to determine the ending sales reserve required for this program. The Company also offers stock rotation rights to two distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. The Company analyzes current stock rotation requests, past experience and ending inventory to determine the ending sales reserve required for this program. As of December 31, 2013 and 2012, the Company had a reserve allowance for these programs of $1.8 million and $2.1 million, respectively. Provisions for reserves are charged directly against revenue and related reserves are recorded as a reduction to accounts receivable.

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

Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive loss, net of tax, reflected in the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), consisted of the following (in thousands):

	Year Ended December 31, 2013
	Unrealized gain (loss)	Foreign currency
	on marketable securities	translation adjustments	Total
Balance at January 1, 2013	$1	$(227)	$(226)
Other comprehensive loss before reclassifications	(2)	(49)	(51)
Balance at December 31, 2013	$(1)	$(276)	$(277)

There were no amounts reclassified from accumulated other comprehensive loss in 2013.

	Year Ended December 31, 2012
	Unrealized gain (loss)	Foreign currency
	on marketable securities	translation adjustments	Total
Balance at January 1, 2012	$9	$(156)	$(147)
Other comprehensive loss before reclassifications	(4)	(71)	(75)
Amount reclassified from AOCI	(4)	-	(4)
Balance at December 31, 2012	$1	$(227)	$(226)

	Year Ended December 31, 2011
	Unrealized gain (loss)	Foreign currency
	on marketable securities	translation adjustments	Total
Balance at January 1, 2011	$(6)	$(142)	$(148)
Other comprehensive income (loss) before reclassifications	19	(67)	(48)
Amount reclassified from AOCI	(4)	53	49
Balance at December 31, 2011	$9	$(156)	$(147)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive loss to the consolidated statement of operations (in thousands):

	Years Ended December 31,			Statement of Operations
	2013	2012	2011	Location
Unrealized gain (loss) on marketable securities	$-	$4	$4	Other income (expense), net
Foreign currency translation adjustments	-	-	(53)	Other income (expense), net
	$-	$4	$(49)	Net income (loss)

Recent Accounting Pronouncements

In February 2013, the FASB issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective prospectively for reporting periods beginning after December 15, 2012. Other than a change in presentation, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits as either a reduction of a deferred tax asset or a liability when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Employee Stock Ownership Plan

In January 2009, the Company established the PLX Technology, Inc. Employee Stock Ownership Plan (the “ESOP”). The ESOP is a non-leveraged, tax-qualified defined contribution retirement plan that is non-contributory.  PLX regular employees (other than nonresident aliens with no U.S.-source income, employees covered by a collective bargaining agreement, leased employees and employees of a non-participating subsidiary of PLX) who are at least 18 years old and have worked for PLX for at least 12 consecutive months are eligible to participate in the ESOP.  The Company makes cash contributions equal to a percentage of eligible compensation that is determined annually by the Board of Directors. Compensation costs are recorded based on the cash contribution amounts. Eligible compensation was limited to $150,000.  The contributions are used to purchase common stock of the Company. Since the adoption of the ESOP, the Company has made annual contributions of 2% of each employee's eligible compensation up to a maximum of $3,000 for any single employee (2% of $150,000 of eligible compensation).  In accordance with the IDT merger agreement, which was subsequently terminated, the Company ceased contributing to the plan after the April 2012 contribution. The reinstatement of contributions was approved by the Company’s Board of Directors effective as of the first quarter of 2013. Eligible participants received a share allocation at the end of the plan year based on the contributions plus an additional allocation for forfeitures that occurred during the plan year.  The shares and forfeitures are allocated to each ESOP participant who is employed on the last day of the ESOP Plan Year (December 31) in the same proportion that the compensation (up to the $150,000 limit) of each ESOP participant bears to the eligible compensation of all ESOP participants.

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

	Years Ended December 31,
	2013	2012	2011
Expected volatility	57.94%	62.90%	61.34%
Expected life (in years)	4.34	4.35	4.32
Risk-free interest rate	1.13%	0.68%	1.21%

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

As share-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years 2013, 2012 and 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table shows total share-based compensation and employee stock ownership plan expenses recorded for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cost of revenues	$12	$147	$47
Research and development	788	1,007	485
Selling, general and administrative	1,952	1,739	1,138
Discontinued operations (1)	(54)	251	660
Total share-based compensation expense	$2,698	$3,144	$2,330

(1)  Recorded in loss from discontinued operations in the Consolidated Statement of Operations.

Share-based compensation expense from employee stock options and restricted stock units (“RSUs”) was $2.4 million, $3.0 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. For the same periods, ESOP expenses were $0.3 million, $0.2 million and $0.5 million, respectively.

A summary of option activity under the Company’s stock equity plans during the years ended December 31, 2013, 2012 and 2011 are as follows:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
Options	Shares	Exercise Price	(in years)	Value (1)
Outstanding at December 31, 2010	4,202,653	$4.34	5.06	$2,314,975
Granted	1,484,500	3.44
Exercised	(196,747)	1.84
Cancelled	(888,039)	4.35

Outstanding at December 31, 2011	4,602,367	4.15	4.61	$872,567
Granted	1,066,000	4.38
Exercised	(372,444)	3.29
Cancelled	(1,083,371)	4.86

Outstanding at December 31, 2012	4,212,552	4.11	3.93	$1,751,614
Granted	1,292,000	4.78
Exercised	(534,921)	3.51
Cancelled	(317,068)	5.62

Outstanding at December 31, 2013	4,652,563	4.26	4.09	$11,427,206

Exercisable at December 31, 2013	2,870,905	$4.16	3.12	$7,570,994

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price on December 31, 2013, 2012 and 2011.

The Black-Scholes weighted average fair values of options granted during the years ended December 31, 2013, 2012 and 2011 were $2.24, $2.17 and $1.69, respectively.

The following table summarizes ranges of outstanding and exercisable options as of December 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of		Contractual Term	Average		Average
Exercise Price	Number	(in years)	Exercise Price	Number	Exercise Price
$1.80-$2.69	947,091	2.36	$2.11	882,231	$2.07
$2.70-$4.10	1,356,291	4.42	3.82	817,860	3.75
$4.11-$4.55	966,000	6.15	4.54	114,000	4.53
$4.56-$6.46	1,010,457	4.09	5.12	749,805	5.19
$6.47-$15.58	372,724	2.00	8.26	307,009	8.61
Total	4,652,563	4.09	$4.26	2,870,905	$4.16

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $0.8 million, $0.8 million and $0.3 million, respectively.

The fair value of options vested during the year ended December 31, 2013 was approximately $3.0 million.

As of December 31, 2013, total unrecognized compensation costs, net of estimated forfeitures, related to nonvested stock options was $1.4 million which is expected to be recognized as expense over a weighted average period of approximately 1.22 years.

The following table summarizes the activity for our RSUs during the years ended December 31, 2013 and 2012:

	Nonvested Restricted Stock Units
	Number of	Weighted Average
	Shares	Grant-Date Fair Value
December 31, 2011	-	$-
Granted	301,000	6.27
Vested	(33,500)	6.46
Cancelled	(27,400)	6.66

December 31, 2012	240,100	6.20
Vested	(240,100)	6.20

December 31, 2013	-	$-

As of December 31, 2013, there are no unvested RSUs.

3.  Net Income (Loss) Per Share

The Company uses the treasury stock method to calculate the weighted-average shares used in the diluted earnings per. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011
Income (loss) from continuing operations	$7,136	$(5,201)	$3,104

Weighted average shares outstanding - basic	45,603	44,882	44,559
Dilutive effect of stock options and RSUs	920	-	457
Weighted average shares outstanding - diluted	46,523	44,882	45,016

Basic income (loss) per share from continuing operations	$0.16	$(0.12)	$0.07
Diluted income (loss) per share from continuing operations	$0.15	$(0.12)	$0.07

Weighted average employee stock options to purchase approximately 1.2 million shares for the year ended December 31, 2013, were outstanding, but were not included in the computation of diluted earnings per share as the exercise price of the options was greater than the average share price of the Company’s stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices was greater than the weighted average number of shares underlying outstanding option and, therefore, the effect would have been anti-dilutive.

As the Company incurred a loss from continuing operations for the year ended December 31, 2012, the effect of dilutive securities, totaling 4.5 million has been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive.  Dilutive securities are comprised of options to purchase common stock and RSUs.

Weighted average employee stock options to purchase approximately 3.4 million for the year ended December 31, 2011, were outstanding, but were not included in the computation of diluted earnings per share as the exercise price of the options was greater than the average share price of the Company’s stock and, therefore, the effect would have been anti-dilutive.

4.  Financial Instruments

Fair Value Measurements

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$1	$1	$-	$-
Certificate of deposit	7,555	-	7,555	-
Marketable securities	2,716	-	2,716	-
Total	$10,272	$1	$10,271	$-

		Fair Value Measurement as Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$1,809	$1,809	$-	$-
Certificate of deposit	2,707	-	2,707	-
Marketable securities	1,259	-	1,259	-
Escrow Receivable	1,600	-	-	1,600
Total	$7,375	$1,809	$3,966	$1,600

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

As of December 31, 2013, there were no assets requiring Level 3 measurements. The estimated fair value of the escrow payment was based on assumptions made regarding potential claims against the escrow using historical and market data and a 3.25% discount rate to consider present value. The Company estimated a claims rate of 17%. The escrow payment was received in November 2013. See Note 7 of the consolidated financial statements for more information on the escrow receivable.

Investments

As of December 31, 2013, the Company’s securities consisted of certificates of deposits and debt securities and were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices or prices quoted in markets that are not active, with unrealized gains and losses reported in a separate component of stockholders’ equity.  The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity, both of which are included in interest income.  Realized gains and losses are recorded on the specific identification method.

The fair value of available-for-sale investments is as follows (in thousands):

	December 31, 2013
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Certificate of deposit	$7,557	$-	$(2)	$7,555
Marketable securities:
Municipal bonds	2,125	1	-	2,126
US treasury and government agencies securities	590	-	-	590
Total	$10,272	$1	$(2)	$10,271
Less amounts classified as cash equivalents				(868)
Total short and long-term available-for-sale investments				$9,403

Contractual maturity dates for investments:
Less than one year:				8,295
One to two years:				1,108
				$9,403

	December 31, 2012
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Certificate of deposit	$2,707	$-	$-	$2,707
Marketable securities:
Corporate bonds and notes	278	-	-	278
Municipal bonds	981	-	-	981
Total	$3,966	$-	$-	$3,966
Less amounts classified as cash equivalents				(1,928)
Total short and long-term available-for-sale investments				$2,038

Contractual maturity dates for investments:
Less than one year:				1,787
One to two years:				251
				$2,038

The following tables show the gross unrealized losses and fair value for investments in an unrealized loss position as of December 31, 2013, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	December 31, 2013
	Less than 12 Months		12 months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificate of deposit	$1,956	$(2)	$-	$-	$1,956	$(2)
Total	$1,956	$(2)	$-	$-	$1,956	$(2)

As of December 31, 2012, the Company had an aggregate unrealized loss of less than $1,000.

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

5.  Concentrations of Credit, Customer and Supplier Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments and trade receivables. The Company generally invests its excess cash in money market funds, certificates of deposits, corporate bonds with high credit ratings, municipal bonds and treasury bills. The Company’s cash, cash equivalents, short and long-term investments were approximately $20.4 million as of December 31, 2013 which exceeded the amount insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Company has not experienced any significant losses on its cash equivalents or short and long-term investments.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. Customers who accounted for 10% or more of net accounts receivable are as follows:

	December 31,
	2013	2012	2011
Excelpoint Systems Pte Ltd.	26%	30%	27%
Answer Technology, Inc.	21%	19%	12%
Avnet, Inc.	*	21%	28%

*   Less than 10%

The Company analyzes the need for reserves for potential credit losses and records reserves when necessary. Through fiscal 2013, there were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Years Ended December 31,
	2013	2012	2011
Excelpoint Systems Pte Ltd.	32%	27%	24%
Avnet, Inc.	23%	24%	24%
Answer Technology, Inc.	12%	19%	18%

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

On July 6, 2012, the Company had also entered into an Asset Purchase Agreement (the “Entropic APA”) with Entropic Communications, Inc., pursuant to which the Company completed the sale of its digital channel stacking switch product line within the PHY product family, including certain assets exclusively related to the product line. Under the terms of the Entropic APA, the Company continued to have an obligation to complete the development in process.  The agreement provided for $3.0 million upon closing and up to $5.0 million in future payments.  Future payments consisted of a milestone payment of $2.0 million in connection with product acceptance, a $2.0 million escrow payment relating to certain representations, warranties and indemnities made by PLX and is due to be released to PLX twelve months after product acceptance and a $1.0 million milestone payment in the event a third party royalty arrangement is secured.  In conjunction with the Entropic APA, the Company entered into an Intellectual Property License Agreement (the “License Agreement”) with Entropic which provided a fully paid, non-exclusive, royalty free license to certain of the physical layer 10GBase-T integrated circuit technology and provided for a $4.0 million payment from Entropic to the Company upon signing.  In connection with the transaction with Aquantia, on November 21, 2012, the Company negotiated a modification to the Agreement with Entropic that amended and restated the product acceptance milestone such that the milestone was deemed to have occurred upon execution of the amendment and changed the associated consideration from $2.0 million to $1.4 million.  In exchange, the obligation of PLX to complete the development of the product was assumed by Entropic.

The consideration received for the combined sale of the PHY business totaled $12.0 million and consisted of cash received at closing in connection with the Aquantia APA of $2.0 million, the Entropic APA of $3.0 million, the License Agreement of $4.0 million, the accelerated product acceptance milestone payment of $1.4 million and the rights to the estimated fair value of the escrow payment under the Entropic APA of $1.6 million.  The estimated fair value of the escrow payment was included in the Company’s balance sheet as other current assets as of December 31, 2012 and was based on assumptions made regarding potential claims against the escrow using historical and market data. The escrow payment was received for the full $2.0 million in November 2013 and $0.3 million was recorded as a gain for 2013.  Future payments of up to $1.0 million which is contingent on future milestone achievements were not included in the consideration recorded and will be accounted for when they are probable of being received. The Company recorded a gain of $0.3 million and $3.5 million in 2013 and 2012, respectively, related to this divestiture. The following table summarizes the components of the gain (in thousands):

	Years Ended December 31,
	2013	2012
Cash proceeds from sale (including fair value amount held escrow)	$-	$12,000
Amount received in excess of escrow fair value	334	-
Less carrying value of assets transferred and asset write-offs:
Inventory transferred	-	(1,254)
Fixed assets transferred	-	(631)
Intangible assets write-off	-	(5,783)
Goodwill write-off	-	(877)
Other adjustments	(37)	(5)
Total gain on disposal	$297	$3,450

The following is selected financial information included in loss from discontinued operations:

	Years Ended December 31,
	2013	2012	2011
	in thousands
Revenues	$-	$2,947	$4,637
Gain on disposal	297	3,450	-
Income (loss) before income taxes	240	(27,476)	(30,531)
Provision (benefit) from income taxes	39	(88)	(2,604)
Income (loss) from discontinued operations	$201	$(27,388)	$(27,927)

8.  Acquisition and Restructuring Costs

	Years Ended December 31,
	2013	2012	2011
	in thousands
Deal costs	$12	$6,898	$88
Escrow claim settlement	-	-	(1,397)
Severance costs	279	-	501
Lease commitment accrual	-	-	301
	$291	$6,898	$(507)

Acquisition Costs

In 2013, the Company recorded $12,000 of outside legal and accounting costs associated with the wrap up of the IDT acquisition activities, which were terminated in December 2012. In 2012, the Company recorded acquisition related costs of $6.9 million, primarily for outside legal and banking expenses associated with the IDT acquisition activities. In 2011 we recorded $0.1 million in acquisition related costs associated with the October 1, 2010 acquisition of Teranetics. Deal costs related primarily to outside legal and accounting costs.

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

Severance

In the year ended December 31, 2013, the Company recorded approximately $0.3 million of severance and benefit related costs, included in acquisition and restructuring related costs in the Consolidated Statement of Operations, related to the termination of 4 employees worldwide as part of the restructuring of SG&A activities as a result of the divestiture of the PHY business. As of December 31, 2013 all of the severance and benefit accruals were paid.

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

The following table summarizes the activity within the severance and benefit related liability (in thousands):

	December 31,
	2013	2012
Liability at beginning of year	$315	$-
Continuing operations expense	279	-
Discontinued operations expense (1)	-	592
Cash payments	(594)	(277)
Liability at end of year	$-	$315

(1)
Recorded in loss from discontinued operations in the Consolidated Statement of Operations. Severance related to the termination of 14 employees and 4 contractors in connection with the sale of the PHY business.

Lease Termination

In connection with the downsizing of UK operations, the Company vacated the first floor of its building as of March 2011. In March 2011, the Company recorded a $0.3 million liability, included in other accrued expenses in the Consolidated Balance Sheet, for future lease costs and early termination fees. The lease accrual charge of $0.3 million was recorded in acquisition and restructuring related costs in the Consolidated Statement of Operations. As of December 31, 2011 the lease liability was paid.

9.  Asset Impairment

In June 2012 the Company recorded impairment charges of $10.3 million related to its 10 Gigabit Ethernet business, including core technology of $9.6 million, trade name and customer relationships of $0.2 million and certain tangible assets of $0.5 million.  The primary factors contributing to this impairment charge was the uncertainty of and reduction in forecasted cash flows, resulting in  an increase in the probability that the product line will be sold or disposed of based on the reduction and timing of future cash flows.  In determining the amount of impairment charges the Company calculated the fair value of the asset group as of the impairment date.  The valuation of the assets was classified as a level 3 measurement under the fair value measurement guidance. The fair value was determined using the weighted average of a discounted cash flow analysis and a market approach along with proceeds received from Entropic in July 2012 in connection with the IP license agreement.  The discounted cash flow approach calculates the value based on the risk-adjusted present value of the cash flows related to 10 Gigabit Ethernet while the market approach calculates the value based on  indications of what a market participant would pay for the asset group.  The key unobservable inputs utilized in the discounted cash flow model include a 40% discount rate, a tax rate of 40% and future cash flows based on current product and market data.  The impairment was recorded in discontinued operations in the Company’s Consolidated Statement of Operations in 2012.

10.  Other Intangible Assets

The acquisition of Teranetics and Oxford included the acquisition of $30.5 million and $9.1 million, respectively, of identifiable intangible assets.  All of these intangibles were subject to amortization.  There is no estimated residual value on any of the intangible assets. As of December 31, 2012 all acquired intangibles were fully amortized. There was no amortization expense in 2013.

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

The amortization expense was $0.2 million and $2.8 million for the years ended December 31, 2012 and 2011, respectively.

The amortization expense from discontinued operations was $5.1 million and $7.8 million for the years ended December 31, 2012 and 2011, respectively.  In the second quarter of 2012, the Company recorded impairment charges of $9.8 million related to its core technology, trade name and customer relationships acquired in the Teranetics acquisition. See Note 9 of the consolidated financial statements for more information on the impairment. As a result of the impairment and the Entropic and Aquantia transactions, the Company reduced the remaining useful lives and accelerated the amortization of the Teranetics acquired intangibles. The remaining value of the intangibles of $5.8 million was written off and included in the gain on disposal in 2012. See Note 7 of the consolidated financial statements for more information on the divestiture of the PHY business.

11.  Retirement Savings Plan

The Company sponsors the PLX Technology, Inc. 401(k) Plan (the “Plan”).  The Plan allows all full-time employees to contribute up to 100% of their annual compensation.  However, employee contributions are limited to a maximum annual amount established by the Internal Revenue Service. Beginning in 1996, the Company made a matching contribution calculated at 50 cents on each dollar of the first 6% of the participant’s compensation. The Company's expenses relating to the plan were approximately $0.4 million, $0.4 million and $0.4 million for 2013, 2012 and 2011, respectively.

In January 2009, the Company established the PLX Technology, Inc. Employee Stock Ownership Plan (the “ESOP”). The ESOP is non-contributory and provides cash contribution at a percent of eligible U.S. compensation that is determined annually by the Board of Directors. The Company contributes 2% of eligible compensation up to $3,000 per employee.  In accordance with the IDT merger agreement, which was subsequently terminated, the Company ceased contributing to the plan after the April 2012 contribution. The reinstatement of contributions was approved by the Company’s Board of Directors effective as of the first quarter of 2013. The expense recorded for contributions to this plan was approximately $0.3 million, $0.1 million and $0.3 million for 2013, 2012 and 2011, respectively.

12. Income Taxes

The components of income before income tax provision for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
United States	$5,133	$(8,510)	$8,718
Foreign	2,232	3,545	(2,863)
Income (loss) before income tax provision	$7,365	$(4,965)	$5,855

The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Federal:
Current	$153	$146	$2,699
	153	146	2,699

State:
Current	41	20	5
	41	20	5

Foreign:
Current	35	70	47
	35	70	47

Total	$229	$236	$2,751

The provision (benefit) for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal income tax rate as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Tax provision (benefit) at the U.S. statutory rate	$2,578	$(1,740)	$2,340
State taxes (net of federal benefit)	41	15	12
Research and development credit	(1,289)	(2,982)	(1,137)
Change in valuation allowance	(431)	6,147	274
Foreign rate differential	(726)	(1,171)	1,037
Other individually immaterial items	56	(33)	225
	$229	$236	$2,751

During the year ended December 31, 2013, the Company’s deferred tax asset valuation allowance increased by $0.2 million. The Company’s deferred tax asset valuation allowance decreased by $3.5 million in 2012 and increased by $11.2 million in 2011.  The increase from December 31, 2012 to December 31, 2013 relates to the deferred tax assets generated primarily related to the true up of NOL carryforwards. The decrease from December 31, 2011 to December 31, 2012 relates to the sale of the PHY business and the unrealizability of the Teranetics tax attributes.

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Accrued expenses and reserves	$4,175	$3,566
Net operating loss carryforwards	37,159	39,298
Research and development credits	18,950	17,297
Depreciation	1,136	1,723
Share-based compensation	5,870	5,673
Other	(117)	114
Gross deferred tax assets:	67,173	67,671
Valuation Allowance	(67,173)	(67,021)
	-	650

Deferred tax liabilities:
Acquisition related intangibles	-	(650)
Total net deferred tax assets	$-	$-

At December 31, 2013, the Company had federal and state net operating loss carryforwards of $81.6 million and $47.5 million, respectively. Net operating loss carryforwards will expire at various dates through 2032.  During the fourth quarter of 2010, the Company concluded its analysis under Internal Revenue Code Section 382 for federal net operating losses and determined that utilization of the net operating loss and credit carryforwards are subject to various annual limitations. In addition, as of December 31, 2013, the Company had federal and state tax credit carryforwards of approximately $12.0 million and $17.8 million, respectively.  The federal research and development credits will expire beginning in 2019 and the state credits will carryforward indefinitely. The Company also has approximately $25.7 million of net operating loss carryforwards from its UK operations.

Approximately $2.8 million of the federal and $2.1 million of the state net operating loss carryforward relate to excess tax deductions from stock options which have not yet been realized.  The accounting guidance for share-based compensation prohibits recognition of a deferred income tax asset for excess tax benefits due to stock option exercises that have not yet been realized through a reduction in income tax payable.

Due to operating losses incurred, the Company created a full valuation allowance as of December 2002 for deferred tax assets.  As of December 2013, a valuation allowance continues to be recorded for the net deferred tax asset based on management’s assessment that the realization of deferred tax assets is uncertain due to the history of losses, the variability of operating results and the inability to conclude that it is more likely than not that sufficient taxable income would be generated in future periods to realize those deferred tax assets. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance. As of December 2013, the Company has a valuation allowance against net deferred assets of $67.2 million.

The Company intends to review on a quarterly basis the conclusions reached about the appropriate amount of its deferred income tax asset valuation allowance.  We expect a significant benefit to be recorded in the period the valuation allowance reversal is recorded and a significantly higher effective tax rate in periods following the valuation allowance reversal.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is a follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Unrecognized tax benefits balance, beginning of period	$5,429	$4,401	$4,038
Gross increase for tax positions for prior year	58	553	-
Gross increase for tax positions for current year	373	475	363
Unrecognized tax benefits balance, end of period	$5,860	$5,429	$4,401

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

The Company is subject to taxation in the US and various state and foreign jurisdictions. The tax years 1999-2012 remain open to examination by the federal and state tax authorities. Net operating loss and tax credit carryforwards generated in prior periods remain open to examination.

The Company has made no provision for U.S. income taxes on approximately $0.7 million of cumulative undistributed earnings of certain foreign subsidiaries because it is the Company’s intention to indefinitely reinvest such earnings.  If such earnings were distributed, the Company would accrue additional taxes of approximately $0.3 million. Foreign operations generated pre-tax profit of $2.2 million and $3.5 million in 2013 and 2012, respectively, and a pre-tax loss of $2.8 million in 2011.

13.  Line of Credit

On September 30, 2011, the Company entered into an agreement with Silicon Valley Bank (SVB) to establish a two-year $10.0 million revolving loan facility. On April 22, 2013, the agreement was amended to increase the facility to $15.0 million and extend the maturity date to September 30, 2015. The facility provides for revolving advances based on a borrowing-base formula tied to the Company’s receivables and also provides for month-end and fiscal quarter-end advances beyond the borrowing-base formula subject to certain limitations and requirements. Borrowings under the credit facility bear interest at rates equal to the prime rate announced from time to time in The Wall Street Journal. As of December 31, 2013 the prime rate was 3.25%.  The facility also provides for commitment, unused facility and letter-of-credit fees. The facility is secured by liens on the Company’s personal property assets except for intellectual property, which is subject to a negative pledge against encumbrance. As of December 31, 2013 there is $5.0 million outstanding against the facility. In addition, the Company issued an irrevocable letter of credit of $0.8 million against the facility for the bond issued as a result of the judgment in the Internet Machines litigation. Borrowing availability as of December 31, 2013 is $9.2 million. Interest payments are made monthly with principal due at maturity.

The facility is subject to certain financial covenants for earnings before interest, taxes, depreciation and amortization (“EBITDA’), as defined in the agreement, and a monthly quick ratio computation (PLX’s cash, investments and accounts receivable divided by current liabilities). The Company was in compliance with all financial covenants associated with this facility as of December 31, 2013.

14.  Commitments and Contingencies

The Company uses several contract manufacturers and suppliers to provide manufacturing services for its products. As of December 31, 2013, the Company has purchase commitments for inventory with these contract manufacturers and suppliers of approximately $9.0 million. These inventory purchase commitments are placed on a sales order basis with lead times ranging from 4 to 16 weeks to meet estimated customer demand requirements.

The Company leases facilities, equipment and software tools under non-cancelable operating leases and service agreements. Future minimum payments under facility, equipment and software tool at December 31, 2013 are as follows (in thousands):

	Facility and
	Equipment	Software	Total
2014	$236	$2,966	$3,202
2015	111	805	916
2016	32	12	44
Total	$379	$3,783	$4,162

Rental expense for all facility leases aggregated approximately $0.3 million, $0.3 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the Company’s capital leases consist of IP, which were paid in full in 2012. Amortization expense relating to capital leases was approximately $0.1 million, $0.6 million and $0.9 million in 2013, 2012 and 2011, respectively. Included in other assets are capital lease assets of $0.4 million as of December 31, 2013 and is net of accumulated amortization of $3.7 million.

Litigation

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

From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. Any claims or proceedings against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources or require the Company to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to the Company or at all. If management believes that a loss arising from these matters is probable and can be reasonably estimated, the Company will record a reserve for the loss.

Warranty and Indemnification Provisions

Changes in sales warranty reserve are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance, beginning of period	$254	$96	$120
Warranty costs incurred	(323)	(336)	(252)
Additions related to current period sales	300	494	228
Balance, end of period	$231	$254	$96

Warranty costs, which relate to product quality issues, remained consistent and insignificant during the periods presented.

The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that a PLX product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any significant costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at December 31, 2013, 2012 or 2011.

15.  Segments of an Enterprise and Related Information

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

Revenues by geographic region based on customer location were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenues:
China	$29,454	$27,026	$26,740
United States	21,222	15,639	22,088
Singapore	17,290	13,432	13,312
Taiwan	16,980	22,682	25,379
Other Asia Pacific	9,434	7,959	9,762
Germany	8,516	11,575	11,765
Europe, Middle East and Africa	1,169	1,491	1,958
The Americas - excluding United States	425	444	148
Total	$104,490	$100,248	$111,152

Revenues by type were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenues:
PCI Express	$75,582	$66,780	$61,557
Connectivity	28,908	33,468	49,595
Total	$104,490	$100,248	$111,152

There were no direct end customers that accounted for more than 10% of net revenues.  Sales to the following distributors accounted for 10% or more of net revenues:

	Years Ended December 31,
	2013	2012	2011

Excelpoint Systems Pte Ltd.	32%	27%	24%
Avnet, Inc.	23%	24%	24%
Answer Technology, Inc.	12%	19%	18%

16.  Quarterly Financial Data (unaudited)

 (In thousands, except per share amounts)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Net revenues	$26,218	$26,850	$25,725	$25,697
Gross profit	$15,525	$15,073	$14,460	$14,073
Income from continuing operations	$2,699	$1,673	$1,985	$779
Income (loss) from discontinued operations	$(57)	$-	$-	$258
Net Income	$2,642	$1,673	$1,985	$1,037

Basic income per share - continuing operations (1)	$0.06	$0.04	$0.04	$0.02
Basic income per share - discontinued operations (1)	$-	$-	$-	$0.01
Basic net income per share (1)	$0.06	$0.04	$0.04	$0.03

Diluted income per share - continuing operations (1)	$0.06	$0.04	$0.04	$0.02
Diluted income per share - discontinued operations (1)	$-	$-	$-	$0.01
Diluted net income per share (1)	$0.06	$0.04	$0.04	$0.03

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Net revenues	$24,532	$25,437	$26,866	$23,413
Gross profit	$13,977	$15,067	$16,058	$13,684
Loss from continuing operations	$(1,223)	$(484)	$(3,304)	$(190)
Loss from discontinued operations	$(6,218)	$(17,734)	$(3,013)	$(423)
Net loss	$(7,441)	$(18,218)	$(6,317)	$(613)

Basic loss per share - continuing operations (1)	$(0.03)	$(0.01)	$(0.07)	$-
Basic loss per share - discontinued operations (1)	$(0.14)	$(0.40)	$(0.07)	$(0.01)
Basic net loss per share (1)	$(0.17)	$(0.41)	$(0.14)	$(0.01)

Diluted loss per share - continuing operations (1)	$(0.03)	$(0.01)	$(0.07)	$-
Diluted loss per share - discontinued operations (1)	$(0.14)	$(0.40)	$(0.07)	$(0.01)
Diluted net loss per share (1)	$(0.17)	$(0.41)	$(0.14)	$(0.01)

(1)	The sum of per share amounts for the quarters does not necessarily equal that for the year due to rounding as the computations were made independently.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions		Deductions
	Balance at	Charged to	Charged to	Amount	Balance at
	Beginning of	Costs and	Other	Recovered	End of
Description	Period	Expenses	Accounts (1)	(Written off)	Period
Year ended December 31, 2013:
Allowance for doubtful accounts	$82	$-	$-	$-	$82
Allowance for returns	$97	$-	$795	$(836)	$56
Allowance for ship and debits	$1,921	$-	$8,139	$(8,442)	$1,618
Year ended December 31, 2012:
Allowance for doubtful accounts	$82	$-	$-	$-	$82
Allowance for returns	$128	$-	$58	$(89)	$97
Allowance for ship and debits	$2,181	$-	$10,040	$(10,300)	$1,921
Year ended December 31, 2011:
Allowance for doubtful accounts	$82	$-	$-	$-	$82
Allowance for returns	$193	$-	$255	$(320)	$128
Allowance for ship and debits	$1,357	$-	$9,650	$(8,826)	$2,181

(1)	Amounts charged to other accounts are recorded as a reduction of revenue.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 7, 2014	PLX Technology, Inc. by: /s/ David K. Raun Name: David K. Raun Title: Chief Executive Officer

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

Name and Signature	Title(s)	Date

/s/ David K. Raun	Chief Executive Officer and Director	March 7, 2014
David K. Raun	(Principal Executive Officer)

Chief Financial Officer, Vice President,
/s/ Arthur O. Whipple	Finance and Secretary	March 7, 2014
Arthur O. Whipple	(Principal Financial and Accounting Officer)

/s/ Michael J. Salameh	Director and Chairman of the Board of	March 7, 2014
Michael J. Salameh	Directors

/s/ Ralph H. Schmitt	Director	March 7, 2014
Ralph H. Schmitt

/s/ John H. Hart	Director	March 7, 2014
John H. Hart

/s/ Patrick Verderico	Director	March 7, 2014
Patrick Verderico

/s/ Eric Singer	Director	March 7, 2014
Eric Singer

/s/ Stephen Domenik	Director	March 7, 2014
Stephen Domenik

/s/ D. Martin Colombatto	Director	March 7, 2014
D. Martin Colombatto

EXHIBIT INDEX

Exhibit
Number	Description
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

3.2	Amended and Restated Bylaws of the Company, dated as of November 25, 2013, filed as Exhibit 3.2 to the Company's Form 8-K, filed on November 25, 2013, and incorporated herein by reference.
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

10.5
Loan and Security Agreement, dated as of September 30, 2011, by and between Silicon Valley Bank and PLX Technology, Inc., filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

10.6*
Form of Indemnification Agreement between the Company and each of its officers and directors, attached as Exhibit 10.9 to the Company’s Form 10-K, filed on March 13, 2012 and incorporated herein by reference.

10.7*	PLX Severance Plan for Executive Management, incorporated herein by this reference from Exhibit 10.1 to the Company’s Form 8-K filed on April 30, 2012, reporting the agreement under Item 5.02.
10.8
Amendment to Loan and Security Agreement, dated as of April 22, 2013, by and between PLX Technology, Inc. and Silicon Valley Bank, attached as Exhibit 10.1 to the Company’s Form 10-Q, filed on May 8, 2013 and incorporated herein by reference.

10.9*	PLX Technology, Inc. 2013 Variable Compensation Plan, attached as Exhibit 10.2 to the Company’s Form 10-Q, filed on May 8, 2013 and incorporated herein by reference.
10.10*	PLX Technology, Inc. 2014 Variable Compensation Plan.
14.1	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Company’s Form 10-K, filed on March 7, 2006, and incorporated herein by reference.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See Signature page).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C.Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C.Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.