Form 10-K/A
period 2013-12-31
PLX TECHNOLOGY INC
filed 2014-04-29
CIK 850579

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

Explanatory Note

PLX Technology, Inc. (the “Company,” “PLX,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2014 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by  within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

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
FOR YEAR ENDED DECEMBER 31, 2013

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our directors and executive officers and their ages, positions, and biographies as of December 31, 2013 are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
David K. Raun	51	President, Chief Executive Officer and Director
Arthur O. Whipple	65	Chief Financial Officer and Secretary
Gene Schaeffer	50	Executive Vice President, Worldwide Sales
Vijay Meduri	43	Executive Vice President, Engineering, Switching
Michael Grubisich	54	Executive Vice President, Operations
Michael J. Salameh (1) (3)	59	Chairman of the Board
Martin Colombatto (2)	55	Director
Stephen Domenik (1)	62	Director
John H. Hart (2)(3)	68	Director
Ralph Schmitt	53	Director
Eric Singer (2) (3)	39	Director
Patrick Verderico (1) (2)	69	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Nominating Committee

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

Arthur O. Whipple has served as our Chief Financial Officer and secretary since January 2007. Prior to joining PLX, he was Vice President of Finance, Chief Financial Officer and Secretary at Silicon Storage Technology, Inc. He was previously with QuickLogic Corp., where he served initially as its Vice President of Finance, Chief Financial Officer and Secretary, then as Vice President and General Manager of its logic products business unit. Prior to QuickLogic, he was Vice President of Engineering for ILC Technology, and also Vice President of Finance and Operations of its subsidiary, Precision Lamp. Earlier in his career, Mr. Whipple served in financial and engineering roles at other semiconductor manufacturing companies, including Westinghouse Electric, Fairchild Semiconductor, and Monolithic Memories. Mr. Whipple also has served on the board of directors of GSI Technology, Inc., a fabless manufacturer of high-speed SRAM memory integrated circuits, since 2007. He holds his BSEE from the University of Washington and an MBA from Santa Clara University.

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

Michael J. Salameh co-founded PLX and served as our Chief Executive Officer and as a member of the Board of Directors from PLX's inception in May 1986. He retired from his position as CEO in November 2008,  continued to serve as a director, and became Chairman of the Board in January 2014. In addition to serving as PLX’s CEO for 22 years, he personally participated in many of the key company functions including sales, marketing, engineering, accounting, quality assurance, operations and compensation.  He is familiar with the company’s critical business processes, the key people and the business landscape including customers, markets, suppliers and competition.  Mr. Salameh currently performs management consulting for private technology companies and serves on the Board of Directors of Alpha and Omega Semiconductor.  He has more than 25 years of chief executive and marketing experience in the semiconductor industry. From 1980 through 1986, Mr. Salameh was employed in various marketing management positions with Hewlett-Packard Company. Mr. Salameh received a B.S. in Engineering and Applied Science from Yale University and an M.B.A. from Harvard Business School.  The Board selected Mr. Salameh to serve as a director because of his industry experience and knowledge of the Company.

Martin Colombatto was elected to serve on the Board of Directors at PLX Technology in December 2013. Mr. Colombatto is an experienced semiconductor industry executive with 30 years of experience in the semiconductor and electronics industry with combined expertise in engineering, product development, sales and marketing, general management, and mergers and acquisitions. Mr. Colombatto was formerly Chairman and Chief Executive Officer of Staccato Communications (ultra wideband), as well as Vice President and General Manager of Broadcom's Networking Business Unit where he led the acquisition of five companies which formed the technology and product foundation for future revenue growth. He is also a Director at Luxtera (Silicon Photonics), as well as ClariPhy (Telecom), and has held various management positions at LSI Logic Corporation, Texas Instruments and Reliance Electric. Mr. Colombatto holds a Bachelor of Science degree in Electronic Engineering Technology from California State Polytechnic University, Pomona, where he currently serves on the Dean's Leadership Board for the School of Engineering.  In early 2013, Potomac Capital Partners II, L.P. nominated Mr. Colombatto for election as a director under our advance notice bylaw provisions, and he was elected as a director by our stockholders in a contested election at our annual meeting in December 2013.

Stephen Domenik was elected to serve on the Board of Directors at PLX Technology in December 2013. Mr. Domenik has been a General Partner with Sevin Rosen Funds, a venture capital firm, since 1995. Mr. Domenik has served on the Boards of Directors of Pixelworks, Inc. since August 2012, MoSys, Inc. since June 212, Emcore Corporation since December 2013 and Meru Networks since January 2014, as well as a number of private companies. Mr. Domenik previously served on the Board of Directors of NetLogic Microsystems, Inc. from January 2001 until it was acquired by Broadcom Corporation in February 2012. During his tenure at Sevin Rosen Funds, Mr. Domenik has led numerous investments in private companies. He holds an A.B. in Physics and an M.S.E.E. from the University of California at Berkeley.  In early 2013, Potomac Capital Partners II, L.P. nominated Mr. Domenik for election as a director under our advance notice bylaw provisions, and he was elected as a director by our stockholders in a contested election at our annual meeting in December 2013.

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

Ralph Schmitt served as our President and Chief Executive Officer, and has been a member of our board of directors, since November 2008. He resigned from his position as CEO in October 2012 and continues to serve as a director. He has been involved in the semiconductor industry for more than 25 years in various diversified areas such as design, application, sales, marketing and general management. Mr. Schmitt has served on multiple semiconductor boards and has run four different semiconductor companies. Mr. Schmitt has been the Chief Executive Officer of OCZ Storage Solutions (formerly OCZ Technology Group), which designs, manufactures, and distributes solid state drives and computer components, since October 2012. He was a member of the Board of Directors of OCZ Technology Group from 2011-2014.  He was chair of the Global Semiconductor Alliance (GSA) Emerging Company Council between 2008 and 2012 and was on the GSA board in 2012. Prior to joining our company, Mr. Schmitt consulted with a variety of venture capitalists, as well as acted as Chief Executive Officer of Legend Silicon, a privately funded Chinese terrestrial digital TV semiconductor company. From June 2005 to August 2007, Mr. Schmitt served as the Chief Executive Officer of Sipex, an analog semiconductor company, which merged with Exar Corporation in August 2007. Upon the completion of the merger, he was appointed Chief Executive Officer and a director of Exar, positions he held until the end of 2007. From 1999 to 2005, Mr. Schmitt was the Executive Vice President of Sales, Marketing and Business Development for Cypress Semiconductor, a seller of a broad range of semiconductor products to global markets. He has also served on the boards at Cypress subsidiaries and other privately held semiconductor and systems companies. Mr. Schmitt received his BSEE from Rutgers University. The Board selected Mr. Schmitt to serve as a director based on his experience in the semiconductor industry and his relationships with many executives and senior management at semiconductor companies throughout the United States.

Eric Singer was elected to serve on the Board of Directors at PLX Technology in December 2013. Mr. Singer has served as a Director of Meru Networks since January 2014 and served as a Director of Sigma Designs, Inc. from August 2012 to December 2013 and Zilog Corporation from August 2008 to February 2010. He has over 17 years of experience as an investor in the semiconductor industry and has served as a co-managing member of Potomac Capital Management III, L.L.C., the general partner of Potomac Capital Partners III, L.P., since March 2012. Since May 2009, Mr. Singer has served as an advisor to Potomac Management and its related entities, and has been a member of Potomac Capital Management II, L.L.C. since January 2012. Mr. Singer was previously a senior investment analyst at Riley Investment Management and also managed private portfolios for Alpine Resources LLC. Mr. Singer holds a BA from Brandeis University.  In early 2013, Potomac Capital Partners II, L.P. nominated Mr. Singer for election as a director under our advance notice bylaw provisions, and he was elected as a director by our stockholders in a contested election at our annual meeting in December 2013.

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

Committees and Meetings of the Board of Directors

During the year ended December 31, 2013, the Board of Directors held six regular meeting and twenty special meetings. The Board has four committees: the Audit Committee, the Compensation Committee, the Nominating Committee and the Special Committee. During the year ended December 31, 2013, no director attended fewer than 90% of all the meetings of the Board and its committees on which he served after becoming a member of the Board. The Company encourages, but does not require, its Board members to attend the annual meeting of stockholders. Five of the current members of the Board attended the 2013 annual meeting of stockholders. The Board has determined that a majority of the Board members, Michael J. Salameh, Martin Colombatto, Stephen Domenik, John H. Hart, Eric Singer and Patrick Verderico, are independent directors as defined in the listing standards of The NASDAQ Global Market LLC. Consistent with the principles of the NASDAQ listing standards, the Board also determined that ownership of the Company’s stock by a director is not inconsistent with a determination of independence.

The current members of the committees are identified in the following table:

Director	Audit	Compensation	Nominating	Special
Michael J. Salameh	X		X	X
Martin Colombatto		X
Stephen Domenik	X
John H. Hart		Chair	X
Ralph Schmitt				X
Eric Singer		X	Chair	Chair
Patrick Verderico	Chair	X

     Audit Committee

 The Audit Committee is responsible for assisting the full Board of Directors in fulfilling its oversight responsibilities relative to the Company’s financial statements, financial reporting practices, systems of internal accounting and financial controls, annual independent audits of the Company’s financial statements, and such legal and ethics programs as may be established from time to time by the Board. The Audit Committee is empowered to investigate any matter brought to its attention with full access to all books, records, facilities, and personnel of the Company and may retain external consultants at its sole discretion. In addition, the Audit Committee reviews and pre-approves the engagement of the Company’s independent registered public accounting firm to perform audit and non-audit services and the related fees. The Audit Committee held four meetings in the year ended December 31, 2013.

The Board has determined that all members of the Audit Committee are independent directors as defined in the listing standards of NASDAQ. The Board has further determined that Patrick Verderico is an “audit committee financial expert” as defined by SEC rules. The Board of Directors has adopted and approved a charter for the Audit Committee, a copy of which can be viewed at the Company’s website at www.plxtech.com.

     Compensation Committee

The Compensation Committee reviews and approves the compensation and benefits for the Company’s executive officers, administers the Company’s equity compensation plans and performs such other duties as may from time to time be determined by the Board. The Compensation Committee held three meetings in the year ended December 31, 2013.

The Board has determined that all members of the Compensation Committee are independent directors as defined in the listing standards of NASDAQ.

The Board of Directors has adopted and approved a charter for the Compensation Committee, a copy of which can be viewed at the Company’s website at www.plxtech.com.

     Nominating Committee

The Nominating Committee assists the Board of Directors in selecting nominees for election to the Board of Directors and monitors the composition of the Board. The Nominating Committee will consider and make recommendations to the Board of Directors regarding any stockholder recommendations for candidates to serve on the Board of Directors. However, it has not adopted a formal process for that consideration because it believes that the informal consideration process has been adequate given the absence of stockholder proposals prior to 2012, and that stockholder nomination proposals, such as received in 2012 and 2013, are best considered on a case by case basis. Stockholders wishing to recommend candidates for consideration by the Nominating Committee may do so by writing to the Secretary of the Company at 870 W. Maude Avenue, Sunnyvale, California 94085, providing the candidate’s name, biographical data and qualifications, a document indicating the candidate’s willingness to act if elected, and evidence of the nominating stockholder’s ownership of the Company’s Common Stock at least 120 days prior to the next annual meeting to assure time for meaningful consideration by the Nominating Committee. Except in the case of a contested director election to which the committee intends to respond on a case by case basis, there are no differences in the manner in which the Nominating Committee evaluates nominees for director based on whether the nominee is recommended by a stockholder or the Nominating Committee. The Company does not pay any third party to identify or assist in identifying or evaluating potential nominees.  The Nominating Committee held one meeting in the year ended December 31, 2013.

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

The Nominating Committee operates under a written charter setting forth the functions and responsibilities of the committee. A copy of the charter can be viewed at the Company’s website on www.plxtech.com.

     Special Committee

The Special Committee periodically reviews the company strategy and business plan to evaluate alignment with shareholder priorities, and may make recommendations to the Board. The Special Committee will also evaluate any shareholder inputs or proposals on corporate governance and proxy matters.

     Communication between Stockholders and Directors

The Company’s Board of Directors currently does not have a formal process for stockholders to send communications to the Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board or individual directors, as applicable, and that appropriate responses are provided to stockholders on a timely basis. The Board of Directors does not recommend that formal communication procedures be adopted at this time because it believes that informal communications are sufficient to communicate questions, comments and observations that could be useful to the Board. However, stockholders wishing to formally communicate with the Board of Directors may send communications directly to Michael Salameh, Chairman of the Board, c/o PLX Technology, Inc., 870 W. Maude Avenue, Sunnyvale, California 94085.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons, the Company believes that during the year ended December 31, 2013, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

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

Stockholder Proposals

Requirements for Stockholder Proposals to be Brought Before an Annual Meeting. For stockholder proposals including director nominations to be considered properly brought before an annual meeting by a stockholder, the stockholder must comply with advance notice and other procedures and information requirements set forth in our bylaws.  Our bylaws as currently amended and restated are included as an exhibit to our Form 8-K filed with the SEC on November 25, 2013.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Results of Our 2013 Say on Pay Vote

In the proxy statement for our annual meeting of stockholders held in December 2013, we asked our stockholders for an advisory vote to approve the executive compensation disclosed in the proxy statement. Of the votes cast on that proposal counting shares voted for and against, approximately 96% of votes cast were voted in favor of our say on pay proposal.

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

Overview

The named executive officers of PLX whom we provide compensation information below are:

•	David K. Raun, President and Chief Executive Officer (appointed December 21, 2012), previously Senior Executive Vice President and General Manager of Product Lines;
•	Arthur O. Whipple, Chief Financial Officer;
•	Gene Schaeffer, Executive Vice President, Worldwide Sales;
•	Vijay Meduri, Executive Vice President, Engineering;
•	Michael Grubisich, Executive Vice President, Operations

The compensation program for our named executive officers has two principal objectives:

•	to attract, reward, motivate and retain individuals who have the leadership and management skills we need in our business; and
•	to align overall compensation with the achievements of key business objectives and increase in stockholder value.

The compensation program for our entire executive team, including our named executive officers, is comprised of base salary, non-equity variable compensation, and equity-based compensation.  We use all three elements of compensation in an effort to create a balanced compensation package that provides adequate incentives for outstanding performance.

We employ a strong pay-for-performance philosophy and ensure a strong correlation between the pay our executives receive and the performance of the business. Our compensation programs have resulted in compensation that reflects our financial results as described in our executive variable compensation below.

Compensation decisions for the named executive officers are made by our Compensation Committee (the “Committee”) described above under “Board and Corporate Governance Matters” in Item 10 of this Annual Report on Form 10-K/A. During the first quarter of each year, the Committee typically establishes the following core elements of compensation for the named executive officers:

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

In 2013, the Committee did not engage the specific services of a compensation consultant in determining executive officer compensation. However, in order to maintain a general understanding of current compensation practices, the Committee and the Chief Executive Officer performed a review of compensation levels for our named executive officers against technology compensation surveys independently prepared by Radford Surveys, a consulting unit of Aon Corporation. Compensation surveys utilized were for high-tech and semiconductor public companies with revenues between $50 million and $200 million. Factors considered when adjustments are made to executive target salaries include the executive’s attainment of internal goals, the executive’s operating performance, the competitive environment for the executive’s skill and expectations for the specific position of the individual.

In 2013, the Committee’s compensation decisions with respect to base salary increases were based on an evaluation of the factors set forth above relative to each named executive officer’s circumstances and performance. The Committee believed that base salary increases, as described in more detail below, were appropriate and necessary to maintain competitive salary levels and to recognize the contribution of our named executive officers. For determining payouts of non-equity variable compensation in 2013, the Committee reviewed the Company’s financial performance and each named executive officer’s group or functional goals and their individual achievements and compared it to objectives set in the beginning of the year. In early 2013, the Committee approved equity-based compensation in the form of stock options to each of our named executive officers. We strongly believe that equity ownership by executive officers creates incentive to build stockholder value and align the interests of our executive officers with our stockholders.

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

Salary increases are determined based on an assessment of individual performance in the role and relative to individual objectives established for the year. For 2013, based on the review described above, the Committee approved increases to base salaries relative to 2012 salaries for Messrs.Whipple, Schaffer, Grubisich and Meduri each by 3.0%, which increase was effective April 1, 2013.  On December 21, 2012, Mr. Raun was appointed President and Chief Executive Officer.  Based upon the appointment, the Committee increased Mr. Raun’s annual salary to $350,000 effective January 1, 2013.

Variable Compensation

Purpose of Variable Compensation Plans

Our executive variable compensation plans are intended to motivate and reward individual performance by our named executive officers. In keeping with our pay-for-performance philosophy, variable compensation is designed to be a substantial portion of each named executive officer's total compensation. The variable compensation an executive officer actually receives depends on corporate financial results for the year and the executive's individual performance during the year.

The payment schedule for any variable compensation earned is also intended to add a retention element to this otherwise annual compensation program. For the named executive officers under the 2013 variable compensation plan, 100% of the first $1,200,000 of the potential amounts allocated to them would vest on January 1, 2014, and be paid on the last business day in January 2014. Amounts so allocated in excess of $1,200,000 would be payable such that 60% of the amount in excess of $1,200,000 would also vest on January 1, 2014 and be paid on the last business day in January 2014, 20% of the amount in excess of $1,200,000 would vest on January 1, 2015 and be paid on the last business day in January, 2015, and 20% of the amount in excess of $1,200,000 would vest on January 1, 2016 and be paid to the Participants on the last business day in January 2016.

The same payment schedule would also apply to the 2014 variable compensation plan, with each applicable date above moved forward one year.

Because variable compensation is earned primarily by actual financial performance, we report variable compensation, if any, earned for a given year in full under the column for "Non-Equity Incentive Plan" in the Summary Compensation Table.

2013 Variable Compensation Plan

On January 24, 2013, the Compensation Committee approved the 2013 Variable Compensation Plan effective for 2013. For each of the named executive officers, a variable compensation target was established. The target variable awards ranged from 75% to 100% of an executive's base salary ("Position Target") and the maximum variable award that could be earned was two (2) times the variable compensation target unless the Committee, in its sole discretion, decided to permit a higher variable compensation amount based on the performance and condition of our business.  Variable compensation target percentages may be adjusted down (“Adjusted Target”) at the beginning of the plan year in order to achieve an annual operating budget.  The Adjusted Target is the percentage used when calculating variable compensation for the year.  The target percentages for 2013 were adjusted down 10% at the beginning of the year in order to achieve the annual operating budget goals, and therefore, the Adjusted Target percentage was only 90% of the Position Target.

The target percentages for 2013 were determined as follows:

Name	Position Target Percentage	Basis for Target Percentages	Adjusted Target Percentage
Mr. Raun	100%	Reflects appointment as CEO	90%
Mr. Whipple	90%	Unchanged since 2010	81%
Mr. Schaeffer	75%	Unchanged since 2010	67.5%
Mr. Meduri	75%	Unchanged since 2010	67.5%
Mr. Grubisich	75%	Unchanged since 2010	67.5%

The target variable compensation for an executive is tied to five (5) segments: revenue (20%), gross margin (20%), non-GAAP spending (20%), performance to group or functional goals (20%) and performance to personal objectives (20%). An executive cannot receive more than 100% of their target variable compensation for group or personal objectives and cannot receive more than 200% of their target variable compensation. The financial operating objectives were as follows:

•
The Company must have positive non-GAAP income before any of the following operating metrics-based elements would apply. Non-GAAP income excludes share-based compensation, including ESOP expenses, acquisition-related charges, restructuring charges, and Internet Machines litigation contingency accruals.

•
2013 published non-GAAP income was $11.6 million (which figure excludes share-based compensation, including ESOP expenses, acquisition and restructuring related charges, Internet Machines litigation contingency accruals and discontinued operations).

•
Revenue - For each percent that revenues are above or below the annual operating plan of $108.0 million, an executive's revenue-related variable compensation target will be increased or reduced by ten (10) percent. The amount cannot be less than zero and is subject to the aggregate limitation in Section 3 of the plan, such that an executive’s total variable compensation cannot exceed more than 200% of that executive’s position target.

•	Revenues were $104.5 million.

•
Gross Margin - For each percentage point that gross margin is above or below the annual operating plan of 57.8%, an executive's gross margin-related variable compensation target will be increased or reduced by forty (40) percent. The amount cannot be less than zero and is subject to the aggregate limitation in Section 3 of the plan, such that an executive’s total variable compensation cannot exceed more than 200% of that executive’s position target.

•	Non-GAAP gross margin was 57.0% (which excludes share-based compensation, including ESOP expenses and royalty accruals associated with the Internet Machines litigation).

•
Non-GAAP Spending - For each percent that non-GAAP spending is above or below the annual operating plan of $52.0 million, an executive's revenue-related variable compensation target will be reduced or increased by twenty (20) percent. The amount cannot be less than zero and is subject to the aggregate limitation in Section 3 of the plan, such that an executive’s total variable compensation cannot exceed more than 200% of that executive’s position target. Non-GAAP spending excludes share-based compensation, including ESOP expenses, acquisition-related charges, restructuring charges, Internet Machines litigation contingency accruals and expenses from discontinued operations.

•
Non-GAAP spending was $47.6 million, which excludes share-based compensation, including ESOP expenses, acquisition-related charges, restructuring charges, Internet Machines litigation contingency accruals and expenses from discontinued operations.

•
Group goals (20% Weight): Each functional group had measurable objectives for the year.  If a functional group met all of their objectives, the executive officer within the functional group earned the full 20% of their variable compensation target. In cases where an executive officer did not achieve one (1) or more objectives, they only received credit for the objectives achieved. An executive could not receive more than 100% of their target variable compensation for personal objectives and could not receive more than 200% of their target variable compensation in any event.

o	Group goals for 2013 were:

▪	Mr. Raun / CEO:
•	All goals listed under each NEO below

▪	Mr. Whipple / Finance and Administration
•	Maintain SEC compliance
•	Achieve group spending goals
•	Identify and implement meaningful cost reductions
•	Achieve employee training metrics
•	Implement new employee performance measurement tool
•	Implement IT support feedback system
•	Achieve IT metrics goal

▪	Mr. Schaeffer / Sales
•	Achieve PCI Express revenue plan
•	Achieve PCI Express design win plan
•	Achieve PCI ExpressFabric commitment and design win plan
•	Achieve warranty cost goals
•	Achieve group spending goals
•	Identify and implement meaningful cost reductions
•	Achieve employee training metrics

▪	Mr. Meduri / Engineering
•	Bring PCI Express Gen3 48-lane family to production
•	Bring PCI Express Gen3 96-lane family to production
•	Tape-out PCI ExpressFabric Gen3 96-lane family with general sampling to customers
•	Sample Argo 1 box to customers

•	Sample new low-lane count switch to customers
•	Identify and set Gen4 strategy and plan
•	Identify and implement execution and quality improvement initiatives
•	Achieve product cost reduction goals
•	Achieve PCI ExpressFabric commitment and design win plan
•	Achieve group spending goals
•	Identify and implement meaningful cost reductions
•	Achieve employee training metrics

▪	Mr. Grubisich / Operations
•	Bring PCI Express Gen3 48-lane family to production
•	Bring PCI Express Gen3 96-lane family to production
•	Tape-out PCI ExpressFabric Gen3 96-lane family with general sampling to customers
•	Sample Argo 1 box to customers
•	Sample new low-lane count switch
•	Identify and set Gen4 strategy and plan
•	Identify and implement execution and quality improvement initiatives
•	Achieve product cost reduction goals
•	Achieve quality metric goals
•	Achieve delivery metric goals
•	Achieve group spending goals
•	Identify and implement meaningful cost reductions
•	Achieve employee training metrics

•
Individual Objectives (20% Weight): Each executive officer had measurable objectives for the year, some predetermined at the beginning of the year.  If an executive officer met all of their objectives, they earned the full 20% of their variable compensation target. In cases where an executive officer did not achieve one (1) or more objectives, they only received credit for the objectives achieved. An executive could not receive more than 100% of their target variable compensation for personal objectives and could not receive more than 200% of their target variable compensation in any event.

o	Individual objectives for 2013 were:

▪	Mr. Raun:
•	Achieve PCI Express revenue goals
•	Achieve profit goals
•	Achieve or exceed goals on cash, bank debt and shareholders’ equity
•	Deliver PCI ExpressFabric Gen3 96-lane family samples to customers
•	Build confidence of PLX team and board and lead through shareholder events, strategic matters or other potential distractions

▪	Mr. Whipple:
•	Maintain SEC and NASDAQ compliance
•	Communicate with investors and increase shareholder value
•	Defend against patent litigation
•	Drive Company performance to beat annual operating plan cash, bank debt and shareholders’ equity
•	Recruit, train, retain and motivate Company employees
•	Evaluate, select and implement an improved employee performance reporting system

▪	Mr. Schaeffer
•	Regain supplier rating of B or better at identified strategic customer
•	Negotiate and resolve strategic customer and contract manufacturer vendor managed inventory
•	Negotiate and close identified strategic customer commercial agreements
•	Achieve warranty goals

•	Achieve PCI Express Gen2 low-lane count switch and bridge design win plan

▪	Mr. Meduri
•	Bring final PCI Express Gen3 48-lane family to production
•	Complete Express Gen3 96-lane family validation
•	Bring PCI Express Gen3 96-lane family to production
•	Complete PCI ExpressFabric Gen3 96-lane family RTL code and release prototype FPGAs
•	Tape-out PCI ExpressFabric Gen3 96-lane family
•	Rebuild physical design team
•	Build up India engineering team infrastructure

▪	Mr. Grubisich
•	Achieve cost reduction goals
•	Identify and implement quality improvement initiatives
•	Achieve new product introduction goals

Following the end of 2013, the Committee evaluated the actual financial, group and individual results against the pre-determined objectives set in connection with the 2013 Variable Compensation Plan to determine variable compensation awards for our named executive officers.  The attainment and payout for the named executive officers were as follows:

				Attainment
Name	Position Target ($)	Adjusted Target ($)	Maximum Payout ($)	Revenue	Gross Margin	Spending	Group Goals	Individual Objectives	Total Payout ($)
David K. Raun	350,000	315,000	700,000	67.5%	68.5%	269.3%	84.0%	60.4%	346,266
Arthur O. Whipple	239,503	215,552	479,005	67.5%	68.5%	269.3%	90.4%	83.0%	249,482
Gene Schaeffer	196,615	176,953	393,230	67.5%	68.5%	269.3%	96.1%	75.5%	182,466
Vijay Meduri	181,892	163,702	363,783	67.5%	68.5%	269.3%	78.1%	73.9%	186,168
Michael Grubisich	177,836	160,053	355,673	67.5%	68.5%	269.3%	83.3%	93.0%	204,175

2014 Variable Compensation Plan

On December 12, 2013, the Compensation Committee approved the 2014 Variable Compensation Plan effective for 2014. Under the 2014 plan, each named executive officer has a target variable compensation expressed as a percentage of their base salary.  At 100% of the target, the variable compensation award ranges from 75% to 100% of an executive's base salary.  The target percentages for 2013 were adjusted down 10% at the beginning of the year in order to achieve the annual operating budget goals, and therefore, the Adjusted Target percentage was only 90% of the Position Target.

The target percentages for 2014 for continuing named executive officers were determined as follows:

Name	Position Target Percentage	Basis for Target Percentages	Adjusted Target Percentage
Mr. Raun	100%	Unchanged since 2013	90%
Mr. Whipple	90%	Unchanged since 2010	81%
Mr. Schaeffer	75%	Unchanged since 2010	67.5%
Mr. Meduri	75%	Unchanged since 2010	67.5%
Mr. Grubisich	75%	Unchanged since 2010	67.5%

The target variable compensation for an executive is tied to five (5) segments: revenue (20%), gross margin (20%), non-GAAP spending (20%), performance to group and or functional goals (20%) and performance to personal objectives (20%). An executive cannot receive more than 100% of their target variable compensation for group or personal objectives and cannot receive more than 200% of their target variable compensation. The financial operating objectives are as follows:

•
The Company must have positive non-GAAP income before any of the following operating metrics-based elements would apply. Non-GAAP income excludes share-based compensation, including ESOP expenses, acquisition-related charges, restructuring charges, amortization of acquired intangibles, impairment charges, Internet Machines litigation accruals and discontinued operations.

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

•
Non-GAAP Gross Margin - For each percentage point that gross margin is above or below the annual operating plan, an executive's gross margin-related variable compensation target will be increased or reduced by forty (40) percent. The amount cannot be less than zero and is subject to the aggregate limitation in Section 3 of the plan, such that an executive’s total variable compensation cannot exceed more than 200% of that executive’s position target.  Non-GAAP gross margin excludes share-based compensation, including ESOP expenses, and royalty accruals associated with the Internet Machines litigation.

•
Non-GAAP Spending - For each percent that non-GAAP spending is above or below the annual operating plan, an executive's revenue-related variable compensation target will be reduced or increased by twenty (20) percent. The amount cannot be less than zero and is subject to the aggregate limitation in Section 3 of the plan, such that an executive’s total variable compensation cannot exceed more than 200% of that executive’s position target. Non-GAAP spending excludes share-based compensation, including ESOP expenses, acquisition-related charges, restructuring charges, amortization of acquired intangibles, Internet Machines litigation accruals and impairment charges.

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

During 2013, PLX employees, including executives, received stock options to purchase an aggregate of 825,000 shares of our common stock. The five individuals serving as named executive officers during 2013 received stock options to acquire an aggregate of 560,000 shares or 68% of the total options granted in 2013.

The following table summarizes the 2013 option grants to the listed individuals and the basis for determining the number of shares underlying each grant (additional information concerning these grants is set forth below in the Grants of Plan-Based Awards During 2013 table):

	# of Shares Underlying
Name	2013 Option Grants	Basis for the # of Shares
Mr. Raun	260,000	Promotion, performance to 2012 objectives, Radford and perceived employee value in 4+ years
Mr. Whipple	75,000	Performance to 2012 objectives, Radford and perceived employee value in 4+ years
Mr. Schaeffer	75,000	Performance to 2012 objectives, Radford and perceived employee value in 4+ years
Mr. Meduri	75,000	Performance to 2012 objectives, Radford and perceived employee value in 4+ years
Mr. Grubisich	75,000	Performance to 2012 objectives, Radford and perceived employee value in 4+ years

Generally Available Benefit Programs

In 2013, the executive officers were eligible to receive health care coverage that is generally available to other regular full-time PLX employees. We maintain a tax-qualified 401(k) plan, which provides for broad-based employee participation. Under the 401(k) plan, all PLX employees are eligible to receive matching contributions from PLX. The matching contribution is (1) $0.50 per dollar contributed by the employee, (2) limited to the first 6% of each participant’s pretax base compensation and (3) calculated and paid on a pay period basis subject to applicable federal limits.

Effective as of January 1, 2009, the Company established the PLX Technology, Inc. Employee Stock Ownership Plan (the “ESOP”). The ESOP is a tax-qualified defined contribution retirement plan that is non-contributory.  PLX regular employees (other than nonresident aliens with no U.S.-source income, employees covered by a collective bargaining agreement, leased employees and employees of a non-participating subsidiary of PLX) who are at least 18 years old and have worked for PLX for at least 12 consecutive month are eligible to participate in the ESOP.  The Company makes a cash contribution equal to a percentage of eligible compensation that is determined annually by the Board of Directors. Eligible compensation is limited to $150,000.  The contributions are used to purchase common stock of the Company. Since the adoption of the ESOP through the end of April 2012, the Company made annual contributions of 2% of each employee's eligible compensation up to a maximum of $3,000 for any single employee (2% of $150,000 of eligible compensation).  In connection with Merger Agreement between PLX and IDT, the contributions were suspended in 2012.  After the termination of the Merger Agreement with IDT, the contributions were resumed, effective for 2013.  Eligible participants received a share allocation at the end of the plan year based on the contributions plus an additional allocation for forfeitures that occurred during the plan year.  The shares and forfeitures are allocated to each ESOP participant who is employed on the last day of the ESOP Plan Year (December 31) in the same proportion that the compensation (up to the $150,000 limit) of each ESOP participant bears to the eligible compensation of all ESOP participants.

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

Tax and Accounting Considerations

Accounting for Variable Compensation Plans – We accrue for our variable compensation plans on a straight-line basis in accordance to the payment time-table. For example, under the 2010 Plan, the aggregate amount of variable compensation pool that was earned was $1.38 million. Of the $1.38 million, $1.3 million was fully accrued by December 2010. The next $40 thousand was fully accrued by January 2012 and the final $40 thousand will be fully accrued by January 2013. Under the 2013 Plan, the aggregate of variable compensation pool that was earned by the named executive officers was $1,169,000, all of which was accrued by December 31, 2013.

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

MEMBERS OF THE COMPENSATION COMMITTEE

John H. Hart, Chairman
Martin Colombatto
Eric Singer
Patrick Verderico

Summary Compensation Table

The following table summarizes compensation information for our named executive officers (“NEOs”) for the years ended December 31, 2013, 2012 and 2011.

Name and Principal Position	Year	Salary ($)(1)	Option Awards ($)(2)	Restricted Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
David K. Raun, President and Chief Executive Officer	2013	345,662	589,517	-	346,266	13,331	1,294,776
	2012	273,526	182,794	33,180	209,582	3,578	702,660
	2011	252,302	73,624	-	-	8,849	334,775

Arthur O. Whipple, Chief Financial Officer	2013	272,114	159,110	-	249,482	11,163	691,869
	2012	262,364	121,862	33,180	191,077	9,655	618,138
	2011	249,286	92,030	-	-	10,479	351,795

Gene Schaeffer, EVP of Worldwide Sales	2013	268,078	159,110	-	204,175	10,030	641,393
	2012	260,153	111,707	27,650	165,047	6,967	571,524
	2011	252,302	73,624	-	-	8,028	333,954

Vijay Meduri, EVP Engineering	2013	251,840	159,110	-	182,466	10,243	603,659
	2012	249,350	121,862	33,180	145,537	8,395	558,324
	2011	239,772	82,827	-	-	9,362	331,961

Michael Grubisich, EVP Operations	2013	242,515	159,110	-	186,168	9,970	597,763
	2012	234,615	121,862	27,650	151,392	8,295	543,814
	2011	225,461	82,827	-	-	9,196	317,484

(1)	On December 21, 2012, Mr. Raun was appointed President and Chief Executive Officer, and Director.

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

The assumptions used to calculate the value of the awards are set forth in Note 2 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2013.

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

(4)
The dollar amounts in 2013 and 2012 represent compensation earned under the 2013 and 2012 Variable Compensation Plans, respectively.  No variable compensation was earned under the 2011 Variable Compensation Plan.

(5)
Represents matching contributions under the Company 401(k) plan and the Company’s cash contribution under the ESOP Plan.  The ESOP plan requires that an employee must have at least twelve consecutive months of service to be eligible under the plan.

Grants of Plan-Based Awards During 2013

The following table shows all plan-based awards that PLX granted to the named executive officers during 2013. The equity awards are also reported in the Outstanding Equity Awards table.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
David K. Raun	2/1/2013	2/1/2013	-	-	-	150,000	4.84	356,156
	4/1/2013	4/1/2013	-	-	-	110,000	4.55	233,361
			0	315,000	700,000	-	-	-
Arthur O. Whipple	4/1/2013	4/1/2013	-	-	-	75,000	4.55	159,110
			0	215,552	479,005	-	-	-
Gene Schaeffer	4/1/2013	4/1/2013	-	-	-	75,000	4.55	159,110
			0	176,953	393,230	-	-	-
Vijay Meduri	4/1/2013	4/1/2013	-	-	-	75,000	4.55	159,110
			0	163,702	363,783	-	-	-
Michael Grubisich	4/1/2013	4/1/2013	-	-	-	75,000	4.55	159,110
			0	160,053	355,673	-	-	-

(1)
The amounts shown represented potential cash payouts under the 2013 Variable Compensation Plan adopted January 24, 2013, effective for 2013.  Under this plan, the target metrics for the 2013 variable compensation calculations are based on financial and individual objectives. Each named executive officer’s variable compensation amount is based upon attainment of our 2013 Annual Operating Plan GAAP operating income, annual revenue and gross margin plan and the achievement of group or functional goals and individual objectives. The amounts that can be received under the plan range from $0, as set forth in the "Threshold" column, to the amounts set forth in the "Maximum" column. For the actual cash awards under the 2013 Variable Compensation Plan, see the amounts reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above. Additional information concerning the Non-Equity Incentive Plan is provided under “Compensation Discussion and Analysis.”

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

Outstanding Equity Awards at December 31, 2013

The following table shows all outstanding equity awards held by the named executive officers at December 31, 2013:

Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David K. Raun	2/1/2008	11,875	-	7.03	2/1/2015
	3/2/2009	50,000	-	2.00	3/2/2016
	7/1/2009	50,000	-	3.87	7/1/2016
	3/1/2010	56,250	3,750	4.92	3/1/2017
	3/1/2011	27,500	12,500	3.73	3/1/2018
	4/2/2012	14,583	40,417	4.10	4/2/2019
	4/2/2012	22,916	12,084	4.10	4/2/2019
	2/1/2013	-	150,000	4.84	2/1/2020
	4/1/2013	-	110,000	4.55	4/1/2020
Arthur O. Whipple	3/2/2009	55,000	-	2.00	3/2/2016
	7/1/2009	25,000	-	3.87	7/1/2016
	3/1/2010	56,250	3,750	4.92	3/1/2017
	3/1/2011	34,375	15,625	3.73	3/1/2018
	4/2/2012	25,000	35,000	4.10	4/2/2019
	4/1/2013	-	75,000	4.55	4/1/2020
Gene Schaeffer	3/2/2009	100,000	-	2.00	3/2/2016
	7/1/2009	10,000	-	3.87	7/1/2016
	3/1/2010	56,250	3,750	4.92	3/1/2017
	3/1/2011	27,500	12,500	3.73	3/1/2018
	4/2/2012	22,916	32,084	4.10	4/2/2019
	4/1/2013	-	75,000	4.55	4/1/2020
Vijay Meduri	2/2/2004	15,000	-	9.12	2/2/2014
	11/1/2004	10,000	-	9.55	11/1/2014
	2/1/2007	7,000	-	10.21	2/1/2014
	2/1/2008	6,000	-	7.03	2/1/2015
	10/1/2008	75,000	-	4.95	10/1/2015
	3/2/2009	20,000	-	2.00	3/2/2016
	7/1/2009	10,000	-	3.87	7/1/2016
	3/1/2010	60,937	4,063	4.92	3/1/2017
	3/1/2011	30,937	14,063	3.73	3/1/2018
	4/2/2012	25,000	35,000	4.10	4/2/2019
	4/1/2013	-	75,000	4.55	4/1/2020
Mike Grubisich	5/1/2007	15,000	-	10.46	5/1/2014
	2/1/2008	4,000	-	7.03	2/1/2015
	10/1/2008	75,000	-	4.95	10/1/2015
	3/2/2009	20,000	-	2.00	3/2/2016
	7/1/2009	10,000	-	3.87	7/1/2016
	3/1/2010	60,937	4,063	4.92	3/1/2017
	3/1/2011	30,937	14,063	3.73	3/1/2018
	4/2/2012	25,000	35,000	4.10	4/2/2019
	4/1/2013	-	75,000	4.55	4/1/2020

(1)
These options vest over 4 years following the grant date if the individual continues to be employed at the vesting dates, to the extent of 1/4th of the option shares at the end of 12 months after the grant date and thereafter at the rate of 1/48th of the option shares per month, assuming continued service through applicable vesting dates.

Option Exercises and Stock Vested During 2013

None of the named executive officers exercised stock options in 2013.

In 2012, in connection with the then pending (and subsequently terminated) merger agreement with Integrated Device Technology, Inc., we granted restricted stock awards for retention purposes to our employees, including the named executive officers.  The stock awards to the named executive officers vested on February 28, 2013.  The following table sets forth the number of shares acquired by these officers upon vesting and the value realized based upon the number of shares multiplied by the market value of the shares on the vesting date.

Named Executive Officer	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David K. Raun	6,000	28,500
Arthur O. Whipple	6,000	28,500
Gene Schaeffer	5,000	23,750
Vijay Meduri	6,000	28,500
Michael Grubisich	5,000	23,750

Potential Payments Upon Change-in-Control and Termination

The PLX executive officers do not have employment agreements, and serve at the will of the PLX Board of Directors.

PLX has adopted the PLX Severance Plan for Executive Management (the “PLX Severance Plan”), which is intended to secure the continued services, dedication, and objectivity of the executive officers without concern as to whether the officers or employees might be hindered or distracted by personal uncertainties and risks in connection with a change of control of PLX.

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

The following table shows the hypothetical amounts of cash severance payments and benefits and the value of accelerated vesting of stock options for each of the named executive officers under the PLX Severance Plan had a change in control of the Company occurred on December 31, 2013, with a price per share equal to $6.58, the closing market price as of that date, and each executive officer’s employment was terminated without Cause or for Good Reason immediately thereafter (based on salary and other compensation arrangements in effect on March 31, 2014).

NAMED EXECUTIVE OFFICERS	Hypothetical Cash Severance Payment in respect of Salary and Bonus ($)	Hypothetical Value of Benefits ($)	Hypothetical "Spread" of Accelerated Vesting of Options in Change in Contol ($)	Total Hypothetical Severance Benefits ($)
David K. Raun	611,301	30,517	487,191	1,129,009
Arthur O. Whipple	334,945	14,402	226,656	576,003
Gene Schaeffer	319,994	1,800	211,550	533,344
Vijay Meduri	296,022	20,543	222,724	539,289
Michael Grubisich	289,497	20,345	222,724	532,565

Total	1,851,759	87,606	1,370,846	3,310,211

Fees Paid to Compensation Consultants

Neither the Company nor the Compensation Committee engaged an outside consulting firm to provide services on executive and director compensation or on non-executive compensation matters during 2013.

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

Pursuant to the Company’s 2008 Equity Incentive Plan, each non-employee director will receive a nonqualified stock option grant of 25,000 shares of the Company’s Common Stock upon his or her initial election to the Board of Directors. On the date of each annual stockholder’s meeting, each incumbent non-employee director who has served on the Board for at least eleven months will automatically be granted a nonqualified stock option to purchase 12,000 shares of the Company’s Common Stock. All options automatically granted to non-employee directors have an exercise price equal to 100% of the fair market value on the date of grant, are fully vested and immediately exercisable.  The grants in connection with re-election at the December 19, 2012 annual meeting were granted on January 24, 2013 and the grants in connection with the election at the December 18, 2013 annual meeting were granted on December 19, 2013 when the votes were certified.

The table below summarizes the compensation our company paid to non-employee directors for the year ended December 31, 2013. Mr. Raun, who serves as our President and Chief Executive Officer, is a director, but is not included in the table below because he did not receive any additional compensation for services provided as a director during 2013.

Director Compensation for Year Ended December 31, 2013

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)		Total ($)
Michael J. Salameh	34,000		62,042	(2)	96,042
John H. Hart	50,000		62,042	(2)	112,042
Ralph Schmitt	34,000		62,042	(2)	96,042
Patrick Verderico	42,000		62,042	(2)	104,042
D. James Guzy	64,000		26,906	(3)	90,906
Thomas Riordan	34,000		26,906	(3)	60,906
Robert H. Smith	54,000		26,906	(3)	80,906
Martin Colombatto	-	(1)	73,200		73,200
Stephen Domenik	-	(1)	73,200		73,200
Eric Singer	-	(1)	73,200		73,200

(1)	Messrs. Colombatto, Domenik and Singer were elected to the board at the 2013 annual meeting in December 2013, therefore, there were no quarterly retainers paid during 2013.

(2)
The grants in connection with re-election at the December 19, 2012 annual meeting were granted on January 24, 2013, therefore, the 2013 option award compensation includes options awarded in connection with both the 2012 and 2013 re-election.

(3)	The grants in connection with re-election at the December 19, 2012 annual meeting were granted on January 24, 2013.

The non-employee directors had the following numbers of shares underlying stock options as of December 31, 2013:

Name	Stock Options Outstanding
Michael J. Salameh	46,000
John H. Hart	46,000
Ralph Schmitt	804,000
Patrick Verderico	46,000
D. James Guzy	34,000
Thomas Riordan	64,000
Robert H. Smith	34,000
Martin Colombatto	25,000
Stephen Domenik	25,000
Eric Singer	25,000

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

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2013, no executive officer of the Company served on the Compensation Committee (or equivalent), or the board of directors of another entity whose executive officer(s) served on the Company’s Compensation Committee or Board.

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

	Shares Beneficially Owned (1)
Beneficial Owner	Number	Percent (2)
5% or Greater Stockholders:

Potomac Capital Partners II, L.P.	4,683,278 (3)	10.2%
825 Third Avenue, 33rd Floor
New York, New York 10022

Discovery Group I, LLC	3,374,097 (4)	7.4%
191 North Wacker Dr. Ste 1685
Chicago, IL 60606

Raging Capital Mater Fund, Ltd.	3,241,590 (5)	6.2%
c/o Ogier Fiduciary Servuces (Cayman) Limited
89 Nexus Way, Camana Bay
Grand Cayman KY 1-9007, Cayman Islands

BlackRock, Inc.	2,690,991 (6)	5.7%
40 East 52nd Street
New York, NY 10022

Directors and Named Executive Officers:

Eric Singer	3,756,195 (7)	8.2%
Ralph Schmitt	746,322 (8)	1.6%
Michael J. Salameh	384,126 (9)	*
David Raun	364,192 (10)	*
Vijay Meduri	301,813 (11)	*
Michael Grubisich	285,298 (12)	*
Arthur O. Whipple	266,456 (13)	*
Gene Schaeffer	263,800 (14)	*
Martin Colombatto	79,700 (15)	*
John H. Hart	46,000 (16)	*
Patrick Verderico	46,000 (17)	*

Stephen Domenik	25,000 (18)	*

All directors and executive officers as a group (12 persons):	6,421,416 (19)	13.6%

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

(2)	Based upon 45,899,775 shares of common stock issued and outstanding as of March 31, 2014.

(3)
Based on a Schedule 13D/A (Amendment No. 8) filed with the SEC on December 23, 2013, by the following persons who report that they may be deemed a group having beneficial ownership of an aggregate of 4,683,278 shares listed in the table above (with the individually reported numbers of shares and powers indicated in parentheses after each name):  Potomac Capital Partners II, L.P. (3,421,712, shared voting and dispositive power), Potomac Capital Management II, L.L.C. (3,421,712, shared voting and dispositive power), Potomac Capital Partners III, L.P. (128,249, shared voting and dispositive power), Potomac Capital Management III, L.L.C. (128,249, shared voting and dispositive power), Potomac Capital Partners L.P. (952,083, shared voting and dispositive power), Potomac Capital Management, L.L.C. (952,083, shared voting and dispositive power), Paul J. Solit (4,502,044, shared voting and dispositive power), Eric Singer (181,234, sole voting and dispositive power; 3,549,961, shared voting and dispositive power).

(4)
Based on a Schedule 13D/A (Amendment No. 2) filed with the SEC on January 29, 2014, by the following persons who report that they may be deemed a group having beneficial ownership of an aggregate of 3,374,097 shares listed in the table above (with the individually reported numbers of shares and powers indicated in parentheses after each name):  Discovery Equity Partners, L.P. (3,374,097, shared voting and dispositive power), Discovery Group I, L.L.C. (3,374,097, shared voting and dispositive power), Daniel J. Donoghue (3,374,097, shared voting and dispositive power), Michael R. Murphy (3,374,097, shared voting and dispositive power).

(5)
Based on a Schedule 13G/A filed with the SEC on February 14, 2014 by Raging Capital Master Fund, Ltd., a Cayman Islands exempted company, Raging Capital Management, LLC, a Delaware limited liability company, and William C. Martin, each of whom reports shared voting and dispositive power over the shares listed above.

(6)	Based on a Schedule 13G/A filed with the SEC on January 30, 2014, BlackRock, Inc. reported sole voting power over 2,613,548 shares and sole dispositive power over 2,690,991 shares

(7)
Includes 3,421,712 shares owned by Potomac Capital Partners II of which Mr. Singer is a co-managing member and 128,249 shares owned by Potomac Capital Partners III, of which Mr. Singer is a co-managing member.  Includes 25,000 shares subject to options exercisable within 60 days of March 31, 2014.

(8)	Includes 726,916 shares subject to options exercisable within 60 days of March 31, 2014.

(9)	Includes 46,000 shares subject to options exercisable within 60 days of March 31, 2014 and 8,400 shares held by Mr. Salameh’s children.

(10)
Includes 327,081 shares subject to options exercisable within 60 days of March 31, 2014 and 4,111 shares allocated to this person’s account in the ESOP, as to which this person has the right to direct the vote.

(11)
Includes 273,187 shares subject to options exercisable within 60 days of March 31, 2014 and 4,111 shares allocated to this person’s account in the ESOP, as to which this person has the right to direct the vote.

(12)
Includes 276,187 shares subject to options exercisable within 60 days  of March 31, 2014 and 4,111 shares allocated to this person’s account in the ESOP, as to which this person has the right to direct the vote.

(13)
Includes 231,145 shares subject to options exercisable within 60 days of March 31, 2014 and 4,111 shares allocated to this person’s account in the ESOP, as to which this person has the right to direct the vote.

(14)
Includes 250,623 shares subject to options exercisable within 60 days  of March 31, 2014 and 3,177 shares allocated to this person’s account in the ESOP, as to which this person has the right to direct the vote.

(15)	Includes 25,000 shares subject to options exercisable within 60 days of March 31, 2014.

(16)	Includes 46,000 shares subject to options exercisable within 60 days of March 31, 2014.

(17)	Includes 46,000 shares subject to options exercisable within 60 days of March 31, 2014.

(18)	Includes 25,000 shares subject to options exercisable within 60 days of March 31, 2014.

(19)	Includes 2,298,139 shares subject to options exercisable within 60 days of March 31, 2014 and includes 15,635 shares allocated to the accounts of the executive officers in the ESOP.

(*)           Less than 1%.

Equity Compensation Plans

The following table sets forth information about shares of the Company’s Common Stock that may be issued under the Company’s equity compensation plans, all of which have been approved by the Company’s stockholders. Information in the table is as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	4,652,563	$3.99	1,356,168

Equity compensation plans not approved by security holders	-	-	-

Total / Weighted Ave./ Total	4,652,563	$3.99	1,356,168

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

The Board’s Nominating Committee charter also provides that the Committee will review potential conflicts of interest in considering candidates for director nominees. The Company’s Code of Business Conduct and Ethics also states a policy to the effect that each employee and non-employee director is expected to disclose potential conflicts of interest involving that individual or the individual’s family members to the Company’s chief compliance officer or independent director, Patrick Verderico, respectively.

Director Independence

The required information concerning director independence is set forth under Item 10 above, under “Board and Corporate Governance Matters,” and is incorporated by this reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by BDO USA, LLP for the integrated audits of the Company’s annual financial statements for the years ended December 31, 2012 and 2013, and fees billed for other services rendered by BDO USA, LLP for the years ended December 31, 2012 and 2013.

	2012	2013
Audit Fees (1)	$554,000	$557,000
Audit-Related Fees (2)	235,000	9,000
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$789,000	$566,000

(1)
Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements, internal control over financial reporting, and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by BDO USA, LLP in connection with statutory and regulatory filings or engagements for the years ended December 31, 2012 and 2013.

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

Report of Independent Registered Public Accounting Firm*

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting*

Consolidated Balance Sheets as of December 31, 2013 and 2012*

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2013*

Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2013*

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2013*

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013*

Notes to Consolidated Financial Statements*

	2.	Financial Statement Schedule

As of and for each of the three years in the period ended December 31, 2013-II Valuation and Qualifying Accounts*

All other schedules have been omitted because they are not applicable.

	3.	Exhibit Index

See Exhibit Index immediately following the signature page for a list of exhibits filed or incorporated by reference as a part of this report.

(b)	Exhibits

The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15 (a) (3) above.

	(*)	Previously filed with the Annual Report on Form 10-K with the SEC on March 7, 2014, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2014	PLX Technology, Inc. by: /s/ David Raun Name: David Raun Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
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

3.2	Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Company's Form 8-K, filed on November 25, 2013, and incorporated herein by reference.
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

10.9*	PLX Technology, Inc. 2013 Variable Compensation Plan, attached as Exhibit 10.2 to the Company’s Form 10-Q, filed on May 8, 2013 and incorporated herein by reference.
10.10*^	PLX Technology, Inc. 2014 Variable Compensation Plan.
14.1	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Company’s Form 10-K, filed on March 7, 2006, and incorporated herein by reference.
21.1^	Subsidiaries of the Company.
23.1^	Consent of Independent Registered Public Accounting Firm.
24.1^	Power of Attorney (See Signature page).
31.1^	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2^	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^^	Certification of Chief Executive Officer Pursuant to 18 U.S.C.Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2^^	Certification of Chief Financial Officer Pursuant to 18 U.S.C.Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema Document
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB^	XBRL Taxonomy Extension Label Linkbase Document
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
^	Previously filed with the Annual Report on Form 10-K filed with the SEC on March 15, 2013, which is being amended hereby.
^^	Previously furnished with the Annual Report on Form 10-K filed with the SEC on March 15, 2013, which is being amended hereby.