Form 10-Q
period 2014-03-31
PLX TECHNOLOGY INC
filed 2014-05-06
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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

As of March 31, 2014 there were 45,899,775 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2014

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$11,551	$11,021
Short-term marketable securities	9,256	8,295
Accounts receivable, net	13,742	12,835
Inventories	9,846	10,289
Other current assets	2,180	2,117
Total current assets	46,575	44,557
Property and equipment, net	10,163	10,333
Goodwill	20,461	20,461
Long-term marketable securities	764	1,108
Other assets	588	701
Total assets	$78,551	$77,160

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,388	$6,511
Accrued compensation and benefits	2,435	4,050
Accrued commissions	461	480
Other accrued expenses	3,287	3,213
Total current liabilities	12,571	14,254
Long term borrowing against line of credit	5,000	5,000
Total liabilities	17,571	19,254

Stockholders' Equity:
Common stock, par value	46	46
Additional paid-in capital	194,272	193,391
Accumulated other comprehensive loss	(271)	(277)
Accumulated deficit	(133,067)	(135,254)
Total stockholders' equity	60,980	57,906
Total liabilities and stockholders' equity	$78,551	$77,160

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Net revenues	$24,839	$26,218
Cost of revenues	10,084	10,693
Gross margin	14,755	15,525

Operating expenses:
Research and development	6,390	5,961
Selling, general and administrative	6,097	6,419
Acquisition and restructuring related costs	-	291
Total operating expenses	12,487	12,671

Income from operations	2,268	2,854
Interest income (expense) and other, net	(29)	(71)
Income from continuing operations before provision for income taxes	2,239	2,783

Provision for income taxes	52	84

Income from continuing operations, net of tax	2,187	$2,699
Loss from discontinued operations, net of tax	-	(57)
Net income	$2,187	$2,642

Basic net income per share:
Income from continuing operations	$0.05	$0.06
Loss from discontinued operations	$-	$-
Net income	$0.05	$0.06

Diluted net income per share:
Income from continuing operations	$0.05	$0.06
Loss from discontinued operations	$-	$-
Net income	$0.05	$0.06

Shares used to compute per share amounts
Basic	45,841	45,366
Diluted	47,149	46,096

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net income	$2,187	$2,642
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities, net	2	-
Foreign currency translation adjustments	4	(3)
Comprehensive net income	$2,193	$2,639

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$2,187	$2,642
Adjustments to reconcile net income to net cash flows from operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	512	603
Share-based compensation expense	463	594
Write-downs of inventories	40	110
Other non-cash items	13	13
Changes in operating assets and liabilities:
Accounts receivable	(907)	(2,368)
Inventories	403	820
Other current assets	(63)	(218)
Other assets	77	49
Accounts payable	(123)	(3,434)
Accrued compensation and benefits	(1,615)	(2,087)
Other accrued expenses	55	(499)
Net cash provided by (used) in operating activities	1,042	(3,775)

Cash flows from investing activities:
Purchases of marketable securities	(3,002)	(1,438)
Maturities of marketable securities	2,374	1,142
Purchase of property and equipment	(298)	(125)
Net cash used in investing activities	(926)	(421)

Cash flows from financing activities:
Proceeds from exercise of common stock options	418	1,107
Taxes paid related to net share settlement of equity awards	-	(321)
Net cash provided by financing activities	418	786

Effect of exchange rate fluctuations on cash and cash equivalents	(4)	(1)

Net increase (decrease) in cash and cash equivalents	530	(3,411)
Cash and cash equivalents at beginning of period	11,021	14,673
Cash and cash equivalents at end of period	$11,551	$11,262

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$95	$-
Cash paid for interest	$43	$57

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

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates include our allowance for sales returns, obsolescence and slow moving inventory reserve, the amount of valuation allowance needed on our deferred tax assets, useful lives of our long lived assets and the expected life and volatility inputs used to determine our stock compensation charges. Actual results could differ from those estimates and such differences may be material to the financial statements.

Accumulated Other Comprehensive Loss

The changes in the components of accumulated other comprehensive loss, net of tax, reflected in the Consolidated Statements of Stockholders' Equity and Comprehensive Income, consisted of the following (in thousands):

	Three Months Ended March 31, 2014
	Unrealized gain (loss)	Foreign currency
	on marketable securities	translation adjustments	Total
Balance at January 1, 2014	$(1)	$(276)	$(277)
Other comprehensive income before reclassifications	2	4	6
Balance at March 31, 2014	$1	$(272)	$(271)

	Three Months Ended March 31, 2013
	Unrealized gain (loss)	Foreign currency
	on marketable securities	translation adjustments	Total
Balance at January 1, 2013	$1	$(227)	$(226)
Other comprehensive income before reclassifications	-	(3)	(3)
Balance at March 31, 2013	$1	$(230)	$(229)

There were no amounts reclassified from accumulated other comprehensive loss in the three months ended March 31, 2014 and 2013.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance, where applicable, has occurred, the fee is fixed or determinable and collection is reasonably assured.

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

The Company offers pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. The Company analyzes current requests for credit in process, also known as ship and debits, historical rates and amounts of credits issued and inventory at the distributor to determine the ending sales reserve required for this program.  The Company also offers stock rotation rights to two distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. The Company analyzes inventory at distributors, current stock rotation requests and past experience to determine the ending sales reserve required at each reporting period. Provisions for reserves are charged directly against revenue and the related reserves are recorded as a reduction to accounts receivable.

2.  Share-Based Compensation

Equity Incentive Plans

In May 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan (“2008 Plan”).  The 2008 Plan was amended by the Company’s stockholders in May 2010 to increase the number of shares reserved for issuance under the Plan by 1,500,000 shares. In May 2011, the 2008 Plan was amended again by the Company’s stockholders to increase the number of shares reserved for issuance under the Plan by 2,300,000 shares. Under the 2008 Plan, there is currently authorized for issuance and available for awards an aggregate of 5,000,000 shares of the Company’s common stock, plus up to an additional 2,407,369 shares that otherwise would have reverted to the share reserve of the Company’s prior incentive plan, the Company’s 1999 Stock Incentive Plan, subject to an overall, aggregate share reserve limit of 7,407,369 shares. Awards under the 2008 Plan may include stock options, restricted stock, stock appreciation rights, performance awards, restricted stock units (“RSUs”) and other awards, provided that with respect to full value awards, such as restricted stock or restricted stock units, no more than 300,000 shares may be issued in the form of full value awards during the term of the 2008 Plan.  Awards under the 2008 Plan may be made to the Company’s officers and other employees, its board members and consultants that it hires.  Generally, options vest over a four-year period and expire no more than seven years after the date of grant.  The 2008 Plan has a term of ten years.

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

	Three Months Ended
	March 31,
	2014	2013
Risk-free interest rate	1.55%	0.66%
Expected volatility	54.30%	62.90%
Expected life (years)	4.56	4.34

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Life: The Company’s expected life represents the weighted-average period that the Company’s stock options are expected to be outstanding. The expected life is based on the observed and expected time to post-vesting exercise of options by employees. The Company uses historical exercise patterns of previously granted options to derive an employee behavioral pattern used to forecast expected exercise patterns.

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

As share-based compensation expense recognized in the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following tables show total share-based compensation and employee stock ownership plan expenses recorded for the three months ended March 31, 2014 and 2013, included in the respective line items of the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31, 2014
	Stock Options
	and RSUs	ESOP	Total
Cost of revenues	$10	$3	$13
Research and development	152	69	221
Selling, general and administrative	301	51	352
Total share-based compensation expense	$463	$123	$586

	Three Months Ended March 31, 2013
	Stock Options
	and RSUs	ESOP	Total
Cost of revenues	$(23)	$-	$(23)
Research and development	163	62	225
Selling, general and administrative	508	55	563
Discontinued operations (1)	(54)	-	(54)
Total share-based compensation expense	$594	$117	$711

(1)	Recorded in loss from discontinued operations in the Condensed Consolidated Statements of Operations.

A summary of option activity under the Company’s stock equity plans during the three months ended March 31, 2014 is as follows:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
Options	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2013	4,652,563	$4.26	4.09	$11,427,206
Granted	14,000	6.22
Exercised	(108,606)	3.85
Cancelled	(183,593)	8.34

Outstanding at March 31, 2014	4,374,364	$4.10	3.97	$8,888,279

Exercisable at March 31, 2014	2,760,178	$3.91	3.05	$6,243,331

The Black-Scholes weighted average fair values of options granted during the three months ended March 31, 2014 and 2013 were $2.82 and $2.33, respectively.

The following table summarizes ranges of outstanding and exercisable options as of March 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$1.80-$2.69	934,112	2.09	$2.11	878,095	$2.07
$2.70-$4.10	1,288,991	4.20	3.84	826,971	3.79
$4.11-$4.55	909,000	5.95	4.54	63,000	4.53
$4.56-$6.15	879,837	3.48	4.93	697,499	4.93
$6.16-$15.58	362,424	4.18	7.08	294,613	7.19
Total	4,374,364	3.97	$4.10	2,760,178	$3.91

The total intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was $0.2 million and $0.3 million, respectively. The fair value of options vested during the three months ended March 31, 2014 was approximately $0.6 million. As of March 31, 2014, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $1.1 million which is expected to be recognized as expense over a weighted average period of approximately 1.25 years.

The following table summarizes the activity for our nonvested restricted stock units (“RSUs”) during the three months ended March 31, 2014:

	Nonvested Restricted Stock Units
	Number of	Weighted Average
	Shares	Grant-Date Fair Value
December 31, 2013	-	$-
Granted	10,000	$5.94
March 31, 2014	10,000	$5.94

As of March 31, 2014, total unrecognized compensation cost related to nonvested RSUs was $57,000 which is expected to be recognized as expense over a weighted average period of approximately 3.85 years.

3.  Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	March 31,	December 31,
	2014	2013
Work-in-process	$5,138	$5,561
Finished goods	4,708	4,728
Total	$9,846	$10,289

The Company evaluates the need for potential inventory write downs by considering a combination of factors including the life of the product, sales history, obsolescence, sales forecasts and expected sales prices.

4.  Net Income Per Share

The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share. The following table sets forth the computation of basic and diluted income per share from continuing operations (in thousands, except per share data):

	Three Months Ended
	March 31,
	2014	2013
Income from continuing operations	$2,187	$2,699

Weighted average shares outstanding - basic	45,841	45,366
Dilutive effect of stock options and RSUs	1,308	730
Weighted average shares outstanding - diluted	47,149	46,096

Basic income per share from continuing operations	$0.05	$0.06
Diluted income per share from continuing operations	$0.05	$0.06

Weighted average employee stock options to purchase approximately 0.4 million and 1.9 million shares for the three month periods ended March 31, 2014 and 2013, respectively, were outstanding, but were not included in the computation of diluted earnings per share as the exercise price of the options was greater than the average share price of the Company’s stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices was greater than the weighted average number of shares underlying outstanding option and, therefore, the effect would have been anti-dilutive. Dilutive securities are comprised of options to purchase common stock and RSUs.

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

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement as of Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificate of deposit	$8,130	$-	$8,130	$-
Marketable securities	2,139	-	2,139	-
Total	$10,269	$-	$10,269	$-

		Fair Value Measurement as of Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$1	$1	$-	$-
Certificate of deposit	7,555	-	7,555	-
Marketable securities	2,716	-	2,716	-
Total	$10,272	$1	$10,271	$-

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

6.  Investments

As of March 31, 2014, the Company’s securities consisted of certificate of deposits and debt securities and were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices or prices quoted in markets that are not active, with unrealized gains and losses reported in a separate component of stockholders’ equity.  The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity, both of which are included in interest income.  Realized gains and losses are recorded on the specific identification method.

The fair value of available-for-sale investments is as follows (in thousands):

	March 31, 2014
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Certificate of deposit	$8,130	$-	$-	$8,130
Marketable securities:
Municipal bonds	1,633	1	-	1,634
US treasury and government agencies securities	505	-	-	505
Total	$10,268	$1	$-	$10,269
Less amounts classified as cash equivalents				(249)
Total short and long-term available-for-sale investments				$10,020

Contractual maturity dates for investments:
Less than one year:				9,256
One to two years:				764
				$10,020

	December 31, 2013
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Certificate of deposit	$7,557	$-	$(2)	$7,555
Marketable securities:
Municipal bonds	2,125	1	-	2,126
US treasury and government agencies securities	590	-	-	590
Total	$10,272	$1	$(2)	$10,271
Less amounts classified as cash equivalents				(868)
Total short and long-term available-for-sale investments				$9,403

Contractual maturity dates for investments:
Less than one year:				8,295
One to two years:				1,108
				$9,403

As of March 31, 2014, the Company had an aggregate unrealized loss of less than $1,000. The following tables show the gross unrealized losses and fair value for investments in an unrealized loss position as of December 31, 2013, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	December 31, 2013
	Less than 12 Months		12 months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificate of deposit	$1,956	$(2)	$-	$-	$1,956	$(2)
Total	$1,956	$(2)	$-	$-	$1,956	$(2)

The Company reviews its available for sale investments for impairment at the end of each period.  Investments in debt securities are considered impaired when the fair value of the debt security is below its amortized cost. If an impairment exists and the Company determines it has intent to sell the debt security or if it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis, an other-than-temporary impairment loss is recognized in earnings to write the debt security down to its fair value. However, even if the Company does not expect to sell the debt security, it must evaluate expected cash flows to be received and determine if a credit loss exists. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recognized in other comprehensive income. The Company did not record any other-than-temporary write-downs in the accompanying financial statements.

7.  Acquisition and Restructuring Costs

In the three months ended March 31, 2013, the Company recorded approximately $0.3 million of severance and benefit related costs, included in acquisition and restructuring related costs in the Condensed Consolidated Statement of Operations, related to the termination of 4 employees worldwide as part of the restructuring of SG&A activities as a result of the 2012 divestiture of the PHY business. As of December 31, 2013 all of the severance and benefit accruals were paid.

In the three months ended March 31, 2013, the Company recorded $12,000 of outside legal and accounting costs associated with the wrap up of the IDT acquisition activities, which were terminated in December 2012. These expenses were also included in operating expenses under acquisition and restructuring related costs in the Company’s Condensed Consolidated Statement of Operations.

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

Revenues from continuing operations by geographic region based on customer location were as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenues:
China	$6,174	$7,036
Taiwan	5,086	4,110
United States	4,756	5,833
Germany	3,017	2,407
Singapore	2,822	4,468
Other Asia Pacific	2,688	1,802
Europe, Middle East and Africa	151	444
The Americas - excluding United States	145	118
Total	$24,839	$26,218

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues from continuing operations:

	Three Months Ended
	March 31,
	2014	2013
Excelpoint Systems Pte Ltd	27%	34%
Avnet, Inc.	25%	27%
Answer Technology, Inc.	15%	11%

There were no direct end customers that accounted for more than 10% or more of the total accounts receivable balance.  The following distributors accounted for 10% or more of the total accounts receivable balance:

	March 31,
	2014	2013
Excelpoint Systems Pte Ltd	30%	42%
Answer Technology, Inc.	20%	15%
Avnet, Inc.	18%	15%

9. Line of Credit

On September 30, 2011, the Company entered into an agreement with Silicon Valley Bank to establish a two-year $10.0 million revolving loan facility. On April 22, 2013, the agreement was amended to increase the facility to $15.0 million and extend the maturity date to September 30, 2015. The facility provides for revolving advances based on a borrowing-base formula tied to the Company’s receivables and also provides for month-end and fiscal quarter-end advances beyond the borrowing-base formula subject to certain limitations and requirements. Borrowings under the credit facility bear interest at rates equal to the prime rate announced from time to time in The Wall Street Journal. As of March 31, 2014 the prime rate was 3.25%.  The facility also provides for commitment, unused facility and letter-of-credit fees. The facility is secured by liens on the Company’s personal property assets except for intellectual property, which is subject to a negative pledge against encumbrance. As of March 31, 2014 there is $5.0 million outstanding against the facility. In addition, the Company issued an irrevocable letter of credit of $0.8 million against the facility for the bond issued as a result of the judgment in the Internet Machines litigation. Borrowing availability as of March 31, 2014 was $9.2 million. Interest payments are paid monthly with principal due at maturity.

The facility is subject to certain financial covenants for EBITDA, as defined in the agreement, and a monthly quick ratio computation (PLX’s cash, investments and accounts receivable divided by current liabilities). The Company was in compliance with all financial covenants associated with this facility as of March 31, 2014.

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

11.  Income Taxes

A provision for income tax from continuing operations of $52,000 has been recorded for the three month period ended March 31, 2014, compared to a provision of $84,000 for the same period in 2013.  Income tax expense for the three months ended March 31, 2014 and 2013 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes.

Due to operating losses incurred, the Company created a full valuation allowance as of December 2002 for deferred tax assets.  As of March 31, 2014, a valuation allowance continues to be recorded for the net deferred tax asset based on management’s assessment that the realization of deferred tax assets is uncertain due to the history of losses, the variability of operating results and the inability to conclude that it is more likely than not that sufficient taxable income would be generated in future periods to realize those deferred tax assets. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance. As of December 31, 2013, the Company has a valuation allowance against net deferred assets of $67.2 million. Other than the estimated usage of the Company’s net operating losses for the year, there were no material changes in the amount of net deferred assets during the three months ended March 31, 2014.

The Company intends to review on a quarterly basis the conclusions reached about the appropriate amount of its deferred income tax asset valuation allowance and expects a significant benefit to be recorded in the period the valuation allowance reversal is recorded and a significantly higher effective tax rate in periods following the valuation allowance reversal.

As of December 31, 2013, the Company had unrecognized tax benefits of approximately $5.9 million of which none, if recognized, would result in a reduction of the Company’s effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the three months ended March 31, 2014. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. The Company does not believe the amount of its unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  The tax years 2009 through 2012 remain open to examination by the federal and most state tax authorities. Net operating loss and tax credit carryforwards generated in prior periods remain open to examination.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Forward-looking statements include statements regarding our PCI Express and Connectivity product revenue growth in the second quarter of 2014 including expectations that the first quarter supply constraint discussed below will be temporary, our future gross margins, our future research and development expenses, our future deferred tax valuation and unrecognized tax benefits, our ability to meet our capital requirements for the next twelve months, our future capital requirements, that current high turns fill requirements will continue indefinitely and our anticipation that sales to a small number of customers will account for a significant portion of our sales.  Actual results could differ materially from those projected in such forward-looking statements.  Factors that could cause actual results to differ include unexpected changes in the mix of our product sales, unexpected pricing pressures, unexpected capital requirements that may arise due to other possible acquisitions or other events, unanticipated changes in the businesses of our suppliers, and unanticipated cash shortfalls.  Actual results could also differ for the reasons noted under the sub-heading “Factors That May Affect Future Operating Results” in Item 1A, Risk Factors in Part II of this report on Form 10-Q and in other sections of this report on Form 10-Q.  All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

OVERVIEW

PLX Technology, Inc. (“We”, "PLX" or the "Company"), a Delaware corporation established in 1986, designs, develops, manufactures and sells integrated circuits that perform critical system connectivity functions.  These interconnect products are fundamental building blocks for standards-based electronic equipment.  We market our products to major customers worldwide that sell electronic systems in the enterprise, consumer, server, storage, communications, personal computer (PC), peripheral and embedded markets.

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

Discontinued operations

On September 20, 2012, we completed the sale of our physical layer 10GBase-T integrated circuit (“PHY”) family of products pursuant to an Asset Purchase Agreement between the Company and Aquantia Corporation dated September 14, 2012.  On July 6, 2012, we had also entered into an Asset Purchase Agreement (the “Entropic APA”) with Entropic Communications, Inc., pursuant to which we completed the sale of our digital channel stacking switch product line within the PHY product family, including certain assets exclusively related to the product line.  The operations of the PHY related business have been segregated from continuing operations and are presented as discontinued operations in our consolidated statement of operations for all periods presented.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013

Net Revenues

The following table shows the revenue by type (in thousands) and as a percentage of net revenues:
	Three Months Ended
	March 31
	2014		2013
PCI Express Revenue	$17,511	70.5%	$18,644	71.1%
Connectivity Revenue	7,328	29.5%	7,574	28.9%
	$24,839		$26,218

Net revenues consist primarily of product revenues generated principally by sales of our semiconductor devices. Net revenues for the three months ended March 31, 2014 decreased 5.3%, or $1.4 million, compared to the same period in 2013. The decrease was primarily due to lower sales of our PCI Express Gen 2 products as a result of temporary supply constraints due to assembly issues at one of our assembly manufacturers. These assembly issues have been addressed and are not expected to be a limitation in the second quarter of 2014.

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Three Months Ended
	March 31,
	2014	2013
Excelpoint Systems Pte Ltd	27%	34%
Avnet, Inc.	25%	27%
Answer Technology, Inc.	15%	11%

We currently expect to see revenue growth through 2014 for our PCI Express products and continued declines of our Connectivity products. However, due to timing of customer last time buys, we expect to see a slight increase in revenues for our Connectivity products compared to the first quarter of 2014. Future demand for our products is uncertain and is highly dependent on general economic conditions and the demand for products that contain our chips. Customer demand for semiconductors can change quickly and unexpectedly.  Our revenue levels have been highly dependent on the amount of new orders that are received for products to be delivered to the customer within the same quarter, also called “turns fill” orders.  Because of the long cycle time to build our products and our lack of visibility into demand when turns fill orders are high, it is difficult to predict which products to build to match future demand.  We believe the current high turns fill requirements will continue indefinitely.  The high turns fill orders pattern, together with the uncertainty of product mix and pricing, makes it difficult to predict future levels of sales and profitability and may require us to carry higher levels of inventory.

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

	Three Months Ended
	March 31
	2014	2013
	in thousands
Gross profit	$14,755	$15,525
Gross margin	59.4%	59.2%

Gross profit for the three months ended March 31, 2014 decreased by 5.0%, or $0.8 million compared to the same period in 2013 while gross margin was relatively flat. The decrease in absolute dollars was due to decreased revenues. The three months ended March 31, 2014 includes the royalty accrual of $0.3 million associated with the Internet Machines litigation, which had approximately a 1.0 percentage point impact on gross margin. The fluctuation was primarily due to product and customer mix of our PCI Express products as well as the last time buys of our connectivity products. See Note 10 of the condensed consolidated financial statements for more information on the Internet Machines litigation.

Future gross profit and gross margin are highly dependent on the product and customer mix, our ability to secure cost reductions from our suppliers, provisions and sales of previously written down inventory, the position of our products in their respective life cycles and specific manufacturing costs.  Accordingly, we are not able to predict future gross profit levels or gross margins with certainty. However, we do expect that in the near term gross margins will return to similar levels seen in the second half of 2013.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of tape-out costs at our independent foundries, salaries and related costs, including share-based compensation and expenses for outside engineering consultants.

	Three Months Ended
	March 31
	2014	2013
	in thousands
R&D expenses	$6,390	$5,961
As a percentage of revenues	25.7%	22.7%

R&D expenses increased by $0.4 million or 7.2% in the three months ended March 31, 2014 compared to the same period in 2013. The increase in R&D in absolute dollars and as a percentage of revenue was primarily due to an increase in spending on compensation and benefit related expenses of $0.4 million due to the increase in average headcount of approximately 11%.

We believe continued spending on research and development to develop new products is critical to our success. R&D spending will continue to fluctuate due to timing of projects and tape-out related activities. We are expecting a significant tape-out in the second quarter of 2014 resulting in an increase in R&D expenses compared to the first quarter of 2014.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related costs, including share-based compensation, commissions to manufactures’ representatives and professional fees, as well as trade show and other promotional expenses.

	Three Months Ended
	March 31
	2014	2013
	in thousands
SG&A expenses	$6,097	$6,419
As a percentage of revenues	24.5%	24.5%

SG&A expenses decreased by $0.3 million or 5.0% in the three months ended March 31, 2014 compared to the same period in 2013. The decrease in SG&A in absolute dollars was due primarily to the fully vested option grants in connection with the 2012 Board of Directors election were granted in the first quarter of 2013 while the option grants for the 2013 Board of Directors election were granted in the fourth quarter of 2013.

Acquisition and Restructuring Related Costs

	Three Months Ended
	March 31
	2014	2013
	in thousands
Severance costs	$-	$279
Deal costs	-	12
	$-	$291

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

Interest Income (Expense) and Other, Net

	Three Months Ended
	March 31
	2014	2013
	in thousands
Interest income	$9	$4
Interest expense	(41)	(65)
Other income (expense)	3	(10)
	$(29)	$(71)

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term investment balances.

Interest expense reflects interest recorded on the line of credit borrowings.

Other income (expense) includes other miscellaneous transactions and foreign currency transaction gains and losses. Other income may fluctuate significantly due to currency fluctuations.

Provision for Income Taxes

A provision for income tax of $52,000 has been recorded for the three month period ended March 31, 2014, compared to a provision of $84,000 for the same period in 2013.  Income tax expense for the three months ended March 31, 2014 and 2013 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes.

As of March 31, 2014, we have a valuation allowance against net deferred assets. While encouraged by the pretax profit earned in 2013 and in the first quarter of 2014 and by the favorable trend of our recent financial results, management believes it is appropriate to obtain confirmatory evidence that the improvement in our results in operations is sustainable, and the realization of at least some of the deferred income tax assets is more likely than not, before reversing a portion of the valuation allowance to earnings.

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

As of December 31, 2013, we had unrecognized tax benefits of approximately $5.9 million of which none, if recognized, would result in a reduction of our effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the three months ended March 31, 2014. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. We do not believe the amount of our unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  The tax years 2009 through 2012 remain open to examination by the federal and most state tax authorities. Net operating loss and tax credit carryforwards generated in prior periods remain open to examination.

Liquidity and Capital Resources

Cash and Investments

We invest excess cash predominantly in certificate of deposits and debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of March 31, 2014 cash, cash equivalents, short and long-term marketable securities were $21.6 million, an increase of $1.2 million from $20.4 million at December 31, 2013.

Operating Activities

	Three Months Ended
	March 31
	2014	2013
	in thousands
Income from continuing operations, net of non-cash items	$3,215	$4,072
Loss from discontinued operations, net of non-cash items	-	(111)
Changes in working capital	(2,173)	(7,736)
Net cash provided by (used) in operating activities	$1,042	$(3,775)

Cash provided by (used in) operating activities primarily consists of net income adjusted for certain non-cash items including depreciation, share-based compensation expense, provisions for excess and obsolete inventories, other non-cash items and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2014 was $1.0 million compared to cash used in operating activities of $3.8 million for the same period in 2013. The increase in cash flow provided by operations was primarily due to changes in our working capital as a result of larger vendor payments related to the IDT acquisition activities and employee variable compensation payments in the first quarter of 2013, which were accrued in 2012 and timing of customer shipments, partially offset by a decrease in income from continuing operations, net of non-cash items. Our days sales outstanding increased due to stronger shipments late in March 2014 compared to March 2013. Our days payable outstanding and inventory were relatively flat.

Investing Activities

Our investing activities are primarily driven by investment of our excess cash, sales of investments and capital expenditures. Capital expenditures have generally been comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures. The cash used in investing activities for the three months ended March 31, 2014 of $0.9 million was due to purchases of investments (net of sales and maturities) of $0.6 million and capital expenditures of $0.3 million. Cash used in investing activities for the three months ended March 31, 2013 of $0.4 million was due to the sales and maturities of investments (net of purchases) of $0.3 million and capital expenditures of $0.1 million.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2014 of $0.4 million was due to the proceeds from the exercise of stock options. Cash provided by financing activities for the three months ended March 31, 2013 of $0.8 million was due to the proceeds from the exercise of stock options of $1.1 million, partially offset by the taxes paid related to net share settlements of restricted stock units of $0.3 million.

Obligations

As of March 31, 2014, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
		Less than	1-3	More than
	Total	1 Year	Years	3 Years
Operating leases - facilities and equipment	$363	$244	$119	$-
Software licenses	3,553	3,380	173	-
Inventory purchase commitments	7,626	7,626	-	-
Borrowing against line of credit	5,000	-	5,000	-
Total cash obligations	$16,542	$11,250	$5,292	$-

On September 30, 2011, we entered into an agreement with Silicon Valley Bank to establish a two-year $10.0 million revolving loan facility. On April 22, 2013, the agreement was amended to increase the facility to $15.0 million and extend the maturity date to September 30, 2015. Borrowings under the credit facility bear interest at rates equal to the prime rate announced from time to time in The Wall Street Journal. As of March 31, 2014 the prime rate was 3.25%.  The facility also provides for commitment, unused facility and letter-of-credit fees. As of March 31, 2014 there is $5.0 million outstanding against the facility. In addition, the company issued an irrevocable letter of credit of $0.8 million against the facility for the bond issued as a result of the judgment in the Internet Machines litigation. The facility is subject to certain financial covenants for EBITDA, as defined in the agreement, and a monthly quick ratio computation (PLX’s cash, investments and accounts receivable divided by current liabilities). We were in compliance with all financial covenants associated with this facility as of March 31, 2014. See Note 9 of the condensed consolidated financial statements for additional information.

Based on the June 19, 2013 Court’s ruling in the Internet Machines litigation, we were required to issue a bond of $2.7 million for pre-judgment damages awarded and future royalties. As of March 31, 2014, we accrued $2.6 million of the $2.7 million judgment under other accrued expenses in our Condensed Consolidated Balance Sheet. Future royalties will be accrued as incurred. See Note 10 of the condensed consolidated financial statements for more information on the Internet Machines litigation.

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

As of March 31, 2014, we offer pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. We analyze current requests for credit in process, also known as ship and debits, historical rates and amounts of credits issued and inventory at the distributor to determine the ending sales reserve required for this program.  We also offer stock rotation rights to two distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. We analyze inventory at distributors, current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required at each reporting period.  Provisions for reserves are charged directly against revenue and related reserves are recorded as a reduction to accounts receivable.

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

Taxes

We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of March 31, 2014, we have determined that negative evidence supports the need for a full valuation allowance against our net deferred tax assets. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. We continue to review our conclusions about the appropriate amount of our deferred income tax asset valuation allowance in light of circumstances existing in current periods and considering the expected future period results and will maintain a full valuation until sufficient positive evidence exists to support a reversal of the valuation allowance. If we continue to generate profits in 2014 and beyond, it is possible that the US valuation allowance position will be reversed in the foreseeable future.  We expect a significant benefit to be recorded in the period the valuation allowance reversal is recorded and a significantly higher effective tax rate in periods following the valuation allowance reversal.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents, short-term investments and long-term investments of $10.3 million at March 31, 2014.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  We invest primarily in high quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $49,000 decrease (less than 1%) in the fair value of our available-for-sale securities.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information contained under the caption “Contingencies” in Note 10 of our notes to the consolidated financial statements included in Part I, Item 1, of this Form 10-Q is incorporated by reference into this Item 1.

ITEM 1A.  RISK FACTORS

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including those set forth below.  The following risk factors have been updated from those set forth in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, and are included herein in their entirety.

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

In addition, competition in our markets comes from companies of various sizes, many of which are significantly larger and have greater financial and other resources than we do and thus can better withstand adverse economic or market conditions.  Therefore, we cannot assure you that we will be able to compete successfully in the future against existing or new competitors, and increased competition may adversely affect our business.  See “Business – Products,” and “—Competition” in Part I of Item 1 of our Form 10-K for the year ended December 31, 2013.

Our Independent Manufacturers May Not Be Able To Meet Our Manufacturing Requirements

We do not manufacture any of our semiconductor devices.  Therefore, we are referred to in the semiconductor industry as a “fabless” producer of semiconductors. Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications.  We currently have third party manufacturers located in China, Japan, Korea, Malaysia and Taiwan that can produce semiconductors which meet our needs.  However, as the semiconductor industry continues to progress towards smaller manufacturing and design geometries, the complexities of producing semiconductors will increase.  Decreasing geometries may introduce new problems and delays that may affect product development and deliveries.  Due to the nature of the semiconductor industry and our status as a fabless semiconductor company, we could encounter fabrication-related problems that may affect the availability of our semiconductor devices, delay our shipments or increase our costs.

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

Failure To Translate Design Wins Into Revenue Could Result in Delayed or Lack of Revenue Growth

We had seen strong design activity with our PCI Express Gen2 products in 2009 resulting in PCI Express revenue growth between 2010 and 2012, when these designs moved into production. We are currently seeing significantly greater design activity and potential revenue with our Gen3 products. We believe that our revenue growth over the next several years will be driven by these programs moving to production.  However, if these programs do not materialize, our revenue growth may be delayed or may be quite limited or may not even occur.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. Sales through distributors for the three months ended March 31, 2014 and 2013 accounted for approximately 86% and 89%, respectively, of our net revenues.  Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

Sales outside of the United States accounted for 81% and 78% of our net revenues in the three months ended March 31, 2014 and 2013, respectively.  Sales outside of the United States may fluctuate in future periods and may continue to account for a large portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the Unites States, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of the United States. Accordingly, we are subject to international risks, including:

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

Date: May 6, 2014

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