Form 10-Q
period 2014-06-30
PLX TECHNOLOGY INC
filed 2014-08-07
CIK 850579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

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

As of June 30, 2014 there were 45,957,760 shares of common stock, par value $0.001 per share, outstanding.

PLX TECHNOLOGY, INC.
INDEX TO
REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2014

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$15,659	$11,021
Short-term marketable securities	9,900	8,295
Accounts receivable, net	13,042	12,835
Inventories	11,998	10,289
Other current assets	2,235	2,117
Total current assets	52,834	44,557
Property and equipment, net	11,229	10,333
Goodwill	20,461	20,461
Long-term marketable securities	111	1,108
Other assets	863	701
Total assets	$85,498	$77,160

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,443	$6,511
Accrued compensation and benefits	3,270	4,050
Accrued commissions	492	480
Other accrued expenses	4,965	3,213
Total current liabilities	19,170	14,254
Long term borrowing against line of credit	5,000	5,000
Total liabilities	24,170	19,254

Stockholders' Equity:
Common stock, par value	46	46
Additional paid-in capital	194,940	193,391
Accumulated other comprehensive loss	(277)	(277)
Accumulated deficit	(133,381)	(135,254)
Total stockholders' equity	61,328	57,906
Total liabilities and stockholders' equity	$85,498	$77,160

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenues	$28,511	$26,850	$53,350	$53,068
Cost of revenues	11,808	11,777	21,892	22,470
Gross margin	16,703	15,073	31,458	30,598

Operating expenses:
Research and development	9,444	6,480	15,834	12,441
Selling, general and administrative	5,844	6,804	11,941	13,223
Acquisition and restructuring related costs	1,711	-	1,711	291
Total operating expenses	16,999	13,284	29,486	25,955

Income (loss) from operations	(296)	1,789	1,972	4,643
Interest income (expense) and other, net	(24)	(55)	(53)	(126)
Income (loss) from continuing operations before provision for income taxes	(320)	1,734	1,919	4,517

Provision (benefit) for income taxes	(6)	61	46	145

Income (loss) from continuing operations, net of tax	(314)	$1,673	$1,873	$4,372
Loss from discontinued operations, net of tax	-	-	-	(57)
Net income (loss)	$(314)	$1,673	$1,873	$4,315

Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.01)	$0.04	$0.04	$0.10
Loss from discontinued operations	$-	$-	$-	$-
Net income (loss)	$(0.01)	$0.04	$0.04	$0.10

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.01)	$0.04	$0.04	$0.09
Loss from discontinued operations	$-	$-	$-	$-
Net income (loss)	$(0.01)	$0.04	$0.04	$0.09

Shares used to compute per share amounts
Basic	45,922	45,611	45,882	45,487
Diluted	45,922	46,299	47,154	46,195

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$(314)	$1,673	$1,873	$4,315
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities, net	-	(1)	2	(1)
Foreign currency translation adjustments	(6)	(25)	(2)	(28)
Comprehensive net income (loss)	$(320)	$1,647	$1,873	$4,286

See accompanying notes to condensed consolidated financial statements.

PLX TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,873	$4,315
Adjustments to reconcile net income to net cash flows from operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	1,020	1,104
Share-based compensation expense	916	1,082
Write-downs of inventories	167	158
Other non-cash items	23	19
Changes in operating assets and liabilities:
Accounts receivable	(207)	(1,552)
Inventories	(1,876)	(198)
Other current assets	(118)	(987)
Other assets	(236)	230
Accounts payable	3,932	(4,848)
Accrued compensation and benefits	(780)	(1,568)
Other accrued expenses	1,764	398
Net cash provided by (used) in operating activities	6,478	(1,847)

Cash flows from investing activities:
Purchases of marketable securities	(5,496)	(5,763)
Maturities of marketable securities	4,868	3,113
Purchase of property and equipment	(1,835)	(381)
Net cash used in investing activities	(2,463)	(3,031)

Cash flows from financing activities:
Proceeds from exercise of common stock options	633	1,414
Taxes paid related to net share settlement of equity awards	-	(321)
Net cash provided by financing activities	633	1,093

Effect of exchange rate fluctuations on cash and cash equivalents	(10)	(26)

Net increase (decrease) in cash and cash equivalents	4,638	(3,811)
Cash and cash equivalents at beginning of period	11,021	14,673
Cash and cash equivalents at end of period	$15,659	$10,862

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$162	$98
Cash from income tax refunds	$-	$1
Cash paid for interest	$85	$123

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

Pending Transaction

On June 23, 2014, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Avago Technologies Wireless (U.S.A.) Manufacturing Inc. (“Avago”). The Merger Agreement provides for Avago to purchase all of the outstanding shares (the “Shares”) of PLX common stock, at a price of $6.50 per share. Pursuant to the terms of the Merger Agreement, Avago commenced a tender offer (the “Offer”) on July 8, 2014.

Concurrently with entering into the Merger Agreement, the largest stockholder of PLX, certain senior members of the PLX management team and all of the directors of PLX, entered into a Tender and Support Agreement with Avago (the “Tender and Support Agreements”) pursuant to which they agreed, among other things, to tender all of their Shares in the Offer, unless the Merger Agreement is terminated.  In aggregate, such persons own approximately 14.7% of the outstanding shares of PLX.

The agreement is subject to various conditions, including, but not limited to (i) at least a majority of shares of PLX common stock then outstanding (calculated on a fully diluted basis) being tendered into the Offer, (ii) the expiration or termination of the applicable Hart-Scott-Rodino Act (“HSR Act”) waiting period and compliance with the requirements under chapter VII of the Act against Restraints of Competition of 1958 of Germany, as amended, and (iii) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) with respect to PLX’s business.

The Offer will expire at midnight, New York time on August 11, 2014, the 25th business day (calculated in accordance with the rules of the Securities Exchange Act of 1934) following the commencement date of the Offer, unless extended in accordance with the terms of the Offer and the Merger Agreement and the applicable rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

PLX and Avago each filed a Premerger Notification and Report Form under the HSR Act with the Federal Trade Commission and the Antitrust Division in connection with the purchase of Shares in the Offer and the Merger on July 2, 2014.  On July 17, 2014 at 11:59 p.m., New York City time, the required HSR Act waiting period with respect to the Offer and the Merger expired.

PLX has agreed to certain restrictions on its ability to solicit and respond to any other proposals to acquire PLX. Under the Merger Agreement, PLX is prohibited from soliciting or encouraging any Competing Proposal or Competing Inquiry (each as defined in the Merger Agreement).  Additionally, under the Merger Agreement, at any time on or after June 23, 2014 until the Acceptance Time (as defined in the Merger Agreement), PLX is permitted to provide information to, and engage in discussions with, third parties with respect to a written Competing Proposal if the board of directors of PLX determines in good faith after consultation with its independent financial and outside legal advisors that the Competing Proposal constitutes or would reasonably be expected to lead to a Superior Proposal (as defined in the Merger Agreement) and that failure to take such action would be reasonably likely to result in a breach of its fiduciary duties.

The agreement contains certain termination rights by the Company and Avago including the Company's acceptance of a superior proposal.  In the event that the Merger Agreement is terminated, the Company may, under specified circumstances, be required to pay a termination fee of $10.85 million.

A copy of the Merger Agreement is attached as Exhibit 2.1 to the Form 8-K filed by PLX on June 23, 2014, to report the Merger Agreement. Additional information relating to the Merger Agreement is also included in that Form 8-K and in other filings PLX and Avago have made and will make with the SEC relating to the Merger Agreement.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates include our allowance for sales returns, obsolescence and slow moving inventory reserve, the amount of valuation allowance needed on our deferred tax assets, the useful lives of our long lived assets, the expected life and volatility inputs used to determine our stock compensation charges and the amount of our contingent liabilities. Actual results could differ from those estimates and such differences may be material to the financial statements.

Accumulated Other Comprehensive Loss

The changes in the components of accumulated other comprehensive loss, net of tax, reflected in the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), consisted of the following (in thousands):

	Three Months Ended June 30, 2014
	Unrealized gain	Foreign currency
	on marketable securities	translation adjustments	Total
Balance at April 1, 2014	$1	$(272)	$(271)
Other comprehensive loss before reclassifications	-	(6)	(6)
Balance at June 30, 2014	$1	$(278)	$(277)

	Six Months Ended June 30, 2014
	Unrealized gain (loss)	Foreign currency
	on marketable securities	translation adjustments	Total
Balance at January 1, 2014	$(1)	$(276)	$(277)
Other comprehensive income (loss) before reclassifications	2	(2)	-
Balance at June 30, 2014	$1	$(278)	$(277)

	Three Months Ended June 30, 2013
	Unrealized gain (loss)	Foreign currency
	on marketable securities	translation adjustments	Total
Balance at April 1, 2013	$1	$(230)	$(229)
Other comprehensive loss before reclassifications	(1)	(25)	(26)
Balance at June 30, 2013	$-	$(255)	$(255)

	Six Months Ended June 30, 2013
	Unrealized gain (loss)	Foreign currency
	on marketable securities	translation adjustments	Total
Balance at January 1, 2013	$1	$(227)	$(226)
Other comprehensive loss before reclassifications	(1)	(28)	(29)
Balance at June 30, 2013	$-	$(255)	$(255)

There were no amounts reclassified from accumulated other comprehensive loss in the three and six months ended June 30, 2014 and 2013.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles (“GAAP”). Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for annual reporting periods beginning after December 15, 2016. Early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

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

Employee Stock Ownership Plan

In January 2009, the Company established the PLX Technology, Inc. Employee Stock Ownership Plan (the “ESOP”). The ESOP is a non-leveraged, tax-qualified defined contribution retirement plan that is non-contributory.  PLX regular employees (other than nonresident aliens with no U.S.-source income, employees covered by a collective bargaining agreement, leased employees and employees of a non-participating subsidiary of PLX) who are at least 18 years old and have worked for PLX for at least 12 consecutive months are eligible to participate in the ESOP.  The Company makes cash contributions equal to a percentage of eligible compensation that is determined annually by the Board of Directors. Compensation costs are recorded based on the cash contribution amounts. Eligible compensation is limited to $150,000.  The contributions are used to purchase common stock of the Company. Since the adoption of the ESOP, the Company has made annual contributions of 2% of each employee's eligible compensation up to a maximum of $3,000 for any single employee (2% of $150,000 of eligible compensation).  In accordance with the Avago merger agreement, the Company ceased contributing to the plan after the June 2014 contribution. Eligible participants receive a share allocation at the end of the plan year based on the contributions plus an additional allocation for forfeitures that occurred during the plan year.  The shares and forfeitures are allocated to each ESOP participant who is employed on the last day of the ESOP Plan Year (December 31) in the same proportion that the compensation (up to the $150,000 limit) of each ESOP participant bears to the eligible compensation of all ESOP participants.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Risk-free interest rate	1.51%	1.01%	1.53%	0.84%
Expected volatility	50.10%	58.60%	52.20%	60.60%
Expected life (years)	4.56	4.34	4.56	4.34

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

As share-based compensation expense recognized in the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following tables show total share-based compensation and employee stock ownership plan expenses recorded for the three and six months ended June 30, 2014 and 2013, included in the respective line items of the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Stock Options			Stock Options
	and RSUs	ESOP	Total	and RSUs	ESOP	Total
Cost of revenues	$12	$2	$14	$22	$5	$27
Research and development	168	51	219	320	120	440
Selling, general and administrative	274	28	302	575	79	654
Total share-based compensation expense	$454	$81	$535	$917	$204	$1,121

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Stock Options			Stock Options
	and RSUs	ESOP	Total	and RSUs	ESOP	Total
Cost of revenues	$11	$3	$14	$(12)	$3	$(9)
Research and development	143	48	191	306	110	416
Selling, general and administrative	334	28	362	842	83	925
Discontinued operations (1)	-	-	-	(54)	-	(54)
Total share-based compensation expense	$488	$79	$567	$1,082	$196	$1,278

(1)	Recorded in loss from discontinued operations in the Condensed Consolidated Statements of Operations.

A summary of option activity under the Company’s stock equity plans during the six months ended June 30, 2014 is as follows:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
Options	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2013	4,652,563	$4.26	4.09	$11,427,206
Granted	852,380	6.01
Exercised	(166,591)	3.80
Cancelled	(220,825)	8.31

Outstanding at June 30, 2014	5,117,527	$4.39	4.24	$10,763,856

Exercisable at June 30, 2014	3,031,329	$3.92	3.10	$7,848,111

The Black-Scholes weighted average fair values of options granted during the three months ended June 30, 2014 and 2013 were $2.55 and $2.12, respectively.

The Black-Scholes weighted average fair values of options granted during the six months ended June 30, 2014 and 2013 were $2.56 and $2.17, respectively.

The following table summarizes ranges of outstanding and exercisable options as of June 30, 2014:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual Term	Average		Average
Range of Exercise Prices	Number	(in years)	Exercise Price	Number	Exercise Price
$1.80-$3.35	1,092,092	2.13	$2.30	1,013,638	$2.25
$3.36-$4.10	1,085,569	3.98	3.92	737,903	3.88
$4.11-$4.84	1,094,724	5.68	4.59	360,320	4.59
$4.85-$5.94	1,079,638	4.21	5.34	638,804	4.93
$5.95-$11.99	765,504	5.61	6.42	280,664	6.87
Total	5,117,527	4.24	$4.39	3,031,329	$3.92

The total intrinsic value of options exercised during the three and six months ended June 30, 2014 was $0.2 million and $0.4 million respectively. For same periods in 2013, the total intrinsic value of options exercised was $0.1 million and $0.4 million, respectively. The fair value of options vested during the three and six months ended June 30, 2014 was approximately $0.9 million and $1.5 million, respectively. As of June 30, 2014, total unrecognized compensation costs related to nonvested stock options including estimated forfeitures was $2.4 million which is expected to be recognized as expense over a weighted average period of approximately 1.5 years.

The following table summarizes the activity for our nonvested restricted stock units (“RSUs”) during the six months ended June 30, 2014:

	Nonvested Restricted Stock Units
	Number of	Weighted Average
	Shares	Grant-Date Fair Value
December 31, 2013	-	$-
Granted	10,000	$5.94
June 30, 2014	10,000	$5.94

As of June 30, 2014, total unrecognized compensation cost related to nonvested RSUs was $53,000 which is expected to be recognized as expense over a weighted average period of approximately 3.60 years.

3.  Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories were as follows (in thousands):

	June 30,	December 31,
	2014	2013
Work-in-process	$5,835	$5,561
Finished goods	6,163	4,728
Total	$11,998	$10,289

The Company evaluates the need for potential inventory write downs by considering a combination of factors including the life of the product, sales history, obsolescence, sales forecasts and expected sales prices.

4.  Net Income (Loss) Per Share

The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share. The following table sets forth the computation of basic and diluted income (loss) per share from continuing operations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Income (loss) from continuing operations	$(314)	$1,673	$1,873	$4,372

Weighted average shares outstanding - basic	45,922	45,611	45,882	45,487
Dilutive effect of stock options and RSUs	-	688	1,272	708
Weighted average shares outstanding - diluted	45,922	46,299	47,154	46,195

Basic income (loss) per share from continuing operations	$(0.01)	$0.04	$0.04	$0.10
Diluted income (loss) per share from continuing operations	$(0.01)	$0.04	$0.04	$0.09

As the Company incurred a net loss for the three month period ended June 30, 2014, the effect of dilutive securities, totaling 5.1 million shares has been excluded from the computation of diluted loss per share, as its impact would be anti-dilutive. Weighted average employee stock options to purchase approximately 0.7 million shares for the six month period ended June 30, 2014 were outstanding, but were not included in the computation of diluted earnings per share as the exercise price of the options was greater than the average share price of the Company’s stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices was greater than the weighted average number of shares underlying outstanding option and, therefore, the effect would have been anti-dilutive. Dilutive securities are comprised of options to purchase common stock and RSUs.

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

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement as of Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$185	$185	$-	$-
Certificate of deposit	8,616	-	8,616	-
Marketable securities	1,488	-	1,488	-
Total	$10,289	$185	$10,104	$-

		Fair Value Measurement as of Reporting Date Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$1	$1	$-	$-
Certificate of deposit	7,555	-	7,555	-
Marketable securities	2,716	-	2,716	-
Total	$10,272	$1	$10,271	$-

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

6.  Investments

As of June 30, 2014, the Company’s securities consisted of certificate of deposits and debt securities and were designated as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices or prices quoted in markets that are not active, with unrealized gains and losses reported in a separate component of stockholders’ equity.  The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity, both of which are included in interest income.  Realized gains and losses are recorded on the specific identification method.

The fair value of available-for-sale investments is as follows (in thousands):

	June 30, 2014
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Certificate of deposit	$8,616	$1	$(1)	$8,616
Marketable securities:
Municipal bonds	982	1	-	983
US treasury and government agencies securities	505	-	-	505
Total	$10,103	$2	$(1)	$10,104
Less amounts classified as cash equivalents				(93)
Total short and long-term available-for-sale investments				$10,011

Contractual maturity dates for investments:
Less than one year:				9,900
One to two years:				111
				$10,011

	December 31, 2013
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Certificate of deposit	$7,557	$-	$(2)	$7,555
Marketable securities:
Municipal bonds	2,125	1	-	2,126
US treasury and government agencies securities	590	-	-	590
Total	$10,272	$1	$(2)	$10,271
Less amounts classified as cash equivalents				(868)
Total short and long-term available-for-sale investments				$9,403

Contractual maturity dates for investments:
Less than one year:				8,295
One to two years:				1,108
				$9,403

The following tables show the gross unrealized losses and fair value for investments in an unrealized loss position as of June 30, 2014 and December 31, 2013, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	June 30, 2014
	Less than 12 Months		12 months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificate of deposit	$833	$(1)	$-	$-	$833	$(1)
Total	$833	$(1)	$-	$-	$833	$(1)

	December 31, 2013
	Less than 12 Months		12 months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificate of deposit	$1,956	$(2)	$-	$-	$1,956	$(2)
Total	$1,956	$(2)	$-	$-	$1,956	$(2)

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

7.  Acquisition and Restructuring Costs

For the three and six months ended June 30, 2014 the Company recorded $1.7 million of acquisition costs, primarily for outside legal and investment banking fees associated with the pending Avago acquisition of PLX. These expenses were included in operating expenses under acquisition and restructuring related costs in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2014.

For the six months ended June 30, 2013, the Company recorded $0.3 million of severance and benefit related costs, included in acquisition and restructuring related costs in the Condensed Consolidated Statement of Operations, related to the termination of 4 employees worldwide as part of the restructuring of SG&A activities as a result of the 2012 divestiture of the PHY business. As of December 31, 2013 all of the severance and benefit accruals were paid.

For the six months ended June 30, 2013, the Company recorded $12,000 of outside legal and accounting costs associated with the wrap up of the IDT acquisition activities, which were terminated in December 2012. These expenses were also included in operating expenses under acquisition and restructuring related costs in the Company’s Condensed Consolidated Statement of Operations.

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

Revenues from continuing operations by geographic region based on customer location were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
China	$7,246	$7,752	$13,420	$14,788
Taiwan	5,923	4,816	11,009	8,926
United States	5,050	4,944	9,806	10,777
Germany	2,600	2,399	5,617	4,806
Singapore	3,236	4,632	6,058	9,100
Other Asia Pacific	3,995	2,002	6,683	3,804
Europe, Middle East and Africa	290	204	441	648
The Americas - excluding United States	171	101	316	219
Total	$28,511	$26,850	$53,350	$53,068

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues from continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Excelpoint Systems Pte Ltd	27%	32%	27%	33%
Avnet, Inc.	23%	22%	24%	24%
Answer Technology, Inc.	16%	14%	15%	13%

There were no direct end customers that accounted for more than 10% or more of the total accounts receivable balance.  The following distributors accounted for 10% or more of the total accounts receivable balance:

	June 30,
	2014	2013
Excelpoint Systems Pte Ltd	34%	39%
Answer Technology, Inc.	23%	19%

9. Line of Credit

On September 30, 2011, the Company entered into an agreement with Silicon Valley Bank to establish a two-year $10.0 million revolving loan facility. On April 22, 2013, the agreement was amended to increase the facility to $15.0 million and extend the maturity date to September 30, 2015. The facility provides for revolving advances based on a borrowing-base formula tied to the Company’s receivables and also provides for month-end and fiscal quarter-end advances beyond the borrowing-base formula subject to certain limitations and requirements. Borrowings under the credit facility bear interest at rates equal to the prime rate announced from time to time in The Wall Street Journal. As of June 30, 2014 the prime rate was 3.25%.  The facility also provides for commitment, unused facility and letter-of-credit fees. The facility is secured by liens on the Company’s personal property assets except for intellectual property, which is subject to a negative pledge against encumbrance. As of June 30, 2014 there is $5.0 million outstanding against the facility. In addition, the Company issued an irrevocable letter of credit of $0.8 million against the facility for the bond issued as a result of the judgment in the Internet Machines litigation. Borrowing availability as of June 30, 2014 was $9.2 million. Interest payments are paid monthly with principal due at maturity.

The facility is subject to certain financial covenants for EBITDA, as defined in the agreement, and a monthly quick ratio computation (PLX’s cash, investments and accounts receivable divided by current liabilities). The Company was in compliance with all financial covenants associated with this facility as of June 30, 2014.

10. Commitments and Contingencies

Internet Machines Litigation

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

 Litigation Relating to the Merger Transaction with Avago

Since the announcement of the Merger Agreement on June 23, 2014, nine putative class action lawsuits have been filed by shareholders against the Company, its directors and/or Avago challenging the transactions contemplated by the Merger Agreement. See Note 1 under the caption “Pending Transaction” for more information on the Merger Agreement.

Four lawsuits were filed in the Superior Court for the State of California, County of Santa Clara, captioned Cox v. PLX Technology Inc. et al.; Ellis v. PLX Technology Inc. et al.; Golden v. PLX Technology, Inc. et al.; and Abdallah v. PLX Technology, Inc. et al. (the “California Actions”). On July 17, 2014, the parties lodged stipulated requests to consolidate the California actions under the caption In re PLX Technology, Inc. S’holder Litig. and appoint lead plaintiff and counsel. That same day, the parties lodged a stipulated request to stay the California Actions pending resolution of related actions filed in the Delaware Court of Chancery, described below. Those stipulations await court approval.

Five lawsuits were filed in the Delaware Court of Chancery, captioned Varghese v. PLX Technology, Inc. et al.; Feinstein v. PLX Technology, Inc. et al.; Price v. PLX Technology et al.; Cox v. Avago Technologies Wireless (U.S.A), Inc. et al.; and Cohn v. Salameh et al. (the “Delaware Actions”). On July 21, 2014, the court granted a stipulated order consolidating the Delaware Actions under the caption In re PLX Technology, Inc. Stockholders Litigation, Consol. appointing lead plaintiffs and lead counsel, and designating the complaint filed in Cox as the operative complaint for the consolidated action.

The complaints allege, among other things, that the Company’s directors breached their fiduciary duties to the Company’s stockholders by seeking to sell the Company for an inadequate price, pursuant to an unfair process, and by agreeing to preclusive deal protections in the Merger Agreement. Plaintiffs also allege that the Company, Potomac Capital Partners II, L.P., Parent and the Purchaser aided and abetted the alleged fiduciary breaches. Plaintiffs finally allege that the 14D-9 recommendation statement filed by the Company contains false and misleading statements and/or omits material information necessary to inform the shareholder vote. The complaints seek, among other things, equitable relief to enjoin the consummation of the proposed transaction contemplated by the Merger Agreement, and attorneys’ fees and costs.

Other Litigation

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

Long Term Contracts

The Company entered into a license agreement with a third party IP provider, effective April 30, 2014, to license its PCI Express Gen 4 IP. The license allows the Company to develop three products within four years of its acceptance of the final deliverable. The license fee of $5.5 million is payable in installments based on specific milestones and is subject to royalty payments.

11.  Income Taxes

A provision for income tax from continuing operations of $46,000 has been recorded for the six month period ended June 30, 2014, compared to a provision of $145,000 for the same period in 2013.  Income tax expense for the six months ended June 30, 2014 and 2013 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes.

Due to operating losses incurred, the Company created a full valuation allowance as of December 2002 for deferred tax assets.  As of June 30, 2014, a valuation allowance continues to be recorded for the net deferred tax asset based on management’s assessment that the realization of deferred tax assets is uncertain due to the history of losses, the variability of operating results and the inability to conclude that it is more likely than not that sufficient taxable income would be generated in future periods to realize those deferred tax assets. The Company will maintain a full valuation allowance until sufficient positive evidence exists to support a reversal of the valuation allowance. As of December 31, 2013, the Company has a valuation allowance against net deferred assets of $67.2 million. Other than the estimated usage of the Company’s net operating losses for the year, there were no material changes in the amount of net deferred assets during the six months ended June 30, 2014

The Company intends to review on a quarterly basis the conclusions reached about the appropriate amount of its deferred income tax asset valuation allowance and expects a significant benefit to be recorded in the period the valuation allowance reversal is recorded and a significantly higher effective tax rate in periods following the valuation allowance reversal.

As of December 31, 2013, the Company had unrecognized tax benefits of approximately $5.9 million of which none, if recognized, would result in a reduction of the Company’s effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the six months ended June 30, 2014. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. The Company does not believe the amount of its unrecognized tax benefits will significantly change within the next twelve months.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future, but excluding from such “safe harbor” any statements made or deemed made in connection with the agreement described in Note 1 of the condensed consolidated financial statements.  Forward-looking statements include statements regarding our expectations or other prospective statements concerning the Merger Agreement and related transactions described in Note 1 of the condensed consolidated financial statements, statements regarding our PCI Express product revenue growth in 2014, our future gross margins, our future research and development expenses, our future deferred tax valuation and unrecognized tax benefits, our ability to meet our capital requirements for the next twelve months, our future capital requirements, that current high turns fill requirements will continue indefinitely and our anticipation that sales to a small number of customers will account for a significant portion of our sales.  Actual results could differ materially from those projected in such forward-looking statements.  Factors that could cause actual results to differ include unexpected changes in the mix of our product sales, unexpected pricing pressures, unexpected capital requirements that may arise due to other possible acquisitions or other events, unanticipated changes in the businesses of our suppliers, and unanticipated cash shortfalls.  Actual results could also differ for the reasons noted under the sub-heading “Factors That May Affect Future Operating Results” in Item 1A, Risk Factors in Part II of this report on Form 10-Q and in other sections of this report on Form 10-Q.  All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

On June 23, 2014, we announced that we entered into an agreement to be acquired by Avago Technologies Wireless (U.S.A.) Manufacturing Inc. (“Avago”) summarized in Note 1 of Notes to Condensed Consolidated Financial Statements.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND JUNE 30, 2013

Net Revenues

The following table shows the revenue by type (in thousands) and as a percentage of net revenues:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014		2013		2014		2013
PCI Express Revenue	$19,781	69.4%	$20,103	74.9%	$56,973	72.3%	$50,523	65.8%
Connectivity Revenue	8,730	30.6%	6,747	25.1%	21,820	27.7%	26,311	34.2%
	$28,511		$26,850		$78,793		$76,834

Net revenues consist primarily of product revenues generated principally by sales of our semiconductor devices. Net revenues for the three months ended June 30, 2014 increased 6.2%, or $1.7 million, compared to the same period in 2013. The increase was primarily due to timing of customer last time buys for some of our Connectivity products.

Net revenues for the six months ended June 30, 2014 was relatively flat compared to the same period in 2013. The increase in Connectivity revenues was due to customer last time buys and the decrease in PCI Express revenues was primarily due to lower sales of our PCI Express Gen 2 products as a result of the first quarter of 2014 temporary supply constraints due to assembly issues at one of our assembly manufacturers. These assembly issues were addressed and were not a limitation in the second quarter of 2014.

There were no direct end customers that accounted for more than 10% of net revenues. Sales to the following distributors accounted for 10% or more of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Excelpoint Systems Pte Ltd	27%	32%	27%	33%
Avnet, Inc.	23%	22%	24%	24%
Answer Technology, Inc.	16%	14%	15%	13%

We currently expect to see revenue growth through 2014 for our PCI Express products and continued declines of our Connectivity products after customer last time buys. Future demand for our products is uncertain and is highly dependent on general economic conditions and the demand for products that contain our chips. Customer demand for semiconductors can change quickly and unexpectedly.  Our revenue levels have been highly dependent on the amount of new orders that are received for products to be delivered to the customer within the same quarter, also called “turns fill” orders.  Because of the long cycle time to build our products and our lack of visibility into demand when turns fill orders are high, it is difficult to predict which products to build to match future demand.  We believe the current high turns fill requirements will continue indefinitely.  The high turns fill orders pattern, together with the uncertainty of product mix and pricing, makes it difficult to predict future levels of sales and profitability and may require us to carry higher levels of inventory.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	in thousands
Gross profit	$16,703	$15,073	$31,458	$30,598
Gross margin	58.6%	56.1%	59.0%	57.7%

Gross profit for the three months ended June 30, 2014 increased by 10.8%, or $1.6 million compared to the same period in 2013 and gross margin increased 2.5 percentage points, or 4.5%. The three months ended June 30, 2014 includes the royalty accrual of $0.2 million associated with the Internet Machines litigation, which had approximately a 1.0 percentage point impact on gross margin. The increase in absolute dollars and as a percentage was due to product and customer mix and cost reductions efforts on our PCI Express products as well as the last time buys of our Connectivity products. See Note 10 of the condensed consolidated financial statements for more information on the Internet Machines litigation.

Gross profit for the six months ended June 30, 2014 increased by 2.8%, or $0.9 million compared to the same period in 2013 and gross margin increased 1.3 percentage points, or 2.3%. The six months ended June 30, 2014 includes the royalty accrual of $0.5 million associated with the Internet Machines litigation, which had approximately a 1.0 percentage point impact on gross margin. The increase in absolute dollars and as a percentage was due to product and customer mix and cost reductions efforts on our PCI Express products as well as the last time buys of our Connectivity products.

Future gross profit and gross margin are highly dependent on the product and customer mix, our ability to secure cost reductions from our suppliers, provisions and sales of previously written down inventory, the position of our products in their respective life cycles and specific manufacturing costs.  Accordingly, we are not able to predict future gross profit levels or gross margins with certainty. However, we do expect that in the near term gross margins will return to similar levels seen in 2013.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of tape-out costs at our independent foundries, salaries and related costs, including share-based compensation and expenses for outside engineering consultants.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	in thousands
R&D expenses	$9,444	$6,480	$15,834	$12,441
As a percentage of revenues	33.1%	24.1%	29.7%	23.4%

R&D expenses increased by $3.0 million or 45.7% in the three months ended June 30, 2014 compared to the same period in 2013. The increase in R&D in absolute dollars and as a percentage of revenue was primarily due to increases in spending on tape-out related activities of $1.1 million due to timing of projects taped-out and compensation and benefit related expenses of $0.3 million due to the increase in average headcount of approximately 15%. In addition we made an initial payment of $1.4 million, upon signing of the agreement, for the PCI Express Gen4 intellectual property (“IP”) that will be developed a third party IP provider. Our intention is to begin using the IP in the second half of 2014. However, we expensed this initial payment in the period in which the payment was made in accordance with the accounting guidance related to R&D costs.

R&D expenses increased by $3.4 million or 27.3% in the six months ended June 30, 2014 compared to the same period in 2013. The increase in R&D in absolute dollars and as a percentage of revenue was primarily due to the advance payment on the PCI Express Gen4 IP of $1.4 million and increases in spending on tape-out related activities of $1.2 million due to timing of projects taped-out and compensation and benefit related expenses of $0.7 million due to the increase in average headcount of approximately 13%.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	in thousands
SG&A expenses	$5,844	$6,804	$11,941	$13,223
As a percentage of revenues	20.5%	25.3%	22.4%	24.9%

SG&A expenses decreased by $1.0 million or 14.1% in the three months ended June 30, 2014 compared to the same period in 2013. The decrease in SG&A in absolute dollars was due primarily to the 2013 accrual of $0.9 million as a result of the Court’s post-verdict ruling in the Internet Machine’s lawsuit in June 2013.

SG&A expenses decreased by $1.3 million or 9.7% in the six months ended June 30, 2014 compared to the same period in 2013. The decrease in SG&A in absolute dollars was due primarily to the 2013 accrual of $0.9 million as a result of the Court’s post-verdict ruling in the Internet Machine’s lawsuit in June 2013 and the fully vested option grants in connection with the 2012 Board of Directors election, which were granted in the first quarter of 2013, while the option grants for the 2013 Board of Directors election were granted in the fourth quarter of 2013.

Acquisition and Restructuring Related Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	in thousands
Severance costs	$-	$-	$-	$279
Deal costs	1,711	-	1,711	12
	$1,711	$-	$1,711	$291

We recorded acquisition related costs of $1.7 million in the three and six months ended June 30, 2014, for outside legal and investment banking fees associated with the pending Avago acquisition of PLX. See Note 1 of Notes to Condensed Consolidated Financial Statements for more information on the Avago transaction.

Due primarily to our entering into an agreement to be acquired by Avago, we expect to incur, in the third quarter and possibly additional future periods, significant additional expenses in connection with the transactions contemplated by the agreement and the related shareholder lawsuits.  See Risk Factors below in this report under the caption “Risks Related to the Proposed Acquisition of the Company by Avago” for a discussion of risks related to the proposed acquisition.

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

Interest Income (Expense) and Other, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	in thousands
Interest income	$9	$4	$18	$8
Interest expense	(41)	(65)	(82)	(130)
Other income (expense)	8	6	11	(4)
	$(24)	$(55)	$(53)	$(126)

Interest income reflects interest earned on cash, cash equivalents and short-term and long-term investment balances.

Interest expense reflects interest recorded on the line of credit borrowings.

Other income (expense) includes other miscellaneous transactions and foreign currency transaction gains and losses. Other income may fluctuate significantly due to currency fluctuations.

Provision for Income Taxes

A provision for income tax of $46,000 has been recorded for the six month period ended June 30, 2014, compared to a provision of $145,000 for the same period in 2013.  Income tax expense for the six months ended June 30, 2014 and 2013 is a result of applying the estimated annual effective tax rate to cumulative profit before taxes.

As of June 30, 2014, we have a valuation allowance against net deferred assets. While encouraged by the pretax profit earned in 2013 and in the first half of 2014 and by the favorable trend of our recent financial results, management believes it is appropriate to obtain confirmatory evidence that the improvement in our results in operations is sustainable, and the realization of at least some of the deferred income tax assets is more likely than not, before reversing a portion of the valuation allowance to earnings.

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

As of December 31, 2013, we had unrecognized tax benefits of approximately $5.9 million of which none, if recognized, would result in a reduction of our effective tax rate.  There were no material changes in the amount of unrecognized tax benefits during the six months ended June 30, 2014. Future changes in the balance of unrecognized tax benefits will have no impact on the effective tax rate as they are subject to a full valuation allowance. We do not believe the amount of our unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  The tax years 2009 through 2012 remain open to examination by the federal and most state tax authorities. Net operating loss and tax credit carryforwards generated in prior periods remain open to examination.

Liquidity and Capital Resources

Cash and Investments

We invest excess cash predominantly in certificate of deposits and debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of June 30, 2014 cash, cash equivalents, short and long-term marketable securities were $25.7 million, an increase of $5.3 million from $20.4 million at December 31, 2013.

Operating Activities

	Six Months Ended
	June 30,
	2014	2013
	in thousands
Income from continuing operations, net of non-cash items	$3,999	$6,789
Loss from discontinued operations, net of non-cash items	-	(111)
Changes in working capital	2,479	(8,525)
Net cash provided by (used in) operating activities	$6,478	$(1,847)

Cash provided by (used in) operating activities primarily consists of net income adjusted for certain non-cash items including depreciation, share-based compensation expense, provisions for excess and obsolete inventories, other non-cash items and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2014 was $6.5 million compared to cash used in operating activities of $1.8 million for the same period in 2013. The increase in cash flow provided by operations was primarily due to changes in our working capital as a result of an increase in accounts payable due to the Avago acquisition and tape-out related activities late in the second quarter of 2014 as compared to larger vendor payments related to the IDT acquisition activities and employee variable compensation payments in the first quarter of 2013, which were accrued in 2012, partially offset by a decrease in income from continuing operations, net of non-cash items. Our days sales outstanding was relatively flat and our inventory increased to support customer demand.

Investing Activities

Our investing activities are primarily driven by investment of our excess cash, sales of investments and capital expenditures. Capital expenditures have generally been comprised of purchases of engineering equipment, computer hardware, software, server equipment and furniture and fixtures. The cash used in investing activities for the six months ended June 30, 2014 of $2.5 million was due to purchases of investments (net of sales and maturities) of $0.6 million and capital expenditures of $1.8 million. Cash used in investing activities for the six months ended June 30, 2013 of $3.0 million was due to purchases of investments (net of sales and maturities) of $2.6 million and capital expenditures of $0.4 million.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2014 of $0.6 million was due to the proceeds from the exercise of stock options. Cash provided by financing activities for the six months ended June 30, 2013 of $1.1 million was due to the proceeds from the exercise of stock options of $1.4 million, partially offset by the taxes paid related to net share settlements of restricted stock units of $0.3 million.

Obligations

As of June 30, 2014, we had the following significant contractual obligations and commercial commitments (in thousands):

	Payments due in
		Less than	1-3	More than
	Total	1 Year	Years	3 Years
Operating leases - facilities and equipment	$292	$202	$90	$-
IP and Software licenses	7,334	3,617	3,517	200
Inventory purchase commitments	7,025	7,025	-	-
Borrowing against line of credit	5,000	-	5,000	-
Total cash obligations	$19,651	$10,844	$8,607	$200

On September 30, 2011, we entered into an agreement with Silicon Valley Bank to establish a two-year $10.0 million revolving loan facility. On April 22, 2013, the agreement was amended to increase the facility to $15.0 million and extend the maturity date to September 30, 2015. Borrowings under the credit facility bear interest at rates equal to the prime rate announced from time to time in The Wall Street Journal. As of June 30, 2014 the prime rate was 3.25%.  The facility also provides for commitment, unused facility and letter-of-credit fees. As of June 30, 2014 there is $5.0 million outstanding against the facility. In addition, the company issued an irrevocable letter of credit of $0.8 million against the facility for the bond issued as a result of the judgment in the Internet Machines litigation. The facility is subject to certain financial covenants for EBITDA, as defined in the agreement, and a monthly quick ratio computation (PLX’s cash, investments and accounts receivable divided by current liabilities). We were in compliance with all financial covenants associated with this facility as of June 30, 2014. See Note 9 of the condensed consolidated financial statements for additional information.

Based on the June 19, 2013 Court’s ruling in the Internet Machines litigation, we were required to issue a bond of $2.7 million for pre-judgment damages awarded and future royalties. As of June 30, 2014, the full $2.7 million was accrued under other accrued expenses in our Condensed Consolidated Balance Sheet and we will continue to accrue royalties as incurred. See Note 10 of the condensed consolidated financial statements for more information on the Internet Machines litigation.

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

As of June 30, 2014, we offer pricing protection to two distributors whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. We analyze current requests for credit in process, also known as ship and debits, historical rates and amounts of credits issued and inventory at the distributor to determine the ending sales reserve required for this program.  We also offer stock rotation rights to two distributors such that they can return up to a total of 5% of products purchased every six months in exchange for other PLX products of equal value. We analyze inventory at distributors, current stock rotation requests and past experience, which has historically been insignificant, to determine the ending sales reserve required at each reporting period.  Provisions for reserves are charged directly against revenue and related reserves are recorded as a reduction to accounts receivable.

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

Taxes

We account for income taxes using the asset and liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of June 30, 2014, we have determined that negative evidence supports the need for a full valuation allowance against our net deferred tax assets. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. We continue to review our conclusions about the appropriate amount of our deferred income tax asset valuation allowance in light of circumstances existing in current periods and considering the expected future period results and will maintain a full valuation until sufficient positive evidence exists to support a reversal of the valuation allowance. If we continue to generate profits in 2014 and beyond, it is possible that the US valuation allowance position will be reversed in the foreseeable future.  We expect a significant benefit to be recorded in the period the valuation allowance reversal is recorded and a significantly higher effective tax rate in periods following the valuation allowance reversal.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have an investment portfolio of fixed income securities, including amounts classified as cash equivalents, short-term investments and long-term investments of $10.1 million at June 30, 2014.  These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  We invest primarily in high quality, short-term and long-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $43,000 decrease (less than 1%) in the fair value of our available-for-sale securities.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information contained under the caption “Commitments and Contingencies” in Note 10 of our notes to the consolidated financial statements included in Part I, Item 1, of this Form 10-Q is incorporated by reference into this Item 1.

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

RISKS RELATED TO THE PROPOSED ACQUISITION OF THE COMPANY BY AVAGO

Failure To Complete, Or Delays In Completing, The Transaction With Avago Announced On June 23, 2014, Could Materially And Adversely Affect The Company’s Business, Results Of Operations, Financial Condition And Stock Price

On June 23, 2014, Avago Technologies Wireless (U.S.A.) Manufacturing Inc., a Delaware corporation (“Parent”), Pluto Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Purchaser”), and PLX Technology, Inc., a Delaware corporation (“PLX”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  The Merger Agreement provides that, on and subject to the terms of the Merger Agreement, Purchaser will commence a tender offer (the “Offer”) to purchase all of the outstanding shares (the “Shares”) of PLX common stock, $0.001 par value, at a price of $6.50 per Share, without interest and subject to any applicable withholding taxes.

Consummation of the Offer is subject to various conditions set forth in the Merger Agreement, including, but not limited to (i) at least a majority of shares of PLX common stock then outstanding (calculated on a fully diluted basis) being tendered into the Offer, (ii) the expiration or termination of the applicable Hart-Scott-Rodino Act (“HSR Act”) waiting period and compliance with the requirements under chapter VII of the Act against Restraints of Competition of 1958 of Germany, as amended, and (iii) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) with respect to PLX’s business. The Offer is not subject to a financing condition.

A copy of the Merger Agreement is included as an exhibit to a Form 8-K we filed on June 23, 2014, to report the Merger Agreement, and the references in this report to the Merger Agreement are qualified in their entirety by reference to the full text of the Merger Agreement.  The discussion of risks below is not an offer to sell or the solicitation of an offer to buy any securities or otherwise participate in the Offer.

Any offer will only be made through a Tender Offer Statement on Schedule TO, which contains an offer to purchase, form of letter of transmittal and other documents relating to the tender offer (collectively, the “ Offer Materials”), each initially filed with the SEC by Avago on July 8, 2014.  In addition, PLX filed with the SEC on July 8, 2014, a solicitation/recommendation statement on Schedule 14D-9 with respect to the Offer.  These filings have been and will be further amended and supplemented from time to time. Investors and security holders are urged to carefully read these documents and the other documents relating to the transactions contemplated by the Merger Agreement when they become available because these documents will contain important information relating to the Offer and related transactions.  Investors and security holders may obtain a free copy of these documents after they have been filed with the SEC, and other annual, quarterly and special reports and other information filed with the SEC by Avago Technologies Limited (the parent company of Parent) (“Avago Limited”) or PLX, at the SEC’s website at www.sec.gov.  In addition, such materials may be obtained from PLX or Avago Limited by contacting PLX Investor Relations at (408) 774-9060 or investor-relations@plxtech.com or Avago Limited Investor Relations at (408) 435-7400 or investor.relations@avagotech.com.

PLX and Avago each filed a Premerger Notification and Report Form under the HSR Act with the Federal Trade Commission and the Antitrust Division in connection with the purchase of Shares in the Offer and the Merger on July 2, 2014.  On July 17, 2014 at 11:59 p.m., New York City time, the required HSR Act waiting period with respect to the Offer and the Merger expired.

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
•
Under certain circumstances relating to superior proposals as described in the Merger Agreement (and there are no assurances as to when or whether superior proposals might be made or on what terms), PLX must pay a termination fee to Avago in the amount of $10.85 million if Merger Agreement is terminated by PLX;

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

Lawsuits Have Been Filed Against PLX, The Members Of Its Board Of Directors and Avago, Challenging The Transaction, And An Adverse Judgment In Any Such Lawsuit May Prevent The Offer From Being Consummated Or The Transaction From Being Completed On The Desired Schedule, And Could Result In Significant Additional Expenses To PLX

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

Since the announcement of the Merger Agreement on June 23, 2014, nine putative class action lawsuits have been filed by shareholders against PLX, its directors and/or Avago challenging the transactions contemplated by the Merger Agreement. See Note 10 of the condensed consolidated financial statements for a description of the nine shareholder complaints filed against us.

There can be no assurance that PLX and other potential defendants in these lawsuits or future lawsuits will be successful in their defenses.  An unfavorable outcome in any of the lawsuits could prevent or delay completion of the Transaction and/or result in substantial costs.

The Announcement And Pendency Of The Avago Transaction Could Cause Disruptions In The Businesses Of PLX, Which Could Have An Adverse Effect On Its Business And Financial Results, And Consequently On The Combined Company

Avago and PLX have operated and, until the consummation of the initial merger (as described in the Merger Agreement), will continue to operate, independently.  Uncertainty about the effect of the Transaction on customers, suppliers and employees may have an adverse effect on PLX, and consequently on the combined company.  In response to the announcement of the offer and mergers, existing or prospective customers or suppliers of PLX may:

•	delay, defer or cease purchasing products or services from or providing products or services to PLX or the combined company;
•	delay or defer other decisions concerning PLX or the combined company; or
•	otherwise seek to change the terms on which they do business with PLX or the combined company.

Any such delays or changes to terms could materially and adversely affect the business, results of operations and financial condition of PLX or, if the Transaction is completed, the combined company.

In addition, as a result of the Transaction, current and prospective employees could experience uncertainty about their future with PLX or the combined company.  These uncertainties may impair the ability of PLX to retain, recruit or motivate key personnel.

PLX Will Incur Significant Costs In Connection With The Transaction, Whether Or Not It Is Consummated

PLX will incur substantial expenses related to the Transaction, whether or not the Transaction is completed. Through June 2014, PLX has incurred direct transaction costs of approximately $1.7 million.  PLX estimates that it will incur additional investment banking fees of $3.4 million, which is contingent upon consummation of the Transaction and direct transaction costs, which are likely to be significant, through completion. Moreover, in the event that the Merger Agreement is terminated, PLX may, under some circumstances, be required to pay Avago a $10.85 million termination fee.  Payment of these expenses by PLX as a standalone entity would adversely affect PLX's operating results and financial condition and would likely adversely affect its stock price.

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

A Large Portion Of Our Revenues Is Derived From Sales To Third-Party Distributors Who May Terminate Their Relationships With Us At Any Time

We depend on distributors to sell a significant portion of our products. Sales through distributors for the six months ended June 30, 2014 and 2013 accounted for approximately 86% and 87%, respectively, of our net revenues.  Some of our distributors also market and sell competing products.  Distributors may terminate their relationships with us at any time.  Our future performance will depend in part on our ability to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. We may lose one or more of our current distributors or may not be able to recruit additional or replacement distributors. The loss of one or more of our major distributors could have a material adverse effect on our business, as we may not be successful in servicing our customers directly or through manufacturers’ representatives.

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

Sales outside of the United States accounted for 82% and 80% of our net revenues in the six months ended June 30, 2014 and 2013, respectively.  Sales outside of the United States may fluctuate in future periods and may continue to account for a large portion of our revenues. In addition, equipment manufacturers who incorporate our products into their products sell their products outside of the Unites States, thereby exposing us indirectly to foreign risks. Further, most of our semiconductor products are manufactured outside of the United States. Accordingly, we are subject to international risks, including:

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

ITEM 6.  EXHIBITS

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of June 23, 2014, between Avago Technologies Wireless (U.S.A.) Manufacturing Inc., Pluto Merger Sub, Inc. and PLX Technology, Inc.*(1)

10.1	Amended and Restated PLX Severance Plan for Executive Management.**(1)

10.2	Executive Officer Retention Agreement between PLX Technology, Inc. and David K. Raun.**(1)

10.3	Executive Officer Retention Agreement between PLX Technology, Inc. and Arthur O. Whipple.**(1)

10.4	Executive Officer Retention Agreement between PLX Technology, Inc. and Gene Schaeffer.**(1)

10.5	Executive Officer Retention Agreement between PLX Technology, Inc. and Michael Grubisich.**(1)

10.6	Executive Officer Retention Agreement between PLX Technology, Inc. and Vijay Meduri.**(1)

10.7	Executive Officer Retention Agreement between PLX Technology, Inc. and Larry Chisvin.**(1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2
Tender and Support Agreement, dated as of June 23, 2014, between Avago Technologies Wireless (U.S.A.) Manufacturing Inc., Pluto Merger Sub, Inc. and the directors and officers of PLX Technology, Inc. party thereto.*(1)

99.3
Tender and Support Agreement, dated as of June 23, 2014, between Avago Technologies Wireless (U.S.A.) Manufacturing Inc., Pluto Merger Sub, Inc. and the stockholders of PLX Technology, Inc. party thereto.*(1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Attached as the identically numbered exhibit to PLX’s Current Report on Form 8-K, filed on June 23, 2014, and incorporated herein by reference.
*
Except as filed with PLX's Current Report on Form 8-K, filed on June 23, 2014, the exhibits and schedules to the agreement, as set forth in the agreement, have not been filed pursuant to Item 601(b)(2) of Regulation S-K. PLX agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLX TECHNOLOGY, INC.

Date: August 7, 2014

By     /s/ Arthur O. Whipple
         Arthur O. Whipple
         Chief Financial Officer
         (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of June 23, 2014, between Avago Technologies Wireless (U.S.A.) Manufacturing Inc., Pluto Merger Sub, Inc. and PLX Technology, Inc.*(1)

10.1	Amended and Restated PLX Severance Plan for Executive Management.**(1)

10.2	Executive Officer Retention Agreement between PLX Technology, Inc. and David K. Raun.**(1)

10.3	Executive Officer Retention Agreement between PLX Technology, Inc. and Arthur O. Whipple.**(1)

10.4	Executive Officer Retention Agreement between PLX Technology, Inc. and Gene Schaeffer.**(1)

10.5	Executive Officer Retention Agreement between PLX Technology, Inc. and Michael Grubisich.**(1)

10.6	Executive Officer Retention Agreement between PLX Technology, Inc. and Vijay Meduri.**(1)

10.7	Executive Officer Retention Agreement between PLX Technology, Inc. and Larry Chisvin.**(1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2
Tender and Support Agreement, dated as of June 23, 2014, between Avago Technologies Wireless (U.S.A.) Manufacturing Inc., Pluto Merger Sub, Inc. and the directors and officers of PLX Technology, Inc. party thereto.*(1)

99.3
Tender and Support Agreement, dated as of June 23, 2014, between Avago Technologies Wireless (U.S.A.) Manufacturing Inc., Pluto Merger Sub, Inc. and the stockholders of PLX Technology, Inc. party thereto.*(1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Attached as the identically numbered exhibit to PLX’s Current Report on Form 8-K, filed on June 23, 2014, and incorporated herein by reference.
*
Except as filed with PLX's Current Report on Form 8-K, filed on June 23, 2014, the exhibits and schedules to the agreement, as set forth in the agreement, have not been filed pursuant to Item 601(b)(2) of Regulation S-K. PLX agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan or arrangement.